Form 10-Q
period 2022-09-30
American Water Works Company, Inc.
filed 2022-10-31
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 25, 2022
Common Stock, par value $0.01 per share	181,827,874

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
The Company maintains a website at https://amwater.com, an Investor Relations website at https://ir.amwater.com, and a Diversity and Inclusion website at https://diversityataw.com. Information contained on the Company’s websites, including its Sustainability Report, its Inclusion and Diversity Annual Report, and other reports or documents, shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks.
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to execute its current and long-term business, operational and capital expenditures strategies; the Company’s ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets, including the timing and amount of the Company’s future public equity issuances; the outcome and impact on the Company of governmental and regulatory proceedings and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the COVID-19 pandemic; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•fluctuations in inflation or interest rates, and the Company’s ability to address or mitigate the impacts thereof;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Property, plant and equipment	$29,062	$27,413
Accumulated depreciation	(6,426)	(6,329)
Property, plant and equipment, net	22,636	21,084
Current assets:
Cash and cash equivalents	77	116
Restricted funds	27	20
Accounts receivable, net of allowance for uncollectible accounts of $64 and $75, respectively	358	271
Unbilled revenues	273	248
Materials and supplies	93	57
Assets held for sale	—	683
Other	189	159
Total current assets	1,017	1,554
Regulatory and other long-term assets:
Regulatory assets	1,075	1,051
Seller promissory note from the sale of the Homeowner Services Group	720	720
Operating lease right-of-use assets	90	92
Goodwill	1,143	1,139
Postretirement benefit assets	208	193
Other	237	242
Total regulatory and other long-term assets	3,473	3,437
Total assets	$27,126	$26,075
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 187,169,722 and 186,880,413 shares issued, respectively)	$2	$2
Paid-in-capital	6,813	6,781
Retained earnings	1,359	925
Accumulated other comprehensive loss	(39)	(45)
Treasury stock, at cost (5,342,477 and 5,269,324 shares, respectively)	(377)	(365)
Total common shareholders' equity	7,758	7,298
Long-term debt	10,940	10,341
Redeemable preferred stock at redemption value	3	3
Total long-term debt	10,943	10,344
Total capitalization	18,701	17,642
Current liabilities:
Short-term debt	634	584
Current portion of long-term debt	265	57
Accounts payable	220	235
Accrued liabilities	610	701
Accrued taxes	69	176
Accrued interest	116	88
Liabilities related to assets held for sale	—	83
Other	216	217
Total current liabilities	2,130	2,141
Regulatory and other long-term liabilities:
Advances for construction	306	284
Deferred income taxes and investment tax credits	2,372	2,421
Regulatory liabilities	1,614	1,600
Operating lease liabilities	78	80
Accrued pension expense	250	285
Other	186	180
Total regulatory and other long-term liabilities	4,806	4,850
Contributions in aid of construction	1,489	1,442
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$27,126	$26,075
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues	$1,082	$1,092	$2,861	$2,979
Operating expenses:
Operation and maintenance	416	436	1,156	1,286
Depreciation and amortization	164	161	485	476
General taxes	63	78	208	241
Total operating expenses, net	643	675	1,849	2,003
Operating income	439	417	1,012	976
Other income (expense):
Interest expense	(111)	(101)	(317)	(300)
Interest income	14	—	39	—
Non-operating benefit costs, net	19	20	58	59
Other, net	6	4	38	11
Total other (expense) income	(72)	(77)	(182)	(230)
Income before income taxes	367	340	830	746
Provision for income taxes	70	62	157	128
Net income attributable to common shareholders	$297	$278	$673	$618

Basic earnings per share:
Net income attributable to common shareholders	$1.63	$1.53	$3.70	$3.40
Diluted earnings per share:
Net income attributable to common shareholders	$1.63	$1.53	$3.70	$3.40
Weighted-average common shares outstanding:
Basic	182	182	182	182
Diluted	182	182	182	182

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$297	$278	$673	$618
Other comprehensive income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $1 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $1 and $1 for the nine months ended September 30, 2022 and 2021, respectively	—	1	2	3
Unrealized gain on cash flow hedges, net of tax of $0 and $0 for the three months ended September 30, 2022 and 2021, respectively, and $1 and $0 for the nine months ended September 30, 2022 and 2021, respectively	1	—	4	1
Net other comprehensive income	1	1	6	4
Comprehensive income attributable to common shareholders	$298	$279	$679	$622
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$673	$618
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	485	476
Deferred income taxes and amortization of investment tax credits	13	121
Provision for losses on accounts receivable	17	28
Pension and non-pension postretirement benefits	(37)	(31)
Other non-cash, net	(31)	(34)
Changes in assets and liabilities:
Receivables and unbilled revenues	(129)	(103)
Pension and non-pension postretirement benefit contributions	(40)	(31)
Accounts payable and accrued liabilities	(9)	28
Accrued taxes	(148)	25
Other assets and liabilities, net	(30)	(68)
Net cash provided by operating activities	764	1,029
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,597)	(1,205)
Acquisitions, net of cash acquired	(288)	(78)
Net proceeds from sale of assets	608	—
Removal costs from property, plant and equipment retirements, net	(85)	(70)
Net cash used in investing activities	(1,362)	(1,353)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	822	1,113
Repayments of long-term debt	(14)	(370)
Repayments of term loan	—	(500)
Net short-term borrowings (repayments) with maturities less than three months	50	(97)
Advances and contributions in aid of construction, net of refunds of $13 and $17 for the nine months ended September 30, 2022 and 2021, respectively	64	50
Debt issuance costs and make-whole premium on early debt redemption	(7)	(26)
Dividends paid	(348)	(318)
Other, net	(1)	(4)
Net cash provided by (used in) financing activities	566	(152)
Net decrease in cash, cash equivalents and restricted funds	(32)	(476)
Cash, cash equivalents and restricted funds at beginning of period	136	576
Cash, cash equivalents and restricted funds at end of period	$104	$100
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$347	$238
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	158	—	—	—	158
Common stock issuances (a)	0.2	—	15	—	—	—	(12)	3
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2022	187.1	$2	$6,796	$1,083	$(44)	(5.3)	$(377)	$7,460
Net income attributable to common shareholders	—	—	—	218	—	—	—	218
Common stock issuances (a)	—	—	8	—	—	—	—	8
Net other comprehensive income	—	—	—	—	4	—	—	4
Dividends ($0.6550 declared per common share)	—	—	—	(120)	—	—	—	(120)
Balance as of June 30, 2022	187.1	$2	$6,804	$1,181	$(40)	(5.3)	$(377)	$7,570
Net income attributable to common shareholders	—	—	—	297	—	—	—	297
Common stock issuances (a)	0.1	—	9	—	—	—	—	9
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.6550 declared per common share)	—	—	—	(119)	—	—	—	(119)
Balance as of September 30, 2022	187.2	$2	$6,813	$1,359	$(39)	(5.3)	$(377)	$7,758
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	133	—	—	—	133
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(15)	(5)
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2021	186.7	$2	$6,757	$235	$(48)	(5.3)	$(363)	$6,583
Net income attributable to common shareholders	—	—	—	207	—	—	—	207
Common stock issuances (a)	0.1	—	8	—	—	—	—	8
Net other comprehensive income	—	—	—	—	2	—	—	2
Dividends ($0.6025 declared per common share)	—	—	—	(110)	—	—	—	(110)
Balance as of June 30, 2021	186.8	$2	$6,765	$332	$(46)	(5.3)	$(363)	$6,690
Net income attributable to common shareholders	—	—	—	278	—	—	—	278
Common stock issuances (a)	—	—	7	—	—	—	—	7
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.6025 declared per common share)	—	—	—	(110)	—	—	—	(110)
Balance as of September 30, 2021	186.8	$2	$6,772	$500	$(45)	(5.3)	$(363)	$6,866
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2022, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2022:

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
Presented in the table below are the changes in the allowance for uncollectible accounts for the nine months ended September 30:

	2022	2021
Balance as of January 1	$(75)	$(60)
Amounts charged to expense	(17)	(28)
Amounts written off	19	22
Other, net (a)	9	(10)
Balance as of September 30	$(64)	$(76)
(a)This portion of the allowance for uncollectible accounts is primarily related to COVID-19 related regulatory asset activity. The 2021 activity also includes the portion of the allowance related to the Company’s New York subsidiary, which was sold on January 1, 2022, and is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. See Note 5—Acquisitions and Divestitures for additional information.
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

Note 3: Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of excess accumulated deferred income tax (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the respective period:

	During the Three Months Ended September 30,		During the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
General rate cases by state (a):
New Jersey (effective September 1, 2022)	$61	$—	$61	$—
Hawaii (effective July 1, 2022)	2	—	2	—
West Virginia (effective February 25, 2022)	—	—	15	—
California (effective January 1, 2022 and January 1, 2021)	—	—	13	22
Pennsylvania (effective January 1, 2022 and January 28, 2021)	—	—	20	70
Missouri (effective May 28, 2021)	—	—	—	22
Total general rate cases	$63	$—	$111	$114

Infrastructure surcharges by state:
Missouri (effective August 11, 2022 and February 1, 2022)	$18	$—	$30	$—
Tennessee (effective August 8, 2022 and January 1, 2021)	3	—	3	3
Pennsylvania (effective July 1, 2022, April 1, 2022 and January 1, 2021)	9	—	11	8
Kentucky (effective July 1, 2022 and July 1, 2021)	3	1	3	1
New Jersey (effective June 27, 2022 and June 28, 2021)	—	—	10	14
Indiana (effective March 21, 2022 and March 17, 2021)	—	—	8	8
West Virginia (effective March 1, 2022 and January 1, 2021)	—	—	3	5
Illinois (effective January 1, 2022 and January 1, 2021)	—	—	6	7
Total infrastructure surcharges	$33	$1	$74	$46
(a)Excludes authorized increase of $7 million for the nine months ended September 30, 2021, for the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 5—Acquisitions and Divestitures for additional information.
Effective October 1, 2022, the Company’s Pennsylvania subsidiary implemented an infrastructure surcharge for annualized incremental revenues of $8 million.
On August 17, 2022, the Company’s New Jersey subsidiary was authorized additional annual revenues of $61 million in its general rate case, effective September 1, 2022, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) ($46 million including EADIT reductions). The order incorporated updated estimates of production costs, including chemicals, fuel and power costs. Beginning January 1, 2023, the Company’s New Jersey subsidiary will defer as a regulatory asset or liability, as appropriate, the difference between its pension expense and other post-employment benefits expense and those amounts included in base rates. The deferral period for this regulatory asset or liability will be two years or, if earlier, will end at the conclusion of the Company’s New Jersey subsidiary’s next general rate case. The Company’s New Jersey subsidiary also withdrew its request, without prejudice, to recover its existing authorized COVID-19-related regulatory asset in the general rate case and will seek recovery in a separate proceeding within the process established in the New Jersey Board of Public Utilities’ (the “NJBPU”) generic COVID-19-related proceeding.

On February 24, 2022, the Company’s West Virginia subsidiary (“WVAWC”) was authorized additional annual revenues of $15 million in its general rate case, effective February 25, 2022, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $2 million and the exclusion for infrastructure surcharges is $10 million. Staff of the Public Service Commission of West Virginia moved for reconsideration of the final order on several grounds. WVAWC filed its response to the Staff's Petition for Reconsideration on March 28, 2022, in support of the authorized revenue requirement. On October 21, 2022, the Public Service Commission of West Virginia denied the motion for reconsideration.
On November 18, 2021, the California Public Utilities Commission (the “CPUC”) unanimously approved a final decision in the test year 2021 general rate case filed by the Company’s California subsidiary, which was retroactive to January 1, 2021. The Company’s California subsidiary received authorization for additional annualized water and wastewater revenues of $22 million, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $4 million and is offset by a like reduction in income tax expense. On February 16, 2022, the Company’s California subsidiary received approval to increase rates by $13 million in 2022 escalation increases, excluding $4 million of reductions related to the TCJA, which was retroactive to January 1, 2022.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the NJBPU that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company’s New Jersey subsidiary filed its brief in support of the appeal on March 4, 2022. Response and Reply briefs were filed on June 22, 2022, and August 4, 2022, respectively. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
On February 25, 2021, the Company’s Pennsylvania subsidiary was authorized additional annualized revenues of $90 million, effective January 28, 2021, excluding agreed to reductions in revenues of $19 million for EADIT as a result of the TCJA. The overall increase, net of TCJA reductions, is $71 million in revenues combined over two steps. The first step was effective January 28, 2021 in the amount of $70 million ($51 million including TCJA reductions) and the second step was effective January 1, 2022 in the amount of $20 million. The protected EADIT balance of $200 million is being returned to customers using the average rate assumptions method, and the unprotected EADIT balance of $116 million is being returned to customers over 20 years. The $19 million annual reduction to revenue is comprised of both the protected and unprotected EADIT amortizations and a portion of catch-up period EADIT. A bill credit of $11 million annually for two years returns to customers the remainder of the EADIT catch-up period amortization. The catch-up period of January 1, 2018, through December 31, 2020, covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over two years.
Pending General Rate Case Filings
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $57 million and a total increase in revenue over the 2024 to 2026 period of $99 million. The requested increase excludes proposed reductions for EADIT of $1 million as a result of TCJA.
On July 1, 2022, the Company’s Missouri subsidiary filed a general rate case requesting $116 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA ($105 million including EADIT reductions) and infrastructure surcharges.
On April 29, 2022, the Company’s Pennsylvania subsidiary filed a general rate case requesting $185 million in additional annualized water and wastewater revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. On October 11, 2022, the Company’s Pennsylvania subsidiary, the Pennsylvania Public Utility Commission’s (the “PaPUC”) Bureau of Investigation and Enforcement, the Pennsylvania Office of Consumer Advocate, and certain other parties to the general rate case jointly filed a petition for settlement with the PaPUC providing for a total annualized revenue increase of $138 million. The petition for settlement provides for an annualized revenue increase of $150 million excluding agreed to reductions for EADIT as a result of the TCJA ($138 million including EADIT reductions). In addition, the petition for settlement incorporates updated estimates of pension and other post-employment benefits expense, as well as increases in chemicals, fuel and power costs. Furthermore, the petition for settlement includes recovery of the COVID-19 deferral balance. An ALJ will review the petition for settlement and render a recommended decision to the PaPUC on whether it should approve the settlement. After its review of the matter, the PaPUC will issue a final order, which the Company expects to occur by January 2023, with new rates to be effective as of January 28, 2023.

On February 10, 2022, the Company’s Illinois subsidiary filed a general rate case requesting $71 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The requested increase was subsequently updated in the Illinois subsidiary’s June 29, 2022, rebuttal filing, with the request adjusted to $85 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA ($83 million including EADIT reductions) and infrastructure surcharges. The request was increased in the rebuttal filing to capture higher production costs and expected higher pension and other post-employment benefit costs. Evidentiary hearings were held on August 10, 2022, and on October 28, 2022, the ALJs issued a proposed order recommending $69 million in additional annualized revenues, excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges ($67 million including EADIT reductions), on a proposed return on equity of 9.78%. The final order is expected in late 2022 or early January 2023, with rates effective in January 2023.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $15 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA. Interim rates were effective on May 1, 2022, and the difference between interim and final approved rates is subject to refund. On September 26, 2022, a settlement agreement, supported by all parties except one, was filed with the Virginia State Corporation Commission for a $12 million annual revenue increase excluding agreed to reductions for EADIT as a result of TCJA ($11 million including EADIT reductions). Public hearings were held on September 27 and 28, 2022. A final decision on this matter is expected in the first quarter of 2023.
The Company’s California subsidiary submitted its application on May 3, 2021, to set its cost of capital for 2022 through 2024. According to the CPUC’s procedural schedule, a decision setting the authorized cost of capital is expected to be issued in the fourth quarter of 2022.
Pending Infrastructure Surcharge Filings
On September 9, 2022, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $13 million in additional annualized revenues.
On June 30, 2022, WVAWC filed an infrastructure surcharge proceeding requesting $8 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the Company’s California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and will become effective on January 1, 2023. In response to the legislation, on October 10, 2022, the Company’s California subsidiary filed a request for the CPUC to consider the continuation of its decoupling mechanism in its pending 2022 general rate case, which would be effective 2024 through 2026.
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

Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2022:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$556	$1	$557
Commercial	207	1	208
Fire service	36	—	36
Industrial	41	1	42
Public and other	82	—	82
Total water services	922	3	925
Wastewater services:
Residential	45	1	46
Commercial	12	—	12
Industrial	1	—	1
Public and other	7	—	7
Total wastewater services	65	1	66
Miscellaneous utility charges	9	—	9
Alternative revenue programs	—	1	1
Lease contract revenue	—	2	2
Total Regulated Businesses	996	7	1,003
Market-Based Businesses and Other	80	(1)	79
Total operating revenues	$1,076	$6	$1,082
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$545	$—	$545
Commercial	197	—	197
Fire service	38	—	38
Industrial	39	—	39
Public and other	72	—	72
Total water services	891	—	891
Wastewater services:
Residential	38	—	38
Commercial	10	—	10
Industrial	1	—	1
Public and other	4	—	4
Total wastewater services	53	—	53
Miscellaneous utility charges	2	—	2
Alternative revenue programs	—	(4)	(4)
Lease contract revenue	—	2	2
Total Regulated Businesses	946	(2)	944
Market-Based Businesses and Other	148	—	148
Total operating revenues	$1,094	$(2)	$1,092
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2022:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,467	$2	$1,469
Commercial	534	1	535
Fire service	109	—	109
Industrial	115	1	116
Public and other	195	—	195
Total water services	2,420	4	2,424
Wastewater services:
Residential	128	1	129
Commercial	33	—	33
Industrial	3	—	3
Public and other	14	—	14
Total wastewater services	178	1	179
Miscellaneous utility charges	27	—	27
Alternative revenue programs	—	10	10
Lease contract revenue	—	6	6
Total Regulated Businesses	2,625	21	2,646
Market-Based Businesses and Other	216	(1)	215
Total operating revenues	$2,841	$20	$2,861
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,466	$—	$1,466
Commercial	511	—	511
Fire service	112	—	112
Industrial	105	—	105
Public and other	172	—	172
Total water services	2,366	—	2,366
Wastewater services:
Residential	112	—	112
Commercial	28	—	28
Industrial	3	—	3
Public and other	12	—	12
Total wastewater services	155	—	155
Miscellaneous utility charges	18	—	18
Alternative revenue programs	—	12	12
Lease contract revenue	—	5	5
Total Regulated Businesses	2,539	17	2,556
Market-Based Businesses and Other	424	(1)	423
Total operating revenues	$2,963	$16	$2,979
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
Contract assets of $76 million and $71 million are included in unbilled revenues on the Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, respectively. There were $124 million of contract assets added during the nine months ended September 30, 2022, and $119 million of contract assets were transferred to accounts receivable during the same period. There were $60 million of contract assets added during the nine months ended September 30, 2021, and $31 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $75 million and $19 million are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2022, and December 31, 2021, respectively. There were $150 million of contract liabilities added during the nine months ended September 30, 2022, and $94 million of contract liabilities were recognized as revenue during the same period. There were $141 million of contract liabilities added during the nine months ended September 30, 2021, and $137 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of September 30, 2022, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in Market-Based Businesses and Other have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.0 billion as of September 30, 2022, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $542 million as of September 30, 2022, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
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
In addition to the acquisition of the York wastewater system assets noted above, during the nine months ended September 30, 2022, the Company closed on the acquisition of 14 regulated water and wastewater systems for an aggregate purchase price of $73 million. Two of these acquisitions were accounted for as a business combination. Assets acquired from these acquisitions consisted principally of utility plant.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the periods ended September 30, 2022 and 2021.
Pending Acquisitions
On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the Butler Area Sewer Authority for a total purchase price of $232 million in cash, subject to adjustment as provided for in the Asset Purchase Agreement. This system provides wastewater service for approximately 14,700 customer connections. The Company expects to close this acquisition by the end of 2023, pending regulatory approval.
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in late 2022 or early 2023.
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

Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised the Company’s Homeowner Services Group (“HOS”) to a wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion, resulting in pre-tax gain on sale of $748 million during the fourth quarter of 2021. The consideration was comprised of $480 million in cash, a seller promissory note issued by the Buyer in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. See Note 13—Fair Value of Financial Information for additional information relating to the seller promissory note and contingent cash payment. For the nine months ended September 30, 2022, the Company recorded post-closing adjustments, primarily related to working capital, of pre-tax income of $20 million, which is included in Other, net on the Consolidated Statements of Operations.
The seller note has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $13 million and $38 million of interest income during the three and nine months ended September 30, 2022, respectively, from the seller note.
The Company and the Buyer also entered into revenue share agreements, pursuant to which the Company is to receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the closing. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods. The Company recognized $2 million and $6 million of income during the three and nine months ended September 30, 2022, respectively, from the revenue share agreements, which is included in Other, net on the Consolidated Statements of Operations.
Note 6: Shareholders’ Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2022 and 2021, respectively:

	Defined Benefit Pension Plans			Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2021	$(107)	$1	$67	$(6)	$(45)
Other comprehensive income before reclassifications	—	—	—	4	4
Amounts reclassified from accumulated other comprehensive loss	—	—	2	—	2
Net other comprehensive income	—	—	2	4	6
Balance as of September 30, 2022	$(107)	$1	$69	$(2)	$(39)

Balance as of December 31, 2020	$(106)	$1	$63	$(7)	$(49)
Other comprehensive loss before reclassifications	—	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	3
Net other comprehensive income	—	—	3	1	4
Balance as of September 30, 2021	$(106)	$1	$66	$(6)	$(45)
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

Dividends
On September 1, 2022, the Company paid a quarterly cash dividend of $0.6550 per share to shareholders of record as of August 9, 2022.
On October 27, 2022, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.6550 per share, payable on December 1, 2022, to shareholders of record as of November 8, 2022. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 10—Shareholders' Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
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
In April 2022, the Company entered into several 10-year treasury lock agreements, with notional amounts totaling $400 million, and an average fixed interest rate of 2.89%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In May 2022, the Company terminated the treasury lock agreements, realizing a net gain of approximately $4 million, to be amortized through interest, net over a 10-year period, in accordance with the tenor of the debt issuance on May 5, 2022. No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2022.
In addition to the senior notes issued by AWCC as described above, during the nine months ended September 30, 2022, the Company’s regulated subsidiaries issued in the aggregate $22 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 1.75%, with a weighted average interest rate of 1.05%, maturing in 2027 through 2042. During the nine months ended September 30, 2022, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $14 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 12.25%, a weighted average interest rate of 2.18%, and maturity dates ranging from 2022 to 2051.
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility, and, in the future, issuances of equity. Additionally, proceeds from the aforementioned sales of HOS and the Company’s New York subsidiary will be used primarily for capital investment in the Regulated Businesses.
The Company maintains an unsecured revolving credit facility with a diversified group of financial institutions. AWCC’s revolving credit facility is used principally to support its commercial paper program, to provide additional liquidity support, and to provide a sublimit for the issuance of up to $150 million in letters of credit. On October 26, 2022, AWCC and certain lenders amended and restated the credit agreement with respect to the revolving credit facility to, among other things, increase the maximum commitments under the facility to $2.75 billion from $2.25 billion and to extend the expiration date of the facility to October 2027 from March 2025. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods. Also, effective October 26, 2022, the maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program was increased to $2.60 billion from $2.10 billion.
Short-term debt consists of commercial paper borrowings totaling $634 million and $584 million as of September 30, 2022, and December 31, 2021, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 3.22% and 0.20% at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, and December 31, 2021, there were no borrowings outstanding under the revolving credit facility, and there were no commercial paper borrowings outstanding with maturities greater than three months.

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(634)	(75)	(709)
Remaining availability as of September 30, 2022	$1,466	$75	$1,541
(a)Total remaining availability of $1.54 billion as of September 30, 2022, may be accessed through revolver draws.

	As of December 31, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021, may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2022 and December 31, 2021, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of September 30, 2022	$77	$1,541	$1,618
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
Note 9: Income Taxes
The Company’s effective income tax rate was 19.1% and 18.2% for the three months ended September 30, 2022 and 2021, respectively, and 18.9% and 17.2% for the nine months ended September 30, 2022 and 2021, respectively. The increase in the Company’s effective income tax rate for the three and nine months ended September 30, 2022, was primarily due to a decrease in the amortization of EADIT pursuant to regulatory orders.
Other Tax Matters
On July 8, 2022, Pennsylvania Governor Tom Wolf signed into law Act 53 of 2022, which reduces the Pennsylvania state corporate income tax rate in yearly increments starting January 1, 2023, with a new rate of 8.99% and ending effective January 1, 2031, with a rate of 4.99%. Under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. As such, the Company’s accumulated deferred income tax (“ADIT”) balances for their Pennsylvania subsidiary were remeasured during the quarter ended September 30, 2022, to estimate the impacts of the recently enacted tax rate. The remeasurement reduces the ADIT liability by $132 million and creates a corresponding regulatory liability since the EADIT is expected to be returned to customers in a future rate case. However, since the rate is declining in yearly increments, the total EADIT will be subject to change. The rate change impacts to the non-regulated companies have been deemed immaterial.
On September 27, 2022, Iowa’s Department of Revenue announced a reduction in the state’s top corporate rate from 9.8% to 8.4% effective January 1, 2023. The remeasurement reduces the ADIT liability for the Company’s Iowa subsidiary by $1 million and creates a corresponding regulatory liability since the EADIT balance is expected to be returned to customers in a future rate case. The rate impacts to the non-regulated companies have been deemed immaterial.

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit credit:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Components of net periodic pension benefit credit:
Service cost	$8	$9	$23	$27
Interest cost	16	16	48	49
Expected return on plan assets	(31)	(31)	(92)	(95)
Amortization of prior service credit	(1)	(1)	(3)	(2)
Amortization of actuarial loss	5	7	15	20
Net periodic pension benefit credit	$(3)	$—	$(9)	$(1)

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$3	$3
Interest cost	3	2	8	6
Expected return on plan assets	(5)	(5)	(15)	(15)
Amortization of prior service credit	(8)	(8)	(24)	(24)
Net periodic other postretirement benefit credit	$(9)	$(10)	$(28)	$(30)
The Company contributed $9 million and $27 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2022, respectively, and contributed $10 million and $28 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2021, respectively. There were no material contributions and $13 million of contributions for the funding of the Company’s other postretirement benefit plans for the three and nine months ended September 30, 2022, respectively, and $3 million of contributions for each of the three and nine months ended September 30, 2021. The Company expects to make pension contributions to the plan trusts of $9 million during the remainder of 2022.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2022, the Company has accrued approximately $4 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $3 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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
The aggregate pre-tax amount contributed by WVAWC of the $126 million portion of the Settlement with respect to the Company, net of insurance recoveries, is $19 million. As of September 30, 2022, $0.5 million of the aggregate Settlement amount of $126 million has been reflected in accrued liabilities, and $0.5 million in offsetting insurance receivables have been reflected in other current assets on the Consolidated Balance Sheets. The amount reflected in accrued liabilities as of September 30, 2022 reflects reductions in the liability and appropriate reductions to the offsetting insurance receivable reflected in other current assets, associated with payments made to the Settlement fund, the receipt of a determination by the Settlement fund’s appeal adjudicator on all remaining medical claims and the calculation of remaining attorneys’ fees and claims administration costs. The Company funded WVAWC’s contributions to the Settlement through existing sources of liquidity.

Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of the West Relay pumping station located in the City of Dunbar, West Virginia and owned by WVAWC. The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking, but the water main was usable until June 29, 2015, to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was being completed safely on June 30, 2015. Water service was fully restored by July 1, 2015 to all customers affected by this event.
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. On January 28, 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. On July 5, 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. On August 26, 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals challenging this latest class certification order. The Writ Petition has been supported by an amicus brief filed by certain water and utility industry trade groups. The Supreme Court of Appeals will decide whether to accept the Writ Petition by issuing a Rule to Show Cause.
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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. A hearing that had been originally scheduled for October 2022 to address the question of class certification has been postponed to January 2023.
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
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual weighted average cost of capital. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am has incurred $206 million in aggregate costs as of September 30, 2022 related to the Water Supply Project, which includes $55 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. The amended and restated water purchase agreement for the GWR Project expansion is subject to review and approval of the CPUC, and on November 29, 2021, Cal Am filed an application with the CPUC seeking review and approval of the amended and restated water purchase agreement. Cal Am is also requesting rate base treatment of the additional capital investment for certain Cal Am facilities required to maximize the water supply from the expansion to the GWR Project and a related Aquifer Storage and Recovery Project, totaling approximately $81 million. This amount is in addition to, and consistent in regulatory treatment with, the prior $50 million of cost recovery for facilities associated with the original water purchase agreement, which was approved by the CPUC in its 2016 final decision. In September 2022, the parties completed testimony related to this CPUC proceeding, and the parties are now meeting and conferring to set hearing dates during the fourth quarter of 2022.
On September 30, 2022, a CPUC-assigned ALJ issued a proposed decision that would, if adopted by the CPUC, authorize Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The proposed decision sets the cost cap for the proposed facilities at approximately $45 million, and the remaining $36 million of costs initially requested have been deferred to a subsequent filing. Under the proposed decision, Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the proposed decision recommended AFUDC be authorized at Cal Am’s actual weighted average cost of debt. On October 20, 2022, the parties filed their comments to the proposed decision. Cal Am currently expects a CPUC ruling to be issued by the end of 2022. After that, this matter will remain open as part of a Phase 2 proceeding to update supply and demand amounts for the Water Supply Project and to address certain of the deferred capital requests.
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
In August 2020, the staff of the Coastal Commission released a report again recommending denial of Cal Am’s application for a coastal development permit. Although the report concluded that the Water Supply Project would have a negligible impact on groundwater resources, the report also concluded it would impact other coastal resources, such as environmentally sensitive habitat areas and wetlands, and that the Coastal Commission staff believes that a feasible alternative project exists that would avoid those impacts. The staff’s report also noted disproportionate impacts to communities of concern. In September 2020, Cal Am withdrew its original jurisdiction application to allow additional time to address the Coastal Commission staff’s environmental justice concerns. The withdrawal of the original jurisdiction application did not impact Cal Am’s appeal of the City’s denial, which remains pending before the Coastal Commission. Cal Am refiled the original jurisdiction application in November 2020. In December 2020, the Coastal Commission sent to Cal Am a notice of incomplete application, identifying certain additional information needed to consider the application complete. In March 2021, Cal Am provided responses to the Coastal Commission’s notice of incomplete application. In June 2021, the Coastal Commission responded, acknowledging the responses and requesting certain additional information before the application could be considered complete. Cal Am responded with the requested additional information on January 11, 2022, and on February 8, 2022, the Coastal Commission requested additional information, and Cal Am responded with additional information. On September 1, 2022, the Coastal Commission deemed Cal Am’s application complete. A hearing on the application is expected in November 2022.
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
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted EPS calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to common shareholders	$297	$278	$673	$618

Denominator:
Weighted-average common shares outstanding—Basic	182	182	182	182
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average common shares outstanding—Diluted	182	182	182	182

The effect of dilutive common stock equivalents is related to outstanding stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2022 and 2021, because their effect would have been anti-dilutive under the treasury stock method.
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
Seller promissory note from the sale of HOS — The carrying amount reported on the Consolidated Balance Sheets for the seller promissory note from the sale of HOS is $720 million as of September 30, 2022 and December 31, 2021. This amount represents the principal amount owed under the seller note, for which the Company expects to receive full payment. The accounting fair value measurement of the seller note approximated $681 million and $720 million as of September 30, 2022 and December 31, 2021, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The seller note is classified as Level 3 within the fair value hierarchy.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of September 30, 2022
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	11,205	8,378	47	1,397	9,822

	As of December 31, 2021
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$4	$—	$—	$6	$6
Long-term debt (excluding finance lease obligations)	10,396	10,121	60	1,637	11,818

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$28	$—	$—	$28
Rabbi trust investments	20	—	—	20
Deposits	7	—	—	7
Other investments	23	—	—	23
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	78	—	72	150

Liabilities:
Deferred compensation obligations	23	—	—	23
Total liabilities	23	—	—	23
Total assets	$55	$—	$72	$127

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$21	$—	$—	$21
Rabbi trust investments	23	—	—	23
Deposits	27	—	—	27
Other investments	17	—	—	17
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	88	—	72	160

Liabilities:
Deferred compensation obligations	27	—	—	27
Total liabilities	27	—	—	27
Total assets	$61	$—	$72	$133
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

Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of variable-to-fixed interest rate swaps and treasury lock agreements, classified as economic hedges and cash flow hedges, respectively, in order to fix the interest cost on existing or forecasted debt. The Company may use fixed-to-floating interest rate swaps, typically designated as fair-value hedges, to achieve a targeted level of variable-rate debt as a percentage of total debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company had no mark-to-market derivatives outstanding as of September 30, 2022.
Other investments—Other investments primarily represent money market funds used for active employee benefits. The Company includes other investments in other current assets on the Consolidated Balance Sheets.
Contingent cash payment from the sale of HOS—The Company’s contingent cash payment derivative included as part of the consideration from the sale of HOS is included in other long-term assets on the Consolidated Balance Sheets. The fair value of the contingent cash payment is $72 million, which is reflective of changes in the benchmark interest rate and estimated using the probability of the outcome of receipt of the $75 million, a Level 3 input.
Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 37 years, six years, and four years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $146 million as of September 30, 2022 and December 31, 2021. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $1 million in 2022, $4 million in 2023 through 2026, and $48 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $3 million for each of the three months ended September 30, 2022 and September 30, 2021, and $9 million and $10 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
For the three and nine months ended September 30, 2022, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, were $3 million and $9 million, respectively. For the nine months ended September 30, 2022, there were ROU assets obtained in exchange for new operating lease liabilities of $4 million.
As of September 30, 2022, the weighted-average remaining lease term of the finance lease and operating leases were four years and 17 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities as of September 30, 2022 were $3 million in 2022, $10 million in 2023, $9 million in 2024, $9 million in 2025, $8 million in 2026, and $88 million thereafter. As of September 30, 2022, imputed interest was $42 million.

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
As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and shown as “Market-Based Businesses and Other.” Segment results for the three and nine months ended September 30, 2021, have been adjusted retrospectively to reflect this change.

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended September 30, 2022
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$1,003	$79	$1,082
Depreciation and amortization	161	3	164
Total operating expenses, net	574	69	643
Interest expense	(81)	(30)	(111)
Interest income	1	13	14
Income before income taxes	373	(6)	367
Provision for income taxes	71	(1)	70
Net income (loss) attributable to common shareholders	302	(5)	297
Total assets	24,366	2,760	27,126
Cash paid for capital expenditures	598	4	602

	As of or for the Three Months Ended September 30, 2021
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$944	$148	$1,092
Depreciation and amortization	151	10	161
Total operating expenses, net	563	112	675
Interest expense	(73)	(28)	(101)
Interest income	—	—	—
Income (loss) before income taxes	332	8	340
Provision for income taxes	60	2	62
Net income (loss) attributable to common shareholders	273	5	278
Total assets	22,818	2,515	25,333
Cash paid for capital expenditures	447	6	453

	As of or for the Nine Months Ended September 30, 2022
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$2,646	$215	$2,861
Depreciation and amortization	473	12	485
Total operating expenses, net	1,658	191	1,849
Interest expense	(227)	(90)	(317)
Interest income	1	38	39
Income before income taxes	835	(5)	830
Provision for income taxes	154	3	157
Net income (loss) attributable to common shareholders	681	(8)	673
Total assets	24,366	2,760	27,126
Cash paid for capital expenditures	1,588	9	1,597

	As of or for the Nine Months Ended September 30, 2021
	Regulated Businesses	Market-Based Businesses and Other	Consolidated
Operating revenues	$2,556	$423	$2,979
Depreciation and amortization	449	27	476
Total operating expenses, net	1,658	345	2,003
Interest expense	(216)	(84)	(300)
Interest income	—	—	—
Income (loss) before income taxes	752	(6)	746
Provision (benefit) for income taxes	130	(2)	128
Net income (loss) attributable to common shareholders	623	(5)	618
Total assets	22,818	2,515	25,333
Cash paid for capital expenditures	1,191	14	1,205

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
Financial Results
For the three and nine months ended September 30, 2022, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.63 and $3.70, respectively, an increase of $0.10 and $0.30, respectively, as compared to the same periods in the prior year. These increases were primarily driven by the implementation of new rates in the Regulated Businesses from infrastructure investments, acquisitions and organic growth, offset somewhat by impacts from inflationary pressures on production costs and higher interest costs. Results for the three and nine months ended September 30, 2022, also reflect the favorable impact of weather, estimated at $0.06 per share, primarily due to hot and dry weather in the third quarter of 2022 as compared to a $0.01 per share unfavorable impact and $0.02 per share favorable impact for the three and nine months ended September 30, 2021, respectively. Also, included in the results for the three and nine months ended September 30, 2022, are $0.06 and $0.18 per share, respectively, from interest income earned on the seller note and income earned on revenue share agreements, which compares to Homeowner Services Group (“HOS”) operating results for the three and nine months ended September 30, 2021, of $0.09 and $0.25 per share, respectively. Lastly, the operating results for the Company’s New York subsidiary, which was sold on January 1, 2022, were $0.09 and $0.10 per share, for the three and nine months ended September 30, 2021, respectively. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company plans to invest approximately $2.5 billion across its footprint in 2022. During the first nine months of 2022, the Company invested $1.9 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$1.6 billion capital investment in the Regulated Businesses, the substantial majority for infrastructure improvements and replacements; and
•$288 million to fund acquisitions in the Regulated Businesses, which added approximately 65,300 customers, in addition to approximately 14,000 customers added through organic growth. This includes the Company’s Pennsylvania subsidiary’s acquisition of the wastewater system assets from the York City Sewer Authority and the City of York on May 27, 2022, for a cash purchase price of $235 million, $20 million of which was funded as a deposit to the seller in April 2021 in connection with the execution of the acquisition agreement.

On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the Butler Area Sewer Authority for a total purchase price of $232 million in cash, subject to adjustment as provided for in the Asset Purchase Agreement. This system provides wastewater service for approximately 14,700 customer connections. The Company expects to close this acquisition by the end of 2023, pending regulatory approval.
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in late 2022 or early 2023.
As of September 30, 2022, the Company has entered into agreements for pending acquisitions in the Regulated Businesses, including the Egg Harbor City agreement discussed above, to add approximately 21,600 additional customers.
Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised the Company’s Homeowner Services Group (“HOS”) to a wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion, resulting in pre-tax gain on sale of $748 million during the fourth quarter of 2021. The consideration was comprised of $480 million in cash, a seller promissory note issued by the Buyer in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. See Note 13—Fair Value of Financial Information for additional information relating to the seller promissory note and contingent cash payment. For the nine months ended September 30, 2022, the Company recorded post-close adjustments, primarily related to working capital, of pre-tax income of $20 million, which is included in Other, net on the Consolidated Statements of Operations.
The seller note has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $13 million and $38 million of interest income during the three and nine months ended September 30, 2022, respectively, from the seller note.
The Company and the Buyer also entered into revenue share agreements, pursuant to which the Company is to receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the closing. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods. The Company recognized $2 million and $6 million of income during the three and nine months ended September 30, 2022, respectively, from the revenue share agreements, which is included in Other, net on the Consolidated Statements of Operations.
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
Military Services Group
On June 30, 2022, MSG was awarded a contract for the ownership, operation, maintenance and replacement of the wastewater utility system assets at Naval Station Mayport in Jacksonville, Florida. The contract was effective July 1, 2022, and its total revenue is approximately $341 million over a 50-year period, subject to an annual economic price adjustment. MSG operates and maintains water and/or wastewater systems and related capital programs as part of the U.S. government’s Utilities Privatization Program. This contract represents the 18th installation in MSG’s footprint and the first contract with respect to a U.S. Navy installation.

Environmental, Social Responsibility and Governance
The Company considers environmental, social responsibility and governance (“ESG”) principles fundamental to its corporate strategy and values. In September 2021, the Company issued its sixth biennial Sustainability Report, covering its sustainability performance for calendar years 2020 and 2019. The report can be accessed on the Company’s website.
On October 31, 2022, the Company added the following disclosures and announced the following goals to support its continued commitment to embedding ESG principles throughout its business:
•The Company created new medium- and long-term goals that are science-based and aligned with the Paris Agreement, for scope 1 (direct) and scope 2 (indirect, derived from the Company’s purchase of energy) greenhouse gas emissions reductions. The new goals aim to reduce absolute scope 1 and 2 emissions 50% by 2035 (2020 baseline year) and achieve net zero scope 1 and scope 2 emissions by 2050. They complement the Company’s existing short-term goal of reducing absolute scope 1 and 2 greenhouse gas emissions by more than 40% by 2025 (2007 baseline year).
•The Company worked with a third party to assist in evaluating and calculating an estimate of the Company’s scope 3 greenhouse gas emissions, which included estimating emissions from Categories 1 (Purchased Goods and Services), 2 (Capital Goods), 3 (Fuel and Energy Related Activities) and 6 (Business Travel).
Operational Excellence
The Company’s adjusted regulated operation and maintenance (“O&M”) efficiency ratio was 33.6% for the twelve months ended September 30, 2022, as compared to 33.9% for the twelve months ended September 30, 2021. The ratio reflects an increase in operating revenues for the Regulated Businesses, after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below, as well as the continued focus on operating costs.
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

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended September 30,
(Dollars in millions)	2022	2021
Total operation and maintenance expenses	$1,647	$1,715
Less:
Operation and maintenance expenses—Market-Based Businesses and Other	315	406
Total operation and maintenance expenses—Regulated Businesses	1,332	1,309
Less:
Regulated purchased water expenses	153	154
Allocation of non-operation and maintenance expenses	32	41
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,147	$1,114

Total operating revenues	$3,812	$3,902
Less:
Operating revenues—Market-Based Businesses and Other	338	559
Total operating revenues—Regulated Businesses	3,474	3,343
Less:
Regulated purchased water revenues (a)	153	154
Revenue reductions from the amortization of EADIT	(92)	(93)
Adjusted operating revenues—Regulated Businesses (ii)	$3,413	$3,282

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	33.6%	33.9%
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

Regulatory Matters
General Rate Cases and Infrastructure Surcharges
Presented in the table below are annualized incremental revenues, excluding reductions for the amortization of EADIT that are generally offset in income tax expense, assuming a constant water sales volume, resulting from general rate case authorizations and infrastructure surcharge authorizations that became effective in the respective period:

	During the Three Months Ended September 30,		During the Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
General rate cases by state (a):
New Jersey (effective September 1, 2022)	$61	$—	$61	$—
Hawaii (effective July 1, 2022)	2	—	2	—
West Virginia (effective February 25, 2022)	—	—	15	—
California (effective January 1, 2022 and January 1, 2021)	—	—	13	22
Pennsylvania (effective January 1, 2022 and January 28, 2021)	—	—	20	70
Missouri (effective May 28, 2021)	—	—	—	22
Total general rate cases	$63	$—	$111	$114

Infrastructure surcharges by state:
Missouri (effective August 11, 2022 and February 1, 2022)	$18	$—	$30	$—
Tennessee (effective August 8, 2022 and January 1, 2021)	3	—	3	3
Pennsylvania (effective July 1, 2022, April 1, 2022 and January 1, 2021)	9	—	11	8
Kentucky (effective July 1, 2022 and July 1, 2021)	3	1	3	1
New Jersey (effective June 27, 2022 and June 28, 2021)	—	—	10	14
Indiana (effective March 21, 2022 and March 17, 2021)	—	—	8	8
West Virginia (effective March 1, 2022 and January 1, 2021)	—	—	3	5
Illinois (effective January 1, 2022 and January 1, 2021)	—	—	6	7
Total infrastructure surcharges	$33	$1	$74	$46
(a)Excludes authorized increase of $7 million for the nine months ended September 30, 2021, for the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 5—Acquisitions and Divestitures for additional information.
Effective October 1, 2022, the Company’s Pennsylvania subsidiary implemented an infrastructure surcharge for annualized incremental revenues of $8 million.
On August 17, 2022, the Company’s New Jersey subsidiary was authorized additional annual revenues of $61 million in its general rate case, effective September 1, 2022, excluding agreed to reductions for EADIT as a result of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) ($46 million including EADIT reductions). The order incorporated updated estimates of production costs, including chemicals, fuel and power costs. Beginning January 1, 2023, the Company’s New Jersey subsidiary will defer as a regulatory asset or liability, as appropriate, the difference between its pension expense and other post-employment benefits expense and those amounts included in base rates. The deferral period for this regulatory asset or liability will be two years or, if earlier, will end at the conclusion of the Company’s New Jersey subsidiary’s next general rate case. The Company’s New Jersey subsidiary also withdrew its request, without prejudice, to recover its existing authorized COVID-19-related regulatory asset in the general rate case and will seek recovery in a separate proceeding within the process established in the New Jersey Board of Public Utilities’ (the “NJBPU”) generic COVID-19-related proceeding.

On February 24, 2022, the Company’s West Virginia subsidiary (“WVAWC”) was authorized additional annual revenues of $15 million in its general rate case, effective February 25, 2022, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $2 million and the exclusion for infrastructure surcharges is $10 million. Staff of the Public Service Commission of West Virginia moved for reconsideration of the final order on several grounds. WVAWC filed its response to the Staff's Petition for Reconsideration on March 28, 2022, in support of the authorized revenue requirement. On October 21, 2022, the Public Service Commission of West Virginia denied the motion for reconsideration.
On November 18, 2021, the California Public Utilities Commission (the “CPUC”) unanimously approved a final decision in the test year 2021 general rate case filed by the Company’s California subsidiary, which was retroactive to January 1, 2021. The Company’s California subsidiary received authorization for additional annualized water and wastewater revenues of $22 million, excluding agreed to reductions for EADIT as a result of the TCJA. The EADIT reduction in revenues is $4 million and is offset by a like reduction in income tax expense. On February 16, 2022, the Company’s California subsidiary received approval to increase rates by $13 million in 2022 escalation increases, excluding $4 million of reductions related to the TCJA, which was retroactive to January 1, 2022.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the NJBPU that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company’s New Jersey subsidiary filed its brief in support of the appeal on March 4, 2022. Response and Reply briefs were filed on June 22, 2022, and August 4, 2022, respectively. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
On February 25, 2021, the Company’s Pennsylvania subsidiary was authorized additional annualized revenues of $90 million, effective January 28, 2021, excluding agreed to reductions in revenues of $19 million for EADIT as a result of the TCJA. The overall increase, net of TCJA reductions, is $71 million in revenues combined over two steps. The first step was effective January 28, 2021 in the amount of $70 million ($51 million including TCJA reductions) and the second step was effective January 1, 2022 in the amount of $20 million. The protected EADIT balance of $200 million is being returned to customers using the average rate assumptions method, and the unprotected EADIT balance of $116 million is being returned to customers over 20 years. The $19 million annual reduction to revenue is comprised of both the protected and unprotected EADIT amortizations and a portion of catch-up period EADIT. A bill credit of $11 million annually for two years returns to customers the remainder of the EADIT catch-up period amortization. The catch-up period of January 1, 2018, through December 31, 2020, covers the period from when the lower federal corporate income tax rate went into effect until new base rates went into effect and will be amortized over two years.
Pending General Rate Case Filings
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $57 million and a total increase in revenue over the 2024 to 2026 period of $99 million. The requested increase excludes proposed reductions for EADIT of $1 million as a result of TCJA.
On July 1, 2022, the Company’s Missouri subsidiary filed a general rate case requesting $116 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA ($105 million including EADIT reductions) and infrastructure surcharges.
On April 29, 2022, the Company’s Pennsylvania subsidiary filed a general rate case requesting $185 million in additional annualized water and wastewater revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. On October 11, 2022, the Company’s Pennsylvania subsidiary, the Pennsylvania Public Utility Commission’s (the “PaPUC”) Bureau of Investigation and Enforcement, the Pennsylvania Office of Consumer Advocate, and certain other parties to the general rate case jointly filed a petition for settlement with the PaPUC providing for a total annualized revenue increase of $138 million. The petition for settlement provides for an annualized revenue increase of $150 million excluding agreed to reductions for EADIT as a result of the TCJA ($138 million including EADIT reductions). In addition, the petition for settlement incorporates updated estimates of pension and other post-employment benefits expense, as well as increases in chemicals, fuel and power costs. Furthermore, the petition for settlement includes recovery of the COVID-19 deferral balance. An ALJ will review the petition for settlement and render a recommended decision to the PaPUC on whether it should approve the settlement. After its review of the matter, the PaPUC will issue a final order, which the Company expects to occur by January 2023, with new rates to be effective as of January 28, 2023.

On February 10, 2022, the Company’s Illinois subsidiary filed a general rate case requesting $71 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges. The requested increase was subsequently updated in the Illinois subsidiary’s June 29, 2022, rebuttal filing, with the request adjusted to $85 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA ($83 million including EADIT reductions) and infrastructure surcharges. The request was increased in the rebuttal filing to capture higher production costs and expected higher pension and other post-employment benefit costs. Evidentiary hearings were held on August 10, 2022, and on October 28, 2022, the ALJs issued a proposed order recommending $69 million in additional annualized revenues, excluding proposed reductions for EADIT as a result of TCJA and infrastructure surcharges ($67 million including EADIT reductions), on a proposed return on equity of 9.78%. The final order is expected in late 2022 or early January 2023, with rates effective in January 2023.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $15 million in additional annualized revenues excluding proposed reductions for EADIT as a result of TCJA. Interim rates were effective on May 1, 2022, and the difference between interim and final approved rates is subject to refund. On September 26, 2022, a settlement agreement, supported by all parties except one, was filed with the Virginia State Corporation Commission for a $12 million annual revenue increase excluding agreed to reductions for EADIT as a result of TCJA ($11 million including EADIT reductions). Public hearings were held on September 27 and 28, 2022. A final decision on this matter is expected in the first quarter of 2023.
The Company’s California subsidiary submitted its application on May 3, 2021, to set its cost of capital for 2022 through 2024. According to the CPUC’s procedural schedule, a decision setting the authorized cost of capital is expected to be issued in the fourth quarter of 2022.
Pending Infrastructure Surcharge Filings
On September 9, 2022, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $13 million in additional annualized revenues.
On June 30, 2022, WVAWC filed an infrastructure surcharge proceeding requesting $8 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the Company’s California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and will become effective on January 1, 2023. In response to the legislation, on October 10, 2022, the Company’s California subsidiary filed a request for the CPUC to consider the continuation of its decoupling mechanism in its pending 2022 general rate case, which would be effective 2024 through 2026.

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(In millions)
Operating revenues	$1,082	$1,092	$2,861	$2,979
Operating expenses:
Operation and maintenance	416	436	1,156	1,286
Depreciation and amortization	164	161	485	476
General taxes	63	78	208	241
Total operating expenses, net	643	675	1,849	2,003
Operating income	439	417	1,012	976
Other income (expense):
Interest expense	(111)	(101)	(317)	(300)
Interest income	14	—	39	—
Non-operating benefit costs, net	19	20	58	59
Other, net	6	4	38	11
Total other (expense) income	(72)	(77)	(182)	(230)
Income before income taxes	367	340	830	746
Provision for income taxes	70	62	157	128
Net income attributable to common shareholders	$297	$278	$673	$618
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
As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and shown as “Market-Based Businesses and Other.” Segment results for the three and nine months ended September 30, 2021, have been adjusted retrospectively to reflect this change.

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(In millions)
Operating revenues	$1,003	$944	$2,646	$2,556
Operation and maintenance	355	338	991	983
Depreciation and amortization	161	151	473	449
General taxes	58	74	194	226
Other income (expenses)	(56)	(49)	(153)	(146)
Income before income taxes	373	332	835	752
Provision for income taxes	71	60	154	130
Net income attributable to common shareholders	$302	$273	$681	$623
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(In millions)
Water services:
Residential	$557	$545	$1,469	$1,466
Commercial	208	197	535	511
Fire service	36	38	109	112
Industrial	42	39	116	105
Public and other	83	68	205	184
Total water services	926	887	2,434	2,378
Wastewater services:
Residential	46	38	129	112
Commercial	12	10	33	28
Industrial	1	1	3	3
Public and other	7	4	14	12
Total wastewater services	66	53	179	155
Other (a)	11	4	33	23
Total operating revenues	$1,003	$944	$2,646	$2,556
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(Gallons in millions)
Billed water services volumes:
Residential	51,841	53,526	124,006	133,282
Commercial	24,102	23,981	58,802	58,559
Industrial	10,326	10,400	28,451	26,843
Fire service, public and other	15,504	14,978	39,708	38,385
Total billed water services volumes	101,773	102,885	250,967	257,069
Included in operating revenues for the three months ended September 30, 2021, was $45 million related to the Company’s New York operations. Excluding the Company’s New York operations, for the three months ended September 30, 2022, operating revenues increased $104 million, primarily due to: (i) a $56 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) a $13 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; (iii) a $19 million estimated net increase due to warmer and drier than normal weather in the third quarter of 2022, particularly in the Company’s New Jersey and Missouri service territories; and (iv) a $6 million net increase as a result of reduced amortization of EADIT, primarily in the Company’s New Jersey subsidiary.
Included in operating revenues for the nine months ended September 30, 2021, was $97 million related to the Company’s New York operations. Excluding the Company’s New York operations, for the nine months ended September 30, 2022, operating revenues increased $187 million, primarily due to: (i) a $128 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) a $25 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; (iii) a $13 million net increase as a result of reduced amortization of EADIT, primarily in the Company’s New Jersey subsidiary; and (iv) a $13 million estimated net increase primarily due to warmer and drier than normal weather in the third quarter of 2022 in the Company’s New Jersey and Missouri service territories, which was offset by warmer and drier than normal weather in the second quarter of 2021 in the Northeast.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(In millions)
Employee-related costs	$126	$132	$378	$391
Production costs	114	101	291	268
Operating supplies and services	62	56	174	171
Maintenance materials and supplies	22	19	64	66
Customer billing and accounting	17	17	44	49
Other	14	13	40	38
Total	$355	$338	$991	$983
Included in operation and maintenance expense for the three and nine months ended September 30, 2021, was $12 million and $36 million, respectively, related to the Company’s New York operations. Excluding the Company’s New York operations, for the three and nine months ended September 30, 2022, operation and maintenance expense increased $29 million and $44 million, respectively, primarily due to inflationary pressures which resulted in increased fuel, power, and chemicals costs.
Depreciation and Amortization
For the three and nine months ended September 30, 2022, depreciation and amortization increased $10 million and $24 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.

General Taxes
For the three and nine months ended September 30, 2022, general taxes decreased $16 million and $32 million, respectively, primarily related to the sale of the Company’s New York operations.
Provision for Income Taxes
For the three and nine months ended September 30, 2022, the Regulated Businesses’ provision for income taxes increased $11 million and $24 million, respectively. The Regulated Businesses’ effective income tax rate was 19.0% and 18.1% for the three months ended September 30, 2022 and 2021, respectively, and 18.4% and 17.3% for the nine months ended September 30, 2022 and 2021, respectively. The Regulated Businesses’ effective income tax rate for the three and nine months ended September 30, 2022, reflects the amortization of EADIT pursuant to regulatory orders.
Market-Based Businesses and Other
Presented in the table below is information for Market-Based Businesses and Other:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
(In millions)
Operating revenues	$79	$148	$215	$423
Operation and maintenance	61	98	165	303
Depreciation and amortization	3	10	12	27
Interest expense	(30)	(28)	(90)	(84)
Interest income	13	—	38	—
Income (loss) before income taxes	(6)	8	(5)	(6)
Provision (benefit) for income taxes	(1)	2	3	(2)
Net loss attributable to common shareholders	$(5)	$5	$(8)	$(5)
Operating Revenues
For the three and nine months ended September 30, 2022, operating revenues decreased $69 million and $208 million, respectively, due primarily to the sale of HOS. HOS operating revenues for the three and nine months ended September 30, 2021, were $79 million and $233 million, respectively. Excluding the Company’s HOS operations, for the three and nine months ended September 30, 2022, operating revenues increased $9 million and $25 million, respectively, largely driven by an increase in capital and O&M projects in MSG, primarily at Joint Base Lewis-McChord and the United States Military Academy at West Point, New York.
Operation and Maintenance
For the three and nine months ended September 30, 2022, operation and maintenance expense decreased $37 million and $138 million, respectively, primarily due to the sale of HOS. HOS operation and maintenance expenses for the three and nine months ended September 30, 2021, were $49 million and $151 million, respectively. Excluding the Company’s HOS operations, for the three and nine months ended September 30, 2022, operation and maintenance expense increased $12 million and $13 million, respectively, largely driven by cost associated with increased capital and O&M projects in MSG, as discussed above.
Depreciation and Amortization
For the three and nine months ended September 30, 2022, depreciation and amortization decreased $7 million and $15 million, respectively, primarily due to the sale of HOS.
Interest Income
For the three and nine months ended September 30, 2022, interest income increased $13 million and $38 million, respectively, due to interest recognized on the seller note related to the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.

Legislative Updates
During 2022, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of October 31, 2022:
•Indiana passed Senate Enrolled Act 272, which requires public reporting of a non-jurisdictional utility’s asset management programs. Non-jurisdictional utilities are exempt from the jurisdiction of the Indiana Utility Regulatory Commission (the “IURC”). The legislation also creates a water and wastewater research and extension program at a state university to serve as a repository for data collected from utilities. Additionally, the legislation establishes oversight and a receivership program in the IURC for non-jurisdictional utilities with violations that create environmental or human health and safety issues. Legislation was signed by the Governor on March 7, 2022, and became effective on July 1, 2022.
•Indiana passed water and wastewater utility asset financing legislation, Senate Enrolled Act 273, which authorizes the recovery of property tax in Distribution System Improvement Charge filings. The legislation also permits the IURC to allow recovery through tracking mechanisms for changes in property tax and for costs attributable to referenda or action by elected or appointed individuals. Legislation was signed by the Governor on March 10, 2022, and became effective on July 1, 2022.
•Virginia passed Senate Bill 500 and House Bill 182, which requires the Virginia State Corporation Commission, in any future ratemaking proceeding for an investor-owned water/wastewater utility, to evaluate the utility on a stand-alone basis and utilize the utility’s actual end-of-test period capital structure and cost of capital without regard to the cost of capital, capital structure, or investments of any other entities with which the utility may be affiliated. Legislation was signed by the Governor on April 11, 2022, and became effective on July 1, 2022.
•Illinois passed House Bill 900/Public Act 102-0698, which contains appropriations to the Department of Commerce and Economic Opportunity of $3 million for the purposes of the Water and Sewer Finance Assistance Act (H.B. 414/Public Act 102-0262) and $55 million for the purposes of the federal Low-Income Household Water Assistance Program (LIHWAP). Legislation was signed by the Governor on April 19, 2022, with these provisions of the bill taking effect on July 1, 2022.
•Tennessee passed Senate Bill 2282 and House Bill 2346, which requires all utilities to implement a cyber security plan and update it every two years to provide for the protection of the utility’s facilities from unauthorized use, alteration, ransom, or destruction of electronic data. The relevant regulatory body will verify if a utility has complied or impose reasonable sanctions if out of compliance. Utility compliance will be required by July 1, 2023. Legislation was signed by the Governor on June 1, 2022, and became effective immediately.
•The Missouri General Assembly passed state and local property tax tracker legislation, Senate Bill 745, which requires a utility to defer to a regulatory asset or liability account any difference in what was actually paid in state or local property taxes and what was used to set the revenue requirement in the utility’s most recently completed general rate case. Legislation was signed by the Governor on June 29, 2022, and became effective on August 28, 2022.
During 2022, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of October 31, 2022:
•California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022 and will become effective on January 1, 2023.
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
In November 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In November 2020, the MPWMD certified a final environmental impact report (“FEIR”), analyzing the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system. In February 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. In June 2021, LAFCO’s commissioners voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. On December 6, 2021, LAFCO’s commissioners denied the MPWMD’s application to become a retail water provider, determining that the MPWMD does not have the authority to proceed with a condemnation of the Monterey system assets, and on January 5, 2022, LAFCO’s commissioners confirmed the denial. On February 28, 2022, LAFCO’s commissioners voted to deny the MPWMD’s application for reconsideration of LAFCO’s confirmation of denial. On April 1, 2022, the MPWMD filed a lawsuit against LAFCO challenging its decision to deny the MPWMD’s application seeking approval to become a retail water provider. On June 17, 2022, the court granted, with conditions, a motion by Cal Am to intervene in the MPWMD’s lawsuit against LAFCO. By letter dated October 3, 2022, MPWMD notified Cal Am of MPWMD’s decision to appraise the Monterey system assets. MPWMD also requested access to a number of Cal Am’s properties and documents to assist MPWMD with such an appraisal. Cal Am is in the process of responding to this letter and intends to deny such request as it believes MPWMD does not have the right to appraise the Monterey system assets without first obtaining LAFCO approval to become a retail water provider.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company in January 2013, seeking to condemn the water pipeline that serves those five municipalities. Before filing its eminent domain lawsuit, the water agency made an offer of $38 million for the pipeline. The parties have filed with the court updated valuation reports. A valuation trial has been scheduled for January 2023.
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
Tax Matters
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a Corporate Alternative Minimum Tax (“CAMT”) provision, effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1 billion. An applicable corporation must make several adjustments to AFSI when determining CAMT under the new law. Due to the lack of guidance currently available regarding the implementation of the IRA, including adjustments to AFSI, it is premature to project the impact to the Company.

On July 8, 2022, Pennsylvania Governor Tom Wolf signed into law Act 53 of 2022, which reduces the Pennsylvania State Income Tax Rate in yearly increments starting January 1, 2023, with a new rate of 8.99% and ending effective January 1, 2031, with a rate of 4.99%. Under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. As such, the Company’s accumulated deferred income tax (“ADIT”) balances for their Pennsylvania subsidiary were remeasured during the quarter ended September 30, 2022 to estimate the impacts of the recently enacted tax rate. The remeasurement reduces the ADIT liability by $132 million and creates a corresponding regulatory liability since the EADIT is expected to be returned to customers in a future rate case. However, since the rate is declining in yearly increments, the total EADIT will be subject to change. The rate change impacts to the non-regulated companies have been deemed immaterial.
On September 27, 2022, Iowa’s Department of Revenue announced a reduction in the state’s top corporate rate from 9.8% to 8.4% effective January 1, 2023. The remeasurement reduces the ADIT liability for the Company’s Iowa subsidiary by $1 million and creates a corresponding regulatory liability since the EADIT balance is expected to be returned to customers in a future rate case. The rate impacts to the non-regulated companies have been deemed immaterial.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, and, if and to the extent necessary, borrowings under American Water Capital Corp.’s (AWCC) revolving credit facility, and, in the future, issuances of equity.
The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity in addition to the proceeds from the sales of HOS and the Company’s New York subsidiary. If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
The Company maintains an unsecured revolving credit facility with a diversified group of financial institutions. AWCC’s revolving credit facility is used principally to support its commercial paper program, to provide additional liquidity support, and to provide a sublimit for the issuance of up to $150 million in letters of credit. On October 26, 2022, AWCC and certain lenders amended and restated the credit agreement with respect to the revolving credit facility to, among other things, increase the maximum commitments under the facility to $2.75 billion from $2.25 billion and to extend the expiration date of the facility to October 2027 from March 2025. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods. See Part II, Item 5—Other Information for additional information about the amendment and restatement of this credit agreement.
Also, effective October 26, 2022, the maximum aggregate principal amount of short-term borrowings authorized under AWCC’s commercial paper program was increased to $2.60 billion from $2.10 billion. As of September 30, 2022, and December 31, 2021, there were no borrowings outstanding under the revolving credit facility. Short-term debt consists of commercial paper borrowings totaling $634 million and $584 million outstanding as of September 30, 2022 and December 31, 2021, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 3.22% and 0.20% at September 30, 2022 and December 31, 2021, respectively.

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility as of September 30, 2022 and December 31, 2021, as well as the available capacity for each:

	As of September 30, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(634)	(75)	(709)
Remaining availability as of September 30, 2022	$1,466	$75	$1,541
(a)Total remaining availability of $1.54 billion as of September 30, 2022, may be accessed through revolver draws.

	As of December 31, 2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021, may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2022 and December 31, 2021, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of September 30, 2022	$77	$1,541	$1,618
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
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
In April 2022, the Company entered into several 10-year treasury lock agreements, with notional amounts totaling $400 million, and an average fixed interest rate of 2.89%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In May 2022, the Company terminated the treasury lock agreements, realizing a net gain of approximately $4 million, to be amortized through interest, net over a 10-year period, in accordance with the tenor of the debt issuance on May 5, 2022. No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2022.

Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows provided by operating activities:

	For the Nine Months Ended September 30,
	2022	2021
(In millions)
Net income	$673	$618
Add (less):
Depreciation and amortization	485	476
Deferred income taxes and amortization of investment tax credits	13	121
Other non-cash activities (a)	(51)	(37)
Changes in working capital (b)	(316)	(118)
Pension and non-pension postretirement benefit contributions	(40)	(31)
Net cash provided by operating activities	$764	$1,029
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
For the nine months ended September 30, 2022, cash provided by operating activities decreased $265 million, primarily due to changes in working capital and deferred taxes. The changes were driven by $313 million of estimated tax payments for taxable gains on the sales of the Company’s HOS business and its New York regulated operations, as well as the contribution of $45 million to the American Water Charitable Foundation, partially offset by an increase in net income.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows used in investing activities:

	For the Nine Months Ended September 30,
	2022	2021
(In millions)
Net capital expenditures	$(1,597)	$(1,205)
Acquisitions	(288)	(78)
Net proceeds from sale of assets	608	—
Other investing activities, net (a)	(85)	(70)
Net cash used in investing activities	$(1,362)	$(1,353)
(a)Includes removal costs from property, plant and equipment retirements.
For the nine months ended September 30, 2022, cash used in investing activities increased $9 million, primarily due to increased payments for capital expenditures and acquisitions offset by proceeds of $608 million received from the sale of the Company's New York operations. The Company plans to invest approximately $2.5 billion across its footprint in 2022.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Nine Months Ended September 30,
	2022	2021
(In millions)
Proceeds from long-term debt	$822	$1,113
Repayments of long-term debt	(14)	(370)
Repayments of term loan	—	(500)
Net short-term borrowings (repayments) with maturities less than three months	50	(97)
Debt issuance costs and make-whole premium on early debt redemption	(7)	(26)
Dividends paid	(348)	(318)
Other financing activities, net (a)	63	46
Net cash provided by (used in) financing activities	$566	$(152)
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the nine months ended September 30, 2022, cash provided by financing activities increased $718 million, primarily due to the repayment in full at maturity of the $500 million term loan during the first quarter of 2021 and repayments of long-term debt due to the prepayment of $327 million in aggregate principal amount of AWCC’s outstanding senior notes during the second quarter of 2021 with no comparable repayments in 2022. These changes were partially offset by lower proceeds from long-term debt.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2022, the Company’s ratio was 0.60 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of October 31, 2022, as issued by the following rating agencies:

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
The Company had no derivative instruments, which are exposed to market risk, outstanding as of September 30, 2022.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Part I, Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
In September 2022, the parties completed testimony in the CPUC proceeding to review and approve Cal Am’s application to amend and restate the water purchase agreement for the GWR Project. The parties are now meeting and conferring to set hearing dates during the fourth quarter of 2022.
On September 30, 2022, a CPUC-assigned ALJ issued a proposed decision that would, if adopted by the CPUC, authorize Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The proposed decision sets the cost cap for the proposed facilities at approximately $45 million, and the remaining $36 million of costs initially requested have been deferred to a subsequent filing. Under the proposed decision, Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the proposed decision recommended AFUDC be authorized at Cal Am’s actual weighted average cost of debt. On October 20, 2022, the parties filed their comments to the proposed decision. Cal Am currently expects a CPUC ruling to be issued by the end of 2022. After that, this matter will remain open as part of a Phase 2 proceeding to update supply and demand amounts for the Water Supply Project and to address certain of the deferred capital requests.
Coastal Development Permit Application
Cal Am responded to the Coastal Commission’s February 8, 2022, request for additional information with respect to the original jurisdiction application that Cal Am had refiled in November 2020. On September 1, 2022, the Coastal Commission deemed Cal Am’s application complete. A hearing on the application is expected in November 2022.
On October 5, 2022, Cal Am announced a phasing plan for its proposed desalination plant, part of the proposed Water Supply Project. The desalination plant and slant wells approved by the CPUC and currently pending before the Coastal Commission would produce up to 6.4 million gallons of desalinated water per day. Under the phased approach, the facilities would initially be constructed to produce up to 4.8 million gallons per day of desalinated water, enough to meet anticipated demand through about 2030, and limiting the number of slant wells initially constructed. As demand increases in the future, desalination facilities would be expanded to meet the additional demand. The phased approach seeks to meet near-term demand by allowing for additional supply as it becomes needed, while also providing an opportunity for regional future public participation and was developed by Cal Am based on feedback received from the community.
Dunbar, West Virginia Water Main Break Class Action Litigation
On August 26, 2022, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 5, 2022, order certifying a class to address at trial certain liability issues but not to consider damages. The Writ Petition has been supported by an amicus brief filed by certain water and utility industry trade groups. The Supreme Court of Appeals will decide whether to accept the Writ Petition by issuing a Rule to Show Cause.
Chattanooga, Tennessee Class Action Litigation
A hearing that had been originally scheduled for October 2022 to address the question of class certification has been postponed to January 2023.
Other Matters
On April 2, 2021, American Water Resources, LLC (“AWR”), which prior to the sale of HOS was one of the indirect, wholly owned subsidiaries comprising the Company’s former HOS operations, received a grand jury subpoena in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York (the “EDNY”) regarding AWR’s operations and contractor network in the New York City metropolitan area. On September 9, 2022, a former employee of AWR pled guilty in U.S. District Court to two felony charges in connection with the matters being investigated by the EDNY. The Company continues to believe that the investigation is not focused on the Company and is cooperating fully with the investigation. While it is not possible at this time to predict the outcome of the investigation or determine the amount, if any, of fines, penalties or other liabilities that may be incurred in connection with it, the Company does not currently believe that the investigation will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In February 2015, the Board of Directors authorized an anti-dilutive stock repurchase program to mitigate the dilutive effect of shares issued through the Company’s dividend reinvestment and direct stock purchase plan and employee stock purchase and executive compensation activities. The program allows the Company to purchase up to 10 million shares of its outstanding common stock over an unrestricted period of time in the open market or through privately negotiated transactions. The program is conducted in accordance with Rule 10b-18 of the Exchange Act, and, to facilitate these repurchases, the Company enters into Rule 10b5-1 stock repurchase plans with a third-party broker, which allow the Company to repurchase shares of its common stock at times when it otherwise might be prevented from doing so under insider trading laws or because of self-imposed trading blackout periods. Subject to applicable regulations, the Company may elect to amend or cancel the program or the stock repurchase parameters at its discretion to manage dilution.
The Company did not repurchase shares of common stock during the three months ended September 30, 2022. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2022, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
Amendment and Restatement of Credit Agreement
On October 26, 2022, the parent company and AWCC amended and restated that certain Second Amended and Restated Credit Agreement, dated as of March 21, 2018 (the “Existing Credit Agreement”), by entering into that certain Third Amended and Restated Credit Agreement, by and among the parent company, AWCC, each of the lenders party thereto (each, a “Lender”), Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd., PNC Bank, National Association, and Bank of America, N.A., as co-documentation agents (the “Credit Agreement”), with respect to AWCC’s unsecured revolving credit facility thereunder. See Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information about the revolving credit facility.
The parent company has executed the Credit Agreement solely to acknowledge and agree that (i) obligations owing by AWCC under the Credit Agreement will constitute “debt” under that certain Support Agreement, dated as of June 22, 2000, as amended by that First Amendment to Support Agreement dated as of July 26, 2000, by and between the parent company and AWCC (the “Support Agreement”), which serves as a functional equivalent of a guarantee by the parent company of AWCC’s payment obligations under the Credit Agreement, and (ii) the Credit Agreement contains representations, warranties and covenants that relate to the parent company and that a breach of any of those representations or warranties, or a failure by AWCC to comply with such covenants, could result in an event of default under the Credit Agreement.

The Credit Agreement increases the total maximum commitments under the Existing Credit Agreement to $2.75 billion from $2.25 billion and extends the expiration of the Existing Credit Agreement to October 2027 from March 2025. AWCC may from time to time cause the total maximum commitments under the Credit Agreement to be increased, provided that the aggregate amount of all such commitment increases may not exceed $500 million. AWCC may also request from the Lenders an extension of the expiration date of the Credit Agreement for up to two one-year periods. Such increases and extensions must satisfy certain conditions and, in the case of a request to extend the expiration date of the Credit Agreement, receive approval of the Required Lenders, all as set forth in the Credit Agreement. As of October 26, 2022, no amounts have been borrowed by AWCC under the Credit Agreement, except with respect to letters of credit previously issued under the Credit Agreement’s $150 million letter of credit sublimit.
The Credit Agreement contains certain representations and warranties made by AWCC and the parent company at the time it was entered into and, under its terms, AWCC must be in compliance with specified covenants, including (i) the requirement that AWCC maintains a ratio of total consolidated debt to consolidated total capitalization of not more than 0.70 to 1.0, computed in accordance with the terms of the Credit Agreement, (ii) a restriction on the incurrence of liens (other than liens permitted by the Credit Agreement) on the assets of the parent company, AWCC or any of the parent company’s significant subsidiaries, (iii) restrictions on sale-leaseback transactions by AWCC, the parent company or any of the parent company’s significant subsidiaries, (iv) not causing the Support Agreement to be canceled or terminated, or amended in such a way as to adversely affect the rights of the Lenders, and (v) AWCC engaging in any business, operations or activities other than financing activities for and on behalf of the parent company and its other subsidiaries. The Credit Agreement does not include any credit rating triggers. Certain of the financial covenants with respect to the facility were increased to reflect changes in American Water’s size, business and operations since the execution and delivery of the Existing Credit Agreement.
The occurrence of an event of default under the Credit Agreement could result in the acceleration of the repayment obligations of AWCC thereunder. The events of default in the Credit Agreement include, but are not limited to (i) the failure of AWCC to pay when due principal or interest under the Credit Agreement, (ii) the failure to observe or perform AWCC’s covenants contained in the Credit Agreement (including the covenants described in the preceding paragraph), subject in certain circumstances to grace periods and notice requirements provided in the Credit Agreement, (iii) any representation, warranty, certification or statement made by or on behalf of AWCC under the Credit Agreement or under any loan document or other document delivered pursuant to the Credit Agreement or a loan document being incorrect in any material respect when made, (iv) the failure of AWCC, the parent company or any significant subsidiary of the parent company to pay amounts due under certain other indebtedness, (v) the default of the parent company in the performance or observance of any obligation or condition under specified provisions of the Support Agreement, (vi) the occurrence of certain bankruptcy events, judgments or decrees against AWCC, the parent company or any of the parent company’s significant subsidiaries, (vii) the failure of AWCC, the parent company or any of the parent company’s significant subsidiaries to pay or otherwise discharge certain monetary judgments, (viii) the occurrence of certain events under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), or with respect to certain employee pension benefit plans covered by ERISA, (ix) the unenforceability of any material provision of the Support Agreement, or the assertion by any court or governmental or regulatory body having jurisdiction over the parent company of the unenforceability of any such provision in writing, or the contesting by the parent company of the validity or enforceability of any such provision, (x) the occurrence of a change of control (as defined in the Credit Agreement) involving the parent company, or (xi) the parent company ceasing to own, directly or indirectly, all of the common stock of AWCC.
In the ordinary course of business, certain of the Lenders and their respective affiliates have from time to time engaged, and likely will in the future engage, in transactions with, and from time to time have performed various financial advisory, commercial banking, investment banking, treasury, trustee and other services for, and likely will in the future perform such services for, AWCC and American Water, for which they received, or will continue to receive, customary fees or compensation. In addition, affiliates of certain of the Lenders act as issuing and paying agent or dealer under AWCC’s commercial paper program.
The foregoing description of the Credit Agreement does not purport to be complete and is subject to, and is qualified in its entirety by, the full text of the Credit Agreement, which is attached to this Form 10-Q as Exhibit 10.1 and incorporated herein by reference.
Increase in Size of AWCC’s Commercial Paper Program
On October 26, 2022, AWCC increased the size of its program to permit the issuance of short-term commercial paper notes by AWCC in an aggregate principal amount not to exceed $2.60 billion outstanding at any time, an increase from the prior maximum size of $2.10 billion. The notes issued by AWCC under the commercial paper program are considered “debt” for purposes of the Support Agreement. The offer and sale of the commercial paper notes and related obligations of the parent company under the Support Agreement have not been and will not be registered under the Securities Act in reliance upon the exemption provided by Section 4(a)(2) thereof, and may not be offered or sold absent registration or an applicable exemption from such registration requirements. The information contained in this Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy commercial paper notes issued by AWCC from time to time under its commercial paper program or the related support obligations of the parent company under the Support Agreement.
New 2022 Annual Performance Plan Goals
In alignment with the Company’s commitment to inclusion, diversity and equity, in the first quarter of 2022, two new people-related goals were added to the Company’s 2022 Annual Performance Plan: female percentage of the Company’s overall workforce, and ethnic and racial percentage of the Company’s overall workforce.
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

*10.1
Third Amended and Restated Credit Agreement, dated as of October 26, 2022, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd., PNC Bank, National Association, U.S. Bank National Association, and Bank of America, N.A., as co-documentation agents.

22.1	Guaranteed Securities (incorporated by reference to Exhibit 22.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 27, 2022).
*31.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith. Certain exhibits to this document have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish the omitted exhibits to the SEC upon request.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of October, 2022.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick President and Chief Executive Officer (Principal Executive Officer)
By	/s/ JOHN C. GRIFFITH
John C. Griffith Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Chief Accounting Officer (Principal Accounting Officer)