Form 10-K
period 2022-12-31
American Water Works Company, Inc.
filed 2023-02-15
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Common Stock, $0.01 par value—$25,487,300,000 as of June 30, 2022 (solely for purposes of calculating this aggregate market value, American Water has defined its affiliates to include (i) those persons who were, as of June 30, 2022, its executive officers, directors or known beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2022, to be controlled by, or under common control with, American Water or any such persons in clause (i) above).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common Stock, $0.01 par value per share—181,858,619 shares as of January 31, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the American Water Works Company, Inc. definitive proxy statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
Statements included in Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, or incorporated by reference therein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s growth and portfolio optimization strategies, including the timing and outcome of pending or future acquisition activity; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount and allocation of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to execute its current and long-term business, operational and capital expenditures strategies; the Company’s ability to finance current operations, capital expenditures and growth initiatives by accessing the debt and equity capital markets; the outcome and impact on the Company of governmental and regulatory proceedings and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas (“GHG”) emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the impacts to the Company of the ongoing COVID-19 pandemic; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•changes in customer demand for, and patterns of use of, water and energy, such as may result from conservation efforts, or otherwise;
•limitations on the availability of the Company’s water supplies or sources of water, or restrictions on its use thereof, resulting from allocation rights, governmental or regulatory requirements and restrictions, drought, overuse or other factors;
•a loss of one or more large industrial or commercial customers due to adverse economic conditions, or other factors;
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
•the Company’s ability to obtain and have delivered adequate and cost-effective supplies of pipe, equipment (including personal protective equipment), chemicals, power and other fuel, water and other raw materials, and to address or mitigate supply chain constraints that may result in delays or shortages in, as well as increased costs of, supplies, products and materials that are critical to or used in the Company’s business operations;
•the Company’s ability to successfully meet its operational growth projections, either individually or in the aggregate, and capitalize on growth opportunities, including, among other things, with respect to:
•acquiring, closing and successfully integrating regulated operations;
•the Company’s Military Services Group (“MSG”) entering into new military installation contracts, price redeterminations, and other agreements and contracts, with the U.S. government; and
•realizing anticipated benefits and synergies from new acquisitions;
•risks and uncertainties following the completion of the sale of the Company’s Homeowner Services Group (“HOS”), including:
•the Company’s ability to receive any contingent consideration provided for in the HOS sale, as well as amounts due, payable and owing to the Company under the seller note when due; and
•the ability of the Company to redeploy successfully and timely the net proceeds of this transaction into the Company’s Regulated Businesses;
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
•the ability of energy providers, state governments and other third parties to achieve or fulfill their GHG emission reduction goals, including without limitation through stated renewable portfolio standards and carbon transition plans;
•changes in general economic, political, business and financial market conditions;
•access to sufficient debt and/or equity capital on satisfactory terms and as needed to support operations and capital expenditures;
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
•fluctuations in the value of, or assumptions and estimates related to, its benefit plan assets and liabilities, including with respect to its pension and other post-retirement benefit plans, that could increase expenses and plan funding requirements;
•changes in federal or state general, income and other tax laws, including (i) future significant tax legislation, and (ii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs;
•migration of customers into or out of the Company’s service territories and changes in water and energy consumption resulting therefrom;
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
•the incurrence of impairment charges, changes in fair value and other adjustments related to the Company’s goodwill or the value of its other assets;
•labor actions, including work stoppages and strikes;
•the Company’s ability to retain and attract highly qualified and skilled employees and/or diverse talent;
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

PART I
ITEM 1.    BUSINESS
The Company
With a history dating back to 1886, American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. A holding company originally incorporated in Delaware in 1936, the Company employs approximately 6,500 professionals who provide drinking water, wastewater and other related services to over 14 million people in 24 states. The Company conducts the majority of its business through regulated utilities that provide water and wastewater services, collectively presented as the “Regulated Businesses.” The Company also operates other market-based businesses that provide water and wastewater services to the U.S. government on military installations, as well as municipalities. Individually, these market-based businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented throughout this Annual Report on Form 10-K within “Other,” which is consistent with how management assesses the results of these businesses.
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests of the HOS subsidiaries. See Item 1—Business—Other—Sale of Homeowner Services Group below and Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
On January 1, 2022, the Company completed the sale of its New York subsidiary, see Item 1—Business—Regulated Businesses—Sale of New York American Water Company, Inc. below and Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Throughout this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Regulated Businesses
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers. The Company’s utilities operate in approximately 1,600 communities in 14 states in the United States, with 3.4 million active customers in its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). Federal, state and local governments also regulate environmental, health and safety, and water quality and water accountability matters. The Company reports the results of the services provided by its utilities in the Regulated Businesses segment. Operating revenues for the Regulated Businesses were $3,505 million for 2022, $3,384 million for 2021 and $3,255 million for 2020, accounting for 92%, 86% and 86%, respectively, of the Company’s total operating revenues for the same periods.
Presented in the table below is a geographic summary of the Regulated Businesses’ operating revenues and the number of customers the Company serves, by type of service, for and as of the year ended December 31, 2022:

	Operating Revenues (in millions)				Number of Customers (in thousands)
	Water (a)	Wastewater	Total	% of Total	Water	Wastewater	Total	% of Total
New Jersey	$858	$51	$909	25.9%	663	59	722	20.9%
Pennsylvania	714	105	819	23.4%	679	97	776	22.5%
Missouri	367	16	383	10.9%	480	22	502	14.6%
Illinois	310	39	349	10.0%	297	71	368	10.7%
California	281	4	285	8.1%	189	3	192	5.6%
Total—Top Five States (b)	2,530	215	2,745	78.3%	2,308	252	2,560	74.2%
Other (c)	733	27	760	21.7%	853	36	889	25.8%
Total Regulated Businesses	$3,263	$242	$3,505	100.0%	3,161	288	3,449	100.0%
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.
(b)The Company’s “Top Five States” are determined based upon operating revenues.
(c)Includes the Company’s utility operations in the following states: Georgia, Hawaii, Indiana, Iowa, Kentucky, Maryland, Tennessee, Virginia and West Virginia and other revenue attributable collectively to the Regulated Businesses. The Company completed the sale of its New York subsidiary on January 1, 2022 and the sale of its Michigan subsidiary on February 4, 2022.

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
The following chart depicts the allocation of the Company’s Regulated Businesses’ operating revenue of $3,505 million by type, including a breakout of the total water services revenues by class of customer, for the year ended December 31, 2022:

Regulated Businesses' Operating Revenue by Type and Customer Class

Industrial water: 4%
Wastewater : 7%
Fire service water: 4%
Other operating (b): 2%
Public and other water (a): 8%
Commercial water: 20%
Residential water: 55%

(a)Includes water revenues from public authorities and other utilities and community water systems under bulk contracts.
(b)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

Presented in the table below is the number of water and wastewater customers the Company served by class as of December 31, 2022, 2021 and 2020, which represents approximately 14 million people served as of December 31, 2022:

	2022		2021		2020
(In thousands)	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,870	270	2,972	245	2,948	236
Commercial	219	17	225	15	225	15
Fire service	51	—	52	—	50	—
Industrial	4	—	4	—	4	—
Public and other (a)	17	1	16	1	17	1
Total (b)	3,161	288	3,269	261	3,244	252
(a)    Includes public authorities and other utilities and community water and wastewater systems under bulk contracts. Bulk contracts, which are accounted for as a single customer in the table above, generally result in service to multiple customers.
(b)The Company completed the sale of its New York subsidiary on January 1, 2022 and the sale of its Michigan subsidiary on February 4, 2022.
Customer growth in the Company’s Regulated Businesses is primarily from (i) adding new customers to its customer base through acquisitions of water and/or wastewater utility systems, (ii) population growth in its authorized service areas, and (iii) sale of water to other water utilities and community water systems.
Capital Investment
The Company plans to invest between $30 billion and $34 billion over the next 10 years for capital improvements, including acquisitions, to its Regulated Businesses’ water and wastewater infrastructure, largely for pipe replacement and upgrading aging water and wastewater treatment facilities. The Company has proactively improved its pipe renewal rate from a 250-year replacement cycle in 2009 to an expected 110-year replacement cycle by 2027, which it anticipates will enable the Company to replace nearly 2,100 miles of mains and collection pipes between 2023 and 2027. In addition, from 2023 to 2027, the Company’s capital investment in treatment plants, storage tanks and other key, above-ground facilities is expected to increase, further seeking to address infrastructure renewal, resiliency, water quality, operational efficiency, technology and innovation, and emerging regulatory compliance needs. Additionally, the Company continues to invest significantly in resiliency projects to address the impacts of climate and weather variability by hardening its assets.
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

The Company’s Regulated Businesses support regulatory practices at the PUCs and state legislatures that mitigate the adverse impact of regulatory lag. Presented in the table below are examples of approved regulatory practices:

Regulatory Practices	Description	States Allowed
Infrastructure replacement surcharge mechanisms	Allows rates to change periodically, outside a general rate case proceeding, to reflect recovery of capital investments made to replace infrastructure necessary to sustain safe and reliable services for the Company’s customers. These mechanisms typically involve periodic filings and reviews to ensure transparency.	IA, IL, IN, KY, MO, NJ, PA, TN, VA, WV
Future test year	A “test year” is a period used for setting rates, and a future test year describes the first 12 months that new rates are proposed to be effective. The use of a future test year allows current or projected revenues, expenses and capital investments to be collected on a more timely basis.	CA, HI, IA, IL, IN, KY, PA, TN, VA
Hybrid test year	A historical test year sets rates using data from a 12-month period that ends prior to a general rate case filing. A hybrid test year allows an update to historical data for “known and measurable” changes that occur subsequent to the historical test year.	MD, MO, NJ, WV
Utility plant recovery mechanisms	Allows recovery of the full return on utility plant costs during the construction period, instead of capitalizing an allowance for funds used during construction (“AFUDC”). In addition, some states allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC may assess the prudency of such projects.	CA, IL, KY, PA, TN, VA
Expense mechanisms	Allows changes in certain operating expenses, which may fluctuate based on conditions beyond the utility’s control, to be recovered outside of a general rate case proceeding or deferred until the next general rate case proceeding.	CA, HI, IL, IN, MD, MO, NJ, PA, TN, VA
Revenue stability mechanisms	Adjusts rates periodically to ensure that a utility recovers the revenues authorized in its general rate case, regardless of sales volume, including recognition of declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently.	CA, IL
Consolidated tariffs	Use of a unified rate structure for water systems owned and operated by a single utility, which may or may not be physically interconnected. The consolidated tariff pricing structure may be used fully or partially in a state, and is generally used to moderate the price impact of periodic fluctuations in local costs, while lowering administrative costs for customers. Pennsylvania and West Virginia also permit a blending of water and wastewater revenue requirements.	CA, IA, IL, IN, KY, MD, MO, NJ, PA, VA, WV
Deferred accounting	A regulator’s willingness to defer recognition of financial impacts when setting rates for utilities.	All
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
Acquisitions and Strategic Growth
The U.S. water and wastewater industries include investor-owned systems as well as municipal systems that are owned and operated by local governments or governmental subdivisions. According to the U.S. Environmental Protection Agency (“EPA”), as of 2017, approximately 84% of the water market is served by municipal systems and approximately 98% of the country’s wastewater systems are government owned. The EPA also estimates, as of 2017, that there are over 50,000 community water systems and over 15,000 community wastewater systems in the United States, with approximately 80% of the community water systems serving a population of 3,000 or less.
A fundamental aspect of the Company’s growth strategy is to pursue acquisitions of water and/or wastewater systems in geographic proximity to areas where the Company operates its Regulated Businesses, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. The proximity of acquisition opportunities to the Company’s regulated footprint allows it to integrate and manage the acquired systems and operations primarily using the Company’s existing management (although the Company typically retains the majority, if not all, of the employees of the acquired systems) and to achieve operational efficiencies and prioritize capital investment needs. The Company’s current customer mix of 92% water and 8% wastewater also presents strategic opportunities for wastewater growth and consolidation, allowing the Company to add wastewater customers where it already serves water customers. The Company intends to continue to expand its regulated footprint geographically by acquiring water and wastewater systems in its existing markets and, if appropriate, pursuing acquisition opportunities in certain domestic markets where the Company does not currently operate its Regulated Businesses. Before entering new regulated markets, the Company will evaluate the business and regulatory climates to ensure that it will have the opportunity to achieve an appropriate rate of return on its investment while maintaining its high standards for providing safe, reliable and affordable services to its customers. The Company will also evaluate whether there is a line of sight to grow to sufficient scale in a new regulated market so that it can attain efficiencies after entering a new domestic market.
Increasingly stringent environmental, health and safety, cybersecurity and water quality and water accountability regulations, the amount of infrastructure in need of significant capital investment, financial challenges and industry legislation are several elements, among others, that may drive more municipalities to consider selling their water and wastewater assets.

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
Industry Legislation
On November 15, 2021, the Infrastructure Investment and Jobs Act (the “IIJA”) was signed into law and provides for up to $55 billion to aid in improving the country’s ailing water infrastructure, including $23.4 billion for drinking water and wastewater, $15 billion for lead service line replacement (through the drinking water state revolving fund), and $10 billion for the treatment of per- and polyfluoroalkyl substances (“PFAS”) and other contaminants of emerging concern. The IIJA also included a low-income assistance program, in which eligible low-income customers who receive their water from public and private entities may participate. The Company has leveraged these funds throughout its service areas to benefit its customers.
In December 2020, Congress passed, and the President signed into law, a $900 billion COVID-19 relief and $1.4 trillion U.S. government appropriations package for 2021, which included $638 million for a low-income water assistance program and $2.8 billion for capitalization grants under the Clean Water and Drinking Water state revolving funds.
In 2017, New Jersey enacted the Water Quality Accountability Act (the “WQAA”), which sets operational standards for all water utilities in New Jersey, including municipal and investor-owned utilities with more than 500 service connections. This law imposes requirements in areas such as asset management, water quality reporting, remediation of notices of violation, and hydrant and valve maintenance. The WQAA requires the most senior water manager, or either the executive director for municipal utility authorities or the mayor or chief executive officer for municipally owned public water systems, to certify that the system meets the requirements under the WQAA. Enhanced WQAA legislation includes additional enforcement requirements for disclosure of results, requires the sale of systems for prolonged violations and imposes new cybersecurity requirements and asset management plans. The new amendments, which provide for both civil and criminal penalties for falsification of documents, were signed by the Governor with an effective date of November 8, 2021.
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
The Company’s regulated subsidiaries in California, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, New Jersey, Pennsylvania, Tennessee, Virginia and West Virginia have access to utility valuation legislation and regulation for private sector investment in public sector water and wastewater systems. The Company supports full optionality for municipalities, including state legislation that enables the consolidation of the largely fragmented water and wastewater industries through third-party fair market valuations of purchased property. Fair market value assessment of water and wastewater systems is an alternative to the traditional depreciated original cost method of valuation, which allows the Company to offer municipalities a purchase price for their system assets that is reflective of the assets’ fair market value, while providing the Company with increased opportunity to recover the purchase price over the life of the purchased system assets, subject to PUC approval. In 2021, the Tennessee Public Utility Commission implemented acquisition valuation rules that include a methodology to value water and wastewater assets based upon the new replacement cost of the assets less the depreciation, in addition to other valuation methodology options.
Consolidated tariffs use a unified rate structure for systems owned and operated by a single utility, which may or may not be physically interconnected. Consolidated tariff pricing moderates the impact of periodic fluctuations in local costs and promotes a more universal water infrastructure investment in a jurisdiction. As a result, consolidated tariffs can make it easier to incorporate new systems into an existing utility, support economies of scale for even the smallest of systems and prioritize capital needs across the jurisdiction. Overall, the Company believes that consolidated tariffs bring cost-effective, high-quality services to a larger number of customers. Eleven of the Company’s regulated jurisdictions currently have some form of consolidated tariff pricing, including California, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, New Jersey, Pennsylvania, Virginia and West Virginia.

Competition
The Company’s Regulated Businesses generally do not face direct competition in their existing markets because (i) the Company operates in those markets pursuant to franchises, charters, certificates of public convenience and necessity or similar authorizations (collectively, “CPCNs”) issued by state PUCs or other authorities, and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a significant barrier to market entry. However, the Company’s Regulated Businesses do face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. When pursuing acquisitions, the Company’s largest investor-owned competitors, based on a comparison of operating revenues and population served, include Essential Utilities, Inc., American States Water Company and California Water Service Group. From time to time, the Company also faces competition from infrastructure funds, multi-utility companies and others, such as Algonquin Power and Utilities Corp., Eversource Energy, SouthWest Water Company and Corix Infrastructure, Inc.
Condemnation and Eminent Domain
All or portions of the Regulated Businesses’ utility assets could be acquired by state, municipal or other government entities through one or more of the following methods: (i) eminent domain (also known as condemnation); (ii) the right of purchase given or reserved by a municipality or political subdivision when the original CPCN was granted; and (iii) the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its CPCN. The acquisition consideration related to such a proceeding initiated by a local government may be determined consistent with applicable eminent domain law, or may be negotiated or fixed by appraisers as prescribed by the law of the state or the jurisdiction of the particular CPCN.
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, the Monterey water service system assets (the “Monterey system assets”) of the Company’s California subsidiary (“Cal Am”) are the subject of a potential condemnation action by the Monterey Peninsula Water Management District (the “MPWMD”) stemming from a November 2018 public ballot initiative. In 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In 2020, the MPWMD certified a final environmental impact report, analyzing the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system.
In February 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. In June 2021, LAFCO’s commissioners voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. In December 2021, LAFCO’s commissioners denied the MPWMD’s application to become a retail water provider, determining that the MPWMD does not have the authority to proceed with a condemnation of the Monterey system assets. On April 1, 2022, the MPWMD filed a lawsuit against LAFCO challenging its decision to deny the MPWMD’s application seeking approval to become a retail water provider. For more information on the lawsuit against LAFCO, see Item 3—Legal Proceedings—Proposed Acquisition of Monterey System Assets — Local Area Formation Commission Litigation. By letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company in January 2013, seeking to condemn the water pipeline that serves those five municipalities. During a valuation trial held in January 2023, the parties settled the lawsuit and the water agency dismissed the eminent domain case, and as a result the Company will retain the pipeline. As part of the dismissal, the Company’s Illinois subsidiary and another subsidiary entered into a settlement agreement with the water agency agreeing to, among other things, maintain through December 31, 2027 the utility-specific wholesale water rate passed through to customers of the pipeline, such that the rate, exclusive of other pass-through charges, remains no higher than the current rate.

Furthermore, the law in certain jurisdictions in which the Regulated Businesses operate provides for eminent domain rights allowing private property owners to file a lawsuit to seek just compensation against a public utility, if a public utility’s infrastructure has been determined to be a substantial cause of damage to that property. In these actions, the plaintiff would not have to prove that the public utility acted negligently. In California, for example, lawsuits have been filed in connection with large-scale natural events such as wildfires. Some of these lawsuits have included allegations that infrastructure of certain utilities triggered the natural event that resulted in damage to the property. In some cases, the PUC has allowed certain costs or losses incurred by the utility to be recovered from customers in rates, but in other cases such recovery in rates has been disallowed. Also, the utility may have obtained insurance that could respond to some or all of such losses, although the utility would be at risk for any losses not ultimately subject to rate or insurance recovery or losses that exceed the limits of such insurance.
Water Supply and Wastewater Services
The Company’s Regulated Businesses generally own the physical assets used to store, pump, treat and deliver water to its customers and collect, treat, transport and recycle wastewater. Typically, the Company does not own the water, which is held in public trust and is allocated to the Company through contracts, permits and allocation rights granted by federal and state or multi-state agencies or through the ownership of water rights pursuant to local law. The Company is dependent on defined sources of water supply and obtains its water supply from surface water sources such as reservoirs, lakes, rivers and streams; from groundwater sources, such as wells and aquifers; and water purchased from third-party water suppliers. The level of water treatment the Company applies varies significantly depending upon the quality of the water source and customer stipulations. Surface water sources typically require significant treatment, while groundwater sources often require chemical treatment only.
Presented in the chart below are the Company’s sources of water supply as of December 31, 2022:

Sources of Water Supply
Purchased Water: 7%
Groundwater: 24%
Surface Water: 69%

Presented in the table below are the percentages of water supply by source type for the Company’s Top Five States for the year ended December 31, 2022:

	Surface Water	Ground Water	Purchased Water
New Jersey	74%	22%	4%
Pennsylvania	91%	7%	2%
Missouri	78%	21%	1%
Illinois	54%	35%	11%
California	—	68%	32%

The Company’s ability to meet the existing and future water demands of its customers depends on an adequate water supply. Drought, governmental restrictions, overuse of sources of water, the protection of threatened species or habitats, contamination or other factors may limit the availability of ground and surface water. The Company employs a variety of measures in an effort to obtain adequate sources of water supply, both in the short-term and over the long-term. The geographic diversity of the Company’s service areas may mitigate some of the economic effects on the water supply associated with weather extremes the Company might encounter in any particular service territory. For example, in any given summer, some areas may experience drier than average weather, which may reduce the amount of source water available, while other areas the Company serves may experience wetter than average weather.
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
In connection with supply planning for most surface or groundwater sources, the Company employs models to determine safe yields under different rainfall and drought conditions. Surface and ground water levels are routinely monitored so that supply capacity deficits may, to the extent possible, be predicted and mitigated through demand management and additional supply development. In California, where the state has been experiencing a multi-year drought, the Company utilizes multiple water supply options including numerous ground water wells in multiple aquifers as well as various long-term purchase water agreements with regional water suppliers to optimize supplies while assuring resiliency during dry years. An example of the Company’s use of long-term planning to ensure that it has adequate water supply is its involvement in the Monterey Peninsula Water Supply Project (the “Water Supply Project”) in California. The Water Supply Project includes the construction of a desalination plant, to be owned by the Company’s California subsidiary, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes the California subsidiary’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water (formerly known as the Monterey Regional Water Pollution Control Agency) and the MPWMD. The Water Supply Project is intended, among other things, to fulfill obligations of the California subsidiary to eliminate unauthorized diversions from the Carmel River as required under orders of the California State Water Resources Control Board (the “SWRCB”). For more information, see Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions and Note 16—Commitments and Contingencies—Contingencies—Alternative Water Supply in Lieu of Carmel River Diversions, in the Notes to the Consolidated Financial Statements.
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
Seasonality
Customer demand for the Company’s water service is affected by weather and tends to vary with temperature and amount and frequency of rainfall. Customer demand is generally greater during the warmer months, primarily due to increased water usage for irrigation systems and other outdoor water use. As such, the Company typically expects its operating revenues to be the highest in the third quarter of each year. Weather that is hotter and/or drier than average generally increases operating revenues, whereas, weather that is cooler and/or wetter than average generally suppresses customer water demand and can reduce water operating revenues. Two of the Company’s jurisdictions, California and Illinois, have adopted revenue stability mechanisms which permit the Company to collect state PUC-authorized revenue for a given period that is not tied to the volume of water sold during that period, thereby lessening the impact of weather variability. See —Regulation and Rate Making for additional information regarding revenue stability mechanisms.

Other
Other primarily includes the MSG business, which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations. The Company also has four contracts with municipal customers to operate and manage water and wastewater facilities and provide other related services through its Contract Services Group (“CSG”). Other also includes CSG, corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the seller promissory note and income from the revenue share agreement from the sale of HOS, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. Previously, the Company provided home services primarily to residential and smaller commercial customers through its former HOS business, which was sold on the Closing Date. As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and are shown as Other. The businesses included within Other are not subject to regulation by state PUCs and the services provided generally do not require significant capital investment. Operating revenues for Other were $287 million for 2022, $546 million for 2021 and $522 million for 2020, accounting for 8%, 14% and 14%, respectively, of the Company’s total operating revenues for the same periods.
Military Services Group
MSG operates on 18 military installations under 50-year contracts with the U.S. government as part of its Utilities Privatization Program. The scope of these contracts generally includes the operation and maintenance of the installation’s water and wastewater systems and a capital program focused on asset replacement and, in certain instances, systems expansion. The replacement of assets assumed when a contract is awarded to MSG is completed either through a discrete set of projects executed in the first five years of the contract or through the long-term recapitalization program performed over the life of the contract. Traditionally, both of these programs are funded from the contract fee. At times, new assets are required to support the installation’s mission, and the construction of these assets is funded by the U.S. government as separate modifications or amendments to the contract. The capital for these assets historically has not been funded through the Company’s debt or equity issuances; rather, the Company has used limited working capital for short-term needs under these contracts. In April 2018, the U.S. Army instituted a requirement that a bidder must offer financing in its proposal for these new capital projects under existing contracts, but the U.S. Army’s implementation of this requirement on existing contracts has limited the need for such financing. However, recent U.S. Army and Navy Utilities Privatization solicitations have included requirements for the successful bidder to finance discrete initial capital projects over either a five- or ten-year period after project completion. Four of MSG’s current contracts require such capital project financing, which the Company is currently addressing through internal sources of liquidity.
The contract price for four of MSG’s contracts with the U.S. government is subject to redetermination two years after commencement of operations, and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period, to reflect changes in contract obligations and anticipated market conditions. The remaining 14 contracts with the U.S. government are subject to annual price adjustments under a mechanism called “Economic Price Adjustment.” All 18 contracts could be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government, or as a result of default or non-performance by the MSG subsidiary performing the contract. In either event, pursuant to termination provisions applicable to all of these contracts, MSG would be entitled to recover allowable costs that it may have incurred under the contract, plus the contract profit margin on incurred costs. MSG’s backlog of revenue associated with its contracts with the U.S. government is approximately $6.9 billion, with an average remaining contract term of 40 years.
Sale of Homeowner Services Group
Prior to the Closing Date, the Company provided various warranty protection programs and other home services primarily to residential and smaller commercial customers through its HOS operations. On the Closing Date, the Company sold all of the equity interests in its HOS subsidiaries to an indirect, wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Competition
MSG faces competition from a number of service providers, including American States Water Company and Veolia Environnement S.A.

Environmental, Health and Safety, Water Quality and Other Regulation
The Company’s water and wastewater operations, including the services provided by its Regulated Businesses, MSG and CSG, are subject to extensive federal, state and local laws and regulations governing the protection of the environment, health and safety, the provision of water and wastewater services, particularly with respect to the quality of water the Company delivers to its customers, and the manner in which it collects, treats, discharges, recycles and disposes of wastewater. In the United States, these regulations are developed under federal legislation including the Safe Drinking Water Act, the Reduction of Lead in Drinking Water Act and the Clean Water Act, and under a variety of applicable state laws. Environmental, health and safety, and water quality regulations are complex and may vary from state to state in those instances where a state has adopted a standard that is more stringent than the federal standard. For example, while the EPA has announced the intention to propose drinking water regulations for two PFAS compounds (perfluorooctanoic acid, or PFOA, and perfluorooctane sulfonic acid, or PFOS) and issued non-enforceable lifetime Health Advisory Levels for PFOA, PFOS and two other PFAS compounds, the New Jersey Department of Environmental Protection has already established enforceable drinking water standards for three PFAS compounds (PFOA, PFOS, and perfluorononanoic acid, or PFNA) and the Pennsylvania Department of Environmental Protection also recently announced enforceable drinking water standards for PFOA and PFOS in advance of the federal EPA proposed regulations. The Company is also subject to various federal, state, and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. PUCs also set conditions and standards for the water and wastewater services the Company delivers.
The Company maintains an environmental program that includes responsible business practices focused on compliance with environmental laws and regulations and the effective use of natural resources, recognizing that drinking water standards have generally, over time, increased in number and become increasingly more stringent. As newer or stricter standards are introduced, the Company’s capital and operating costs needed to comply with them will likely increase. The Company incurs substantial costs associated with compliance with the environmental, health and safety, and water quality standards to which its operations are subject and the Company invests in technology solutions for enhanced detection and monitoring of water quality issues. The Company estimates that it will make capital expenditures of approximately $800 million over the next five years, and $195 million in 2023 for environmental control facilities, which the Company defines for this purpose as any project (or portion thereof) that involves the preservation of air, water or land. The Company believes that its operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations.
The Company’s operations also involve the use, storage and disposal of hazardous substances and wastes. For example, the Company’s water and wastewater treatment facilities store and use chlorine and other chemicals that generate wastes that require proper handling and disposal under applicable environmental requirements. The Company also could incur remedial costs in connection with any contamination relating to its operations or facilities or its off-site disposal of waste. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), authorizes the EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as current and former owners and operators of such sites, may be deemed liable, without regard to fault, under CERCLA or comparable state laws. Although the Company is not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs to the Company. The Company’s facilities and operations are also subject to requirements under the U.S. Occupational Safety and Health Act and inspections thereunder.
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
The process of developing new drinking water standards is long and complex, but the Company actively participates with the EPA and other water industry groups by sharing research and water quality operational knowledge. See —Research and Development—Contaminants of Emerging Concern for additional information.

The Company is within the EPA’s time frame for compliance with standards and rules developed under the regulation of the Safe Drinking Water Act, which includes sample collection, data analysis, and, in some instances engineering planning and implementation of treatment enhancements. Further, the EPA is actively considering regulations for a number of contaminants, including strontium, hexavalent chromium, fluoride, nitrosamines, some pharmaceuticals and certain volatile organic compounds. The Company does not anticipate that any such regulations, if enacted, will require implementation in 2023.
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
Lead and Copper Rule and Reduction of Lead in Drinking Water Act
In 1991, the EPA published the Lead and Copper Rule (“LCR”) to control lead and copper in drinking water and, since that time, has issued minor revisions in 2000, 2004 and 2007, enhancing monitoring, reporting and public education requirements. In 2011, Congress enacted the Reduction of Lead in Drinking Water Act regarding the use and introduction into commerce of lead pipes, plumbing fittings for fixtures, solder and flux. While these advances have made an impact in reducing lead exposure in drinking water, legacy lead plumbing materials, primarily in building plumbing, still remain in many communities. The failure of certain water systems in the United States to comply with the requirements of the LCR has received recent media attention and scrutiny, and in certain cases, has led to a number of investigations and the imposition of significant penalties and sanctions against the operators of those systems and others. As part of its ongoing water main replacement and service line renewal projects, the Company has started to replace lead service lines (“LSLs”) in accordance with current scientific guidance. Also, the Company utilizes appropriate corrosion control techniques as necessary to comply with current water quality regulatory requirements. On December 21, 2021, the EPA announced next steps to strengthen the regulatory framework on lead in drinking water, including implementing the Lead and Copper Rule Revisions (“LCRR”) and indicated their intent to finalize a forthcoming Lead and Copper Rule Improvements (“LCRI”) prior to October 16, 2024, the initial compliance date in the LCRR. The Company is executing an implementation strategy to comply with the initial LCRR requirement to complete a lead service line inventory. Capital expenditures and operating costs associated with the LCRI will be determined once the EPA finalizes the rule, but as previously noted, costs associated with compliance with federal water quality regulations have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates.
The Company currently estimates that less than 5% of the service lines within its regulated service territories contain lead on either the Company or customer portion of the service line. The Company is replacing LSLs as part of its ongoing water main replacement and service line renewal projects. The Company’s goal is to work with the communities it currently serves to replace a significant majority of presently known LSLs in most of its service areas by the end of 2030, at an estimated additional investment range of $600 million to $1.2 billion. The Company believes this will be attainable for most of its service areas where public policy is supportive of this goal. The IIJA was signed into law in November 2021 and provides for up to $15 billion for lead service line replacement through drinking water state revolving funds. The Company is awaiting further guidance on eligibility, the application process and the distribution of these funds. With regard to future acquisitions, the Company will work with those communities as part of the acquisition process to set LSL removal goals appropriate for those systems. The prioritization of LSL removal is dependent on several factors, including the Company’s planned water main and service line renewal projects, adjacent projects by municipalities or other utilities, LCR compliance monitoring results, and cooperation with its customers with respect to replacing the customer-owned portion of the LSL as necessary. In certain cases, these and other factors may result in a shorter or longer time frame for replacement. Because replacing the external LSL in its entirety is advised by several water industry organizations including the U.S. National Drinking Water Advisory Council, the Lead Service Line Replacement Collaborative, and the American Water Works Association, the Company’s preferred approach is to replace the entire external LSL if lead is found on either the Company or customer portion of the service line; full LSL replacement is also consistent with the LCRR. The Lead Service Line Replacement Collaborative is a diverse group of public health, water utility, environmental, labor, consumer and housing organizations from across the country working together to encourage communities to accelerate the full replacement of LSLs through collaborative efforts at the local level.

Clean Water Act
The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to the Company’s wastewater collection systems, its operations require discharge permits under the National Pollutant Discharge Elimination System (“NPDES”) permit program established under the Clean Water Act, which must be renewed every five years. Pursuant to the NPDES permit program, the EPA and implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of fines and penalties, and persistent non-compliance could lead to significant fines and penalties and other compliance costs. In addition, the difficulty of obtaining and complying with NPDES permits, and renewing expiring permits, may impose time and cost burdens on the Company’s operations. From time to time, discharge violations occur at the Company’s facilities, some of which result in fines. The Company does not expect any such violations or fines to have a material impact on its results of operations or financial condition. The EPA has identified leveraging wastewater discharge permitting and application of biosolids, or sewage sludge, containing PFAS as areas of focus in its PFAS Strategic Roadmap. Individual states may also take action in these areas. As indicated previously, capital expenditures and operating costs to comply with environmental mandates have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates. As a result, the Company expects to recover the operating and capital costs resulting from any new requirements in these areas.
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
Contaminants of Emerging Concern
Contaminants of emerging concern include numerous chemicals such as PFAS, pharmaceuticals, personal care products, pesticides, herbicides, antibiotic resistant bacteria (ARB), antibiotic resistant genes (ARG), endocrine disrupting compounds, microplastics and industrial chemicals, as well as certain naturally occurring microbes, such as bacteria, viruses and parasites, which have been detected in drinking water supplies, for which the risk to the public’s health is not fully understood and/or has not been assessed. Technological advances have only recently made it possible to detect many of these contaminants at trace levels. The ability to detect contaminants, even at trace levels, has invited discussion about these contaminants among regulators and government agencies, which in turn shapes the public’s perception of drinking water quality.
The Chemicals Abstract Service Registry contains over 203 million registered chemicals, with an estimated 1,400 species of disease-causing microbes that can affect humans. The Company is continually investigating new substances and contaminants, employing a team of scientists, engineers and public health professionals to identify threats to its water supply, to act on emerging regulations and new health advisories, and to evaluate the benefits of alternative or advanced treatment technologies. The Company utilizes water quality testing equipment and implements new and emerging technologies to help detect potential water supply contamination issues. Examples of the Company’s efforts include:
•monitoring impacts of environmental pathogen loads and removal through wastewater systems;
•characterizing factors that contribute to the formation of potentially carcinogenic disinfection by-products to define best practices for their mitigation;

•advancing the science on holistic management strategies to improve distribution system water quality further;
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
•developing expanded monitoring methods for short-chain and fluorinated replacement PFAS and piloting treatment techniques;
•systematically investigating PFAS removal by treatment processes in a wide range of water matrices;
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
Service Company and Security
American Water Works Service Company, Inc. (“Service Company”) is a wholly owned subsidiary of the Company that provides support and operational services to the Company and its affiliates. These services are predominantly provided to the Company’s Regulated Businesses under contracts that have been approved by PUCs, where necessary, and are also provided to the MSG and CSG businesses as requested or may otherwise be necessary. Services provided by Service Company may include accounting and finance, administration, business development, communications, compliance, education and training, engineering, health and safety, human resources, information systems, internal audit, investor relations, legal and governance, operations, procurement, R&D, rates and regulatory support, security, risk management and insurance, treasury, and water quality. Service Company also provides customer support to the Company’s Regulated Businesses, which includes call handling, billing, a major accounts program and other related services. Services are provided by Service Company at cost, enabling the Company’s operating subsidiaries to fulfill their responsibilities in a cost-effective manner, while providing them access to in-depth, functional expertise.
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
Delivering a reliable supply of safe, clean and affordable water to customers and treating wastewater has been fundamental to the Company’s business for decades. Within every community in which the Company operates, there is an opportunity to make a sustainable positive impact on the community, reflect the communities served with diverse and skilled employees, and maintain the governance and diligence to meet or exceed service expectations for decades to come.

Key Highlights
Demonstrated ESG Leadership
•The Company’s values and actions have achieved prestigious recognition by many leading firms devoted to recognizing companies that demonstrate ESG leadership.
•The Company was ranked fifth in the Energy and Utilities industry category within Newsweek’s 2023 list of America’s Most Responsible Companies and ranked 19th within Barron’s list of the 100 Most Sustainable Companies in 2022.
•The Company was included in the Bloomberg Gender Equality Index for the fifth consecutive year, was recognized as a top-scoring company, for the fourth consecutive year, on the Disability Equality Index (DEI)®, as well as a Military Friendly Employer and Supplier.
•The Company earned the U.S. Department of Homeland Security SAFETY Act Designation for its internal enterprise security program, which includes risk management processes, personnel training and emergency exercises, and security oversight activities. The Company was the first U.S. water and wastewater company and third utility to earn this designation.
Environmental and Sustainability
•Emissions for the Company’s Regulated Businesses
•The Company established medium- and long-term goals that are science-based and aligned with the Paris Agreement, for scope 1 (direct) and scope 2 (indirect, derived from the Company’s purchase of power) greenhouse gas emissions reductions.
•The goals aim to reduce absolute scope 1 and 2 emissions by 50% by 2035 (from a 2020 baseline year) and achieve net zero scope 1 and scope 2 emissions by 2050.
•These goals complement the Company’s existing short-term goal of reducing absolute scope 1 and 2 greenhouse gas emissions by more than 40% by 2025 (from a 2007 baseline year).
•The Company has also estimated certain of its scope 3 greenhouse gas emissions, including Categories 1 (Purchased Goods and Services), 2 (Capital Goods), 3 (Fuel and Energy Related Activities) and 6 (Business Travel).
•Water Quality & Wastewater
•The Company employs a team of R&D scientists dedicated to partnering with water research organizations on water quality and technology-based source water monitoring.
•The Company received 11 drinking water Notices of Violation (“NOVs”) in 2022, two of which were related to water quality and maximum contaminant level exceedances. These metrics are determined by counting the overall number of drinking water NOVs and drinking water NOVs related to maximum contaminant level exceedances received by the Company in accordance with internally established procedures, which may exclude NOVs related to newly-acquired systems and associated with third-party violations, among others.
•The Company invested approximately $2.3 billion in renewing and improving assets of the Regulated Businesses in 2022 and expects to invest between $12.5 billion to $13 billion over the next five years. Nearly 70% of the Company’s capital plan is dedicated to infrastructure renewal and improvement, 10% to 12% is allocated to resiliency, and the balance is invested in water quality, operational efficiency, system expansion and other categories.
•Policy Leadership
•The Company collaborates and partners with federal and state agencies to support effective environmental, health and safety, and water quality and affordability standards and regulations.
•The Company participates in many industry organizations at the local, state and national level, including: The National Association of Water Companies (NAWC), American Water Works Association (AWWA) and Edison Electric Institute (EEI).

Social Responsibility
•Customers
•The Company’s average monthly residential water bills were approximately $57 in 2022, or 0.77% of the median household income, based on data from the U.S. Census Bureau’s American Community Survey. The Company is focused on keeping customer bills affordable compared to income, driving a culture of continuous improvement, diligent cost management, and technology enhancements that help drive affordability.
•The Company supports low-income customer assistance programs across 12 states: California, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, New Jersey, Pennsylvania, Tennessee, Virginia and West Virginia.
•To better reflect the customers that the Company serves, the Company increased spend with diverse suppliers and small businesses in 2022 by more than 35% compared to last year.
•For 2022, the Company achieved an aggregate residential customer satisfaction rating in the top half among the Company’s industry peer group. We measure performance on Customer Experience through our performance on the J.D. Power U.S. Water Utility Residential Customer Satisfaction Study. The study measures the satisfaction of residential water customers of the 90 largest water utilities in the United States and considers six factors to score companies on a 1,000-point scale: quality and reliability; price; conservation; billing and payment; communications; and customer service.
•Employees
•During 2022, over 117,000 hours of safety training, including physical security and cybersecurity training, were completed by the Company’s employees, as well as a mandatory Code of Ethics training requirement.
•The Company has made significant progress toward its zero injuries goal, reducing workplace injuries by 52% since 2017. Through year-end 2022, the Company has further reduced its OSHA recordable injury rate (“ORIR”) to 0.85, the lowest in the Company’s recorded history, which is approximately two times better than the water industry average.
•During 2022, approximately 83% of the Company’s job requisitions had a diverse candidate pool, with approximately 46% of transfers or promotions filled by diverse individuals.
•Communities
•More than $900,000 was donated in 2022 by the Company’s employees and the American Water Charitable Foundation (AWCF), a 501(c)(3) private foundation established by American Water in 2010, of which over $430,000 was provided by employees through workplace giving campaigns including the United Way, Water For People and other volunteering giving campaigns that supported more than 1,600 public charities nationwide. These efforts were in addition to the $2.3 million given by the AWCF through the Keep Communities Flowing Grant Program - more than $3 million combined.
•Stakeholder Engagement
•In 2022, the Company completed a materiality assessment to align ESG efforts with stakeholder priorities. Participants included, among others, regulators, investors, customers, employees, and a member of the Company’s Board of Directors. The results of the assessment will be included in the Company’s 2021-2022 Sustainability Report, which will be published in 2023.
Governance
•Board and Committees
•The Board of Directors and each of its standing committees are led by an independent, non-executive chair.
•The Board of Directors met 15 times in 2022.
•The Board of Directors’ Safety, Environmental, Technology and Operations (SETO) Committee, which oversees several key ESG matters, met four times in 2022.
•The Board of Directors reflects gender, racial and experiential diversity. As of December 31, 2022, approximately 64% of the Company’s directors voluntarily self-identified as diverse based on gender, race, disability and military veteran status.
•The Company’s average director tenure was approximately 7 years as of December 31, 2022.

•The members of the Company’s Board of Directors have demonstrated expertise, including, among others, experience in utility operations, regulatory matters, sustainability, customer service, cybersecurity, the military, financial services and capital markets, service as a public company CEO, CFO and/or board member, and management of global operations.
•ESG-Related Disclosures and Transparency
•The Company issued its annual ESG Data Summary on its website, covering sustainability performance for key metrics within the 2022 calendar year.
•In addition, the Company issued its second annual Inclusion, Diversity & Equity Report and launched a new diversity website, which describes the Company’s inclusion and diversity strategies, practices, policies and programs from across the business. New disclosures include:
•EEO-1 data for 2020 and 2021;
•Summary of results and conclusions from the Company’s third-party pay equity studies and internal labor market analyses; and
•Two new people-related goals in the 2022 Annual Performance Plan (“APP”) meant to increase representation of women and increase ethnic and racial diversity among employees at American Water, adding to existing APP sustainability goals.
•The Company discloses on its website its Political Contributions Policy, and, on an annual basis, information related to its political contributions, payments to tax-exempt organizations and trade associations, and lobbying expenditures.
Human Capital Resources
Overview
The Company’s people are a critical part of its business, and the Company’s investment in its people begins with the recruitment of qualified and diverse talent and continues throughout employment. The Company’s employee value proposition, called weCARE, is a central part of the Company’s human capital resources mission and focuses on employee experience as an influencer of an employee’s opinions and emotional response about the Company as an employer.
Additionally, the Company believes that representing the communities in which it serves plays a key role in its ability to serve its customers and improves its talent. To support this proposition, the Company promotes an inclusive culture where its employees are given the opportunity to develop to their fullest potential and understand that they directly contribute to the Company’s ability to operate, grow, and serve its customers. The Company also believes that investing in the safety, health and well-being of its employees is a key component of its people and culture goals, and that these investments allow employees to generate great ideas, provide quality customer service and make a difference in the lives of the Company’s customers.
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
To uphold the Company’s commitment to safety, the Company’s employees completed over 117,000 hours of employee safety training, including physical security and cybersecurity training, during 2022. Additionally, through frequent labor-management meetings, the Company encourages open exchanges to explore new ways to further enhance safety on the job. All employees are empowered to demonstrate safety leadership by taking the time they need to complete a task safely and to use “Stop Work Authority” — the power to stop working immediately whenever they believe a task is unsafe — to personally mitigate the hazard or issue or collaborate with management to create a safe situation. The Company believes that this Stop Work Authority is so important that it is stated on the back of every employee’s identification badge.
For 2022, the Company had its lowest ORIR injury rate in its recorded history, achieving an 18.8% reduction in injuries compared to 2021, taking into account a 7% decrease in labor hours due to the sales of HOS and the Company’s New York subsidiary. Also, the number of Days Away Restricted or Transferred (“DART”) injuries decreased by 36.1% compared to 2021. This decrease shows a significant improvement in those injuries that have a higher severity. For 2022, the Company’s ORIR was 0.85 (52 injuries) and its DART rate was 0.37 (23 injuries), compared to an ORIR of 0.97 (64 injuries) and a DART rate of 0.54 (36 injuries) in 2021.

In 2022, American Water teams led by promoting safety leading indicator activities, including pre-job safety briefings and near miss reporting, and by achieving internal Certified Safe Worker designations. Near miss reports, where employees report potential hazards or incidents in a safe and secure manner, increased by 20% in 2022 over 2021, and 97% of near miss incident corrective actions were completed, with nearly 90% completed within 30 days. The Company utilizes near miss reporting and timely corrective actions as key measurements of employee engagement and safety performance.
The commitment to safety as a strategic imperative also includes building a culture of well-being where all employees can feel emotionally safe and live a healthy lifestyle. Through well-being education, the Company is able to encourage employees to take preventative actions and increase participation in annual well-care exams and cancer screenings, which increased by over 4% during 2022, compared to 2021.
Employee and Workplace Reintegration
As an essential business that provides water and wastewater services, during 2022, the Company continued to focus on the care and safety of its employees, contractors, vendors and others who work at or visit the Company’s worksites. The Company launched its employee and workplace reintegration plan to bring its employees safely back to the workplace and in its field operations in the wake of easing of COVID-19-related restrictions by federal, state and local governmental and health authorities. The Company instituted greater workplace flexibility, including hybrid work opportunities, where feasible. The Company supported these reintegration efforts by keeping employees’ safety, health and emotional well-being as a top priority and by continuing to follow guidance from the U.S. Centers for Disease Control and Prevention, as well as federal, state and local health authorities. The Company also continued to provide employees with temporary medical and emotional health benefits as needed during 2022. To keep employees informed on the changing conditions during reintegration and to support their emotional well-being, the Company held several all-employee podcasts featuring medical and emotional health speakers who discussed the status of the pandemic, provided updates on vaccine and booster activity, and led sessions focused on workforce and personal change management related to reintegration.
Inclusion, Diversity and Equity
During 2022, the Company continued to focus on creating a culture through its promotion of inclusion, diversity and equity. At all levels, the Company strives to understand, respect, value and provide equal opportunity to each employee, and to foster an environment where employees’ differences are embraced and celebrated. The Company holds as an essential concept the right of employees to proudly share their ideas and unique perspectives in an environment built on mutual respect, equity and inclusion. The Company is committed to diversity among its workforce, executive and senior management leadership teams, by reflecting the diversity of the communities in which the Company serves. The Company expects all leaders to lead with inclusion, diversity and equity.
In 2022, the Company included in its APP new workforce diversity performance goals designed to increase the representation of women and ethnic and racial diversity in the Company’s workplace. The goals measure the percentage of female and racial/ethnic diversity among the Company’s workforce based on voluntary self-identification. In addition, the Company continues to hold its leaders accountable for developing a diverse workforce by maintaining management level representation goals.
In addition, in 2022, the Company introduced its DiversityatAW.com website to provide transparency and communicate progress on the Company’s workforce diversity initiatives. This web site currently includes, among other information, the Company’s ID&E report, its EEO-1 data for 2021, key employee diversity metrics (which are updated quarterly), and a discussion of the Company’s pay equity study and internal labor market analysis.
During 2022, 83.1% of the Company’s hiring candidate pools were diverse. Additionally, for 2022, approximately 46.4% of the Company’s internal employee transfers and promotions were filled with a diverse individual, reflecting the Company’s commitment to employee development and career growth as well as the Company’s focus on diversity, inclusion and equity. For purposes of these metrics, diversity refers to gender, race, ethnicity, disability, veteran/military spouse status, and LGBTQ+ status, all based on voluntary, self-identified employee information.
The Company maintains active memberships with groups such as Hiring our Heroes, Military Spouse Employment Partnership, American Corporate Partners, CEO Action for Diversity and Inclusion, Disability: IN, Paradigm for Parity, and Out and Equal, to further enhance its ability to recruit and retain diverse employees. Among this year’s recognitions, the Company was designated as a 2022 Military Friendly® Silver Employer and recognized by Military Times for its industry-leading efforts on hiring and supporting U.S. military veterans.
The Company was also a top scorer in the 2022 Disability Equality Index for the fourth consecutive year and was recognized by U.S. Veterans Magazine as a veteran-friendly company and as an organization with a veteran-friendly supplier diversity program. The Company also received the 2022 DiversityInc Top Utility recognition for 2022.

In keeping with the Company’s values, the Company does not tolerate discrimination, harassment or retaliation by or toward any employee, vendor, customer or other person in its workplace. All employees are required to complete anti-harassment, workplace respect and dignity, unconscious bias and inclusion and diversity training. In addition, annual Code of Ethics training is provided to all employees, which includes instructions on using the Company’s anonymous hotline for reporting potential Code of Ethics violations.
The Company’s four Employee Business Resource Groups (“EBRGs”), which represent diverse employee demographics (Women, African American/Black, LGBTQ+ and Disabilities/Caregivers), strive to create measurable and long-lasting positive impacts on employees’ careers, as well as the Company’s culture and communities in which it serves. EBRG members participate in community events throughout the year, which highlight the importance of supporting community partnerships. For example, employees participated in the annual Juneteenth Unity Walk that supported the National Alliance on Mental Illness, an organization that provides advocacy, education, and support for, and public awareness of, mental illness.
Total Rewards
American Water’s health and well-being programs are approached holistically by offering the following benefits, among others: medical, prescription, dental, vision, disability, a retirement savings plan, and life insurance coverage, as well as a health and wellness program and a menu of additional voluntary benefits. The Company’s Total Rewards programs are designed to reflect many aspects of employee health and well-being, cultivate an inclusive workforce, and motivate, attract and retain talent to seek to achieve the Company’s strategic business priorities.
As part of Total Rewards, the Company provides a comprehensive compensation and benefit program designed to recognize the vital roles the Company’s employees play. Further, all the Company’s employees, including those who are union-represented, participate in the APP, to promote alignment between performance-based compensation and the Company’s short-term performance goals. As part of its commitment to providing an inclusive and equitable culture for all employees, the Company regularly reviews pay equity to make sure pay decisions are based on the responsibilities, talents and skills of our employees, rather than, factors such as gender, race or ethnicity.
All employees who average 30 hours or more per week receive full-time benefits. Approximately 90% of all benefit eligible employees are enrolled in the Company’s healthcare benefits. Full-time employees pay approximately 16% of the total cost of medical, dental and vision coverage. Additional medical benefits include coverage for applied behavior analysis, autism treatment, transgender services and hearing aids, as well as a fertility assistance benefit. The Company also offers additional employment benefits, including holiday, vacation and sick time, which are at levels generally greater than or equal to those offered by other companies in the utility industry.
Every five years, the Company negotiates national health and welfare benefits with its union-represented employees. On November 30, 2022, a five-year extension of the Company’s national benefits agreement with its union-represented employees was reached and ratified, effective through July 2028. See —Workforce Data below for more information. The extension agreement includes, among other things, a revised benefit cost sharing allocation, six weeks of paid family leave, an increase in the target payout under the APP for covered employees, and coverage for infertility treatment beginning in plan year 2025.
Talent Development
The Company partners with business leaders to understand the key behaviors and competencies required to operate safely and effectively, and to foster professional growth with the goal to create and deploy programs designed to attract, motivate, develop and retain talented employees, and foster a learning culture. The Company also requires every employee, including its union-represented employees, to complete a minimum of 25 hours of training each year. Approximately 96.7% of active full-time employees hired before October 1, 2022, met this requirement for 2022, with over 302,000 hours of total training completed during the year. In addition to required role-based training, managers assist employees to identify professional development opportunities, utilizing a framework of on-the-job learning, social learning, and formal learning, to help them reach their full potential and grow their careers.
Developing talent to provide a pathway to executive leadership is a critical priority for the Company. During 2022, the Company engaged in succession planning activities for the Company’s business-critical and business-impact positions. These succession plans aid in providing continued leadership for the growth and future of the Company’s business, while also seeking to promote diversity, retention and development. In addition to succession of executive and senior leadership roles, in 2022, the Company initiated talent reviews, which served to identify critical skills and competency areas as well as top and emerging talent with a focus on diversity, and supported a discussion of strengths, gaps and development plans. Talent reviews were conducted for a select group of employees, including employees who are being assessed for senior leadership or other critical roles.

Employee Experience
The Company has established its weCARE employee value proposition that focuses on employee experience as an influencer of an employee’s opinions and emotional response about the Company as an employer. weCARE is composed of five elements: deeper connections; personal growth; shared purpose; flexibility; and well-being. weCARE represents the Company’s commitment to value its employees and build a safe, healthy and inclusive culture where every employee knows their value and is appreciated for their talents and commitment to supporting the Company’s success. The Company offers employees programs covering each of the five components of weCARE. The Company is committed to improving the employee experience by listening to employees through focus group discussions and employee surveys, among other tools. To that end, the Company captures employee feedback, which helps the Company understand how employees are feeling and permits appropriate refinement of the Company’s employee programs, benefits and support.
In early 2022, the Company introduced a new development role of Culture Champion. Each Culture Champion is responsible for partnering with their local leadership and managing and communicating local activities and actions that seek to advance the Company’s culture.
Workforce Data
As of December 31, 2022, the Company had approximately 6,500 employees. For 2022, the Company’s employee turnover rate, which the Company defines as the ratio of the number of separated employees to the 12-month average headcount during 2022, was 12.3%, down from 13.1% in 2021. American Water seeks to reduce regrettable employee turnover by assessing the effectiveness of weCARE and through its efforts to foster the Company’s employee experience.
As of December 31, 2022, approximately 47% of the Company’s workforce was represented by unions, which include 75 collective bargaining agreements with 14 different unions. In 2022, the Company entered into three new collective bargaining agreements that cover approximately 215 employees, and renegotiated all 21 collective bargaining agreements that were set to expire during the year. During 2023, 18 of the Company’s collective bargaining agreements will expire in accordance with their terms and the Company expects to be able to negotiate these agreements during the year. In addition, on November 30, 2022, a five-year extension of the Company’s national benefits agreement was ratified through July 31, 2028. This agreement covers approximately 3,000 of the Company’s union-represented employees and their families and provides them with healthcare and other benefits. The Company also collaborates with union leadership on topics such as safety, customer, technology and employee benefits in forums such as the Joint Healthcare Committee, National Labor Management Committee and the annual Labor Management Conference.
Board Oversight
The Executive Development and Compensation Committee (ED&CC) of the Board of Directors establishes and reviews the Company’s overall compensation philosophy and oversees the compensation and benefits plans and programs for its executive officers. The ED&CC oversees the process of planning for executive officer succession. It also provides oversight of the Company’s inclusion, diversity and equity programs and initiatives. Further, the ED&CC is responsible for reviewing and assessing, at least annually, the Company’s culture and related culture engagement, its organizational and leadership development plans and programs, and its programs designed to identify, attract and retain high-potential employees.

Information About Our Executive Officers
Presented in the table below are the name, age, offices held and business experience for each of the Company’s executive officers, as of February 15, 2023:

Name	Age	Office and Experience
M. Susan Hardwick	60
President and Chief Executive Officer. Ms. Hardwick has served as President and Chief Executive Officer of the Company since February 2, 2022. She joined the Company in June 2019 as the Company's Executive Vice President—Finance and served as the Company's Chief Financial Officer from July 2019 until May 16, 2022. From December 7, 2021 until January 31, 2022, Ms. Hardwick also served as Interim Chief Executive Officer. Prior to joining the Company, Ms. Hardwick served as the Executive Vice President and Chief Financial Officer of Vectren Corporation, which was sold to CenterPoint Energy, Inc., an electric and natural gas utility, on February 1, 2019. Ms. Hardwick joined Vectren Corporation in January 2000 and served in a variety of positions, including: Vice President, Controller and Assistant Treasurer; Senior Vice President, Finance; Senior Vice President, Chief Financial Officer; and Executive Vice President and Chief Financial Officer. Prior to joining Vectren, Ms. Hardwick was Assistant Corporate Comptroller at Cinergy Corp. She began her career with Arthur Andersen & Co. Ms. Hardwick is a Certified Public Accountant. Since September 2020, Ms. Hardwick has served on the Board of Directors of New Jersey Resources Corporation, a diversified energy services company, where she is currently serving a three-year term expiring in 2024, and since January 1, 2021, she has served as a member of its Audit Committee.

James H. Gallegos	62
Executive Vice President and General Counsel. Mr. Gallegos joined the Company on April 1, 2022 as its Executive Vice President and General Counsel. Prior to joining the Company, since February 2020, Mr. Gallegos served as the Executive Vice President, General Counsel and Corporate Secretary of Alliant Energy Corporation, a regulated, investor-owned public utility holding company, and its two utility subsidiaries (collectively, “Alliant Energy”). From February 2015 to February 2020, Mr. Gallegos served as Senior Vice President, General Counsel and Corporate Secretary of Alliant Energy. Prior to that, Mr. Gallegos served in various positions with U S WEST, Inc., which merged with Qwest Communications International Inc. in 2000.

John C. Griffith	56
Executive Vice President and Chief Financial Officer. Mr. Griffith joined the Company on May 16, 2022 as its Executive Vice President and Chief Financial Officer. Prior to joining the Company, since 2014, Mr. Griffith served as Managing Director, Mergers and Acquisitions, for Bank of America Securities’ Global Regulated Utilities and Renewable Energy practice. Prior to joining Bank of America Securities, from 2008 to 2014, Mr. Griffith served as the Chief Executive Officer of HighWave Energy, a renewable fuels start-up company, and from 1995 to 2008, he served in various capacities of increasing responsibility with Merrill Lynch & Co.

Melanie M. Kennedy	49
Executive Vice President, Chief Human Resources Officer. Ms. Kennedy has served as the Company’s Executive Vice President, Chief Human Resources Officer since December 2021, and as Senior Vice President, Chief Human Resources Officer from December 2020 to December 2021. Prior to that, she served as the Company’s Senior Vice President, Human Resources from March 2017 to December 2020. From August 2014 through February 2017, Ms. Kennedy served as the Company's Vice President, Human Resources, and from August 2012 to August 2014, she served as Director, Human Resources in the Company’s Northeast Division. Ms. Kennedy initially joined the Company in 2007, and before that time, she practiced law for nine years.

Cheryl Norton	58
Executive Vice President and Chief Operating Officer. Ms. Norton has over 30 years of employment with the Company serving in various roles, including operational leadership, environmental stewardship, laboratory management and research. She has been serving as the Company’s Executive Vice President and Chief Operating Officer since March 2021 and served as its Senior Vice President, Chief Environmental Officer from March 2020 to March 2021. She was also the Company’s Senior Vice President, Eastern Division and President of its New Jersey subsidiary from March 2019 to March 2021. Prior to that, Ms. Norton served as President of the Company’s Missouri subsidiary from November 2015 to March 2019, and President of its Kentucky subsidiary from January 2011 until November 2015. In addition, Ms. Norton also serves as a member of the Board of Directors of the Water Research Foundation.

Each executive officer is elected annually by the Board of Directors and serves until their respective successor has been elected and qualified or their earlier death, resignation or removal.

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
The Company maintains a website at https://amwater.com. Information contained on the Company’s website, including its Sustainability Report, its Inclusion, Diversity & Equity Annual Report, and other reports or documents, including the information and data on the Company’s diversity website https://Diversityataw.com, shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks. The Company recognizes its website as a key channel of distribution to reach public investors and as a means of disclosing information to comply with SEC Regulation FD.
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
Our ability to successfully implement our business plan and strategy depends on the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. Our rate increase requests may or may not be approved, or may be partially approved, and any approval may not occur in a timely manner. Moreover, a PUC may not approve a rate request in an amount that is sufficient to:
•cover our cost of operations, including: purchased water; chemicals; and fuel, power and other commodities used in our operations;
•cover our operational labor and labor-related expenses, including without limitation costs and expenses associated with our pension and other post-employment benefits;
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
In any of these cases, our business, financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if the rates approved are sufficient, we face the risk that we will not achieve the rates of return on our invested capital to the extent permitted by state PUCs. This could occur if certain conditions exist, including, but not limited to, (i) water usage is less than the level anticipated in establishing rates, (ii) customers increase their conservation efforts, (iii) we experience unusual or emergent situations, events or conditions (including with respect to the COVID-19 pandemic), or (iv) our investments or expenses prove to be higher than the levels estimated in establishing rates. It may be difficult to predict the outcome or impact of these events on us or the actions that may be taken by the PUCs or other governmental authorities in response thereto.
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
Our water and wastewater operations are subject to extensive federal, state and local laws and regulations. These requirements include, among others, CERCLA, the Clean Water Act, the Safe Drinking Water Act, the LCRR and other federal and state requirements. For example, state PUCs and environmental regulators set conditions and standards for the water and wastewater services we deliver. If we deliver water or wastewater services to our customers that do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs, as well as damage to our reputation. In the most serious cases, regulators could reduce requested rate increases or force us to discontinue operations and sell our operating assets to another utility or to a municipality. Given the nature of our business which, in part, involves providing water service for human consumption, any potential non-compliance with, or violation of, environmental, water quality and health and safety laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry.
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
Attention is being given to contaminants of emerging concern, including, without limitation, chemicals and other substances that currently do not have any regulatory standard in drinking water or have been recently created or discovered (including by means of scientific achievements in the analysis and detection of trace amounts of substances). Examples of sources of contaminants include, but are not limited to, newly created chemical compounds (including, for example, manufactured nanomaterials); human and veterinary products; perfluorinated and polyfluorinated compounds; bacteria, microbes, viruses (including COVID-19), amoebae and other pathogens; and residual by-products of disinfection. We rely upon governmental agencies to set appropriate regulatory standards to protect the public from these and other contaminants, and our role is to provide service that meets these standards, if any. In some of our states, PUCs may disapprove of cost recovery, in whole or in part, for implementation of treatment infrastructure for a contaminant in the absence of a regulatory standard. Furthermore, given the rapid pace at which these contaminants are being created and/or discovered, we may not be able to detect and/or mitigate all such substances in our drinking water system or supplies, which could have a material adverse impact on our financial condition, results of operations and reputation. In addition, we believe these contaminants may form the basis for additional or increased federal or state regulatory initiatives and requirements in the future, which could significantly increase the cost of our operations.
Limitations on availability of water supplies or restrictions on our use of water supplies because of government regulation or action may adversely affect our access to sources of water, our ability to supply water to customers or the demand for our water services.
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
For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with the cease and desist orders issued by the SWRCB in July 1995 and October 2009 (the “1995 Order,” the “2009 Order” and, as amended in July 2016, the “2016 Order” and, collectively, the “Orders”) that require Cal Am to significantly decrease its diversions from the Carmel River in accordance with a reduction schedule that terminated on December 31, 2021. See Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions, which includes additional information regarding this matter. We are also required to augment our Monterey County sources of water supply to comply with the requirements of the Endangered Species Act. For 2022, Cal Am complied with the diversion limitations contained in the 2016 Order, but continued compliance with these limitations in 2023 and future years may be impacted by a number of factors, including without limitation continued drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs or obligations, including fines and penalties against Cal Am in the event of noncompliance with the Orders, which could have a material adverse effect upon us and our business, results of operations and cash flows.
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
Government restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition, results of operations and cash flows. Seasonal and other drought conditions, including, for example, those currently being experienced in California, that may impact our water services are possible across all of our service areas. Governmental restrictions imposed in response to a drought may apply to all systems within a region independent of the supply adequacy of any individual system. Responses may range from voluntary to mandatory water use restrictions, rationing restrictions, water conservation regulations, and requirements to minimize water system leaks. While expenses incurred in implementing water conservation and rationing plans may generally be recoverable provided the relevant PUC determines they were reasonable and prudent, we cannot be certain that any such expenses incurred will, in fact, be fully recovered. Moreover, reductions in water consumption, including those resulting from installation of equipment or changed consumer behavior, may persist even after a drought has ended and restrictions are lifted, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our business, financial condition, results of operations, cash flows and liquidity. Furthermore, laws and regulations have been enacted or proposed that seek to reduce or limit greenhouse gas emissions and require or would require additional reporting and monitoring, and these regulations may become more pervasive or stringent in light of changing governmental agendas and priorities, although the exact nature and timing of these changes is uncertain. Although some or all potential expenditures and costs associated with the impact of climate variability and related laws and regulations on our Regulated Businesses could be recovered through rates, infrastructure replacement surcharges or other regulatory mechanisms, there can be no assurance that state PUCs would authorize rate increases to enable us to recover such expenditures and costs, in whole or in part.

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
•increasing the costs or difficulty of complying with proposed changes to federal contractor affirmative action audits;
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
Adverse economic conditions may cause our customers, particularly industrial and large commercial customers, to curtail operations. A curtailment of operations by such a customer typically results in reduced water usage by that customer. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions affecting these customers could adversely affect our financial condition and results of operations. Tariffs in place with respect to our Regulated Businesses may not reimburse us, in whole or in part, for any of these impacts.

Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, experience increases in short- and long-term interest rates or if we experience delays in completing major capital expenditure projects.
The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment, and to improve aging infrastructure. In 2022, we invested $2.3 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems will continue into the future and, we believe, will increase. We expect to fund capital improvement projects using cash generated from operations (including, among other things, a portion of the net proceeds from the sale of HOS) borrowings under our revolving credit facility and commercial paper programs and issuances of long-term debt and equity. We may not be able to access our revolving credit facility or the commercial paper, long-term debt and equity capital markets, when necessary or desirable to fund capital improvements on favorable terms or at all. If we are not able to obtain sufficient financing, we may be unable to maintain our existing property, plant and equipment, fund our capital investment strategies or expand our rate base to enable us to meet our growth targets. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of supply chain interruptions, construction delays, permitting delays, labor shortages or other disruptions, environmental restrictions, legal and regulatory challenges, or other obstacles. Each of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.

Aging infrastructure may lead to service disruptions, property damage and increased capital expenditures and O&M expenses and other costs, all of which could negatively impact our financial results.
We have risks associated with aging infrastructure, including water and sewer mains, pumping stations and water and wastewater treatment facilities. Additionally, we may have limited information regarding buried and newly acquired assets, which could challenge our ability to conduct efficient asset management and maintenance practices. Assets that have aged beyond their expected useful lives may experience a higher rate of failure. Failure of aging infrastructure could result in increased capital expenditures and O&M expenses and other costs, and negatively impact our future O&M efficiency ratio. In addition, failure of aging infrastructure may result in property damage, and in safety, environmental and public health impacts. To the extent that any increased costs or expenditures are not fully recovered in rates, our results of operations, liquidity and cash flows could be negatively impacted.
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
Two of our jurisdictions, California and Illinois, currently have revenue stability mechanisms that permit us to recover the revenues authorized in a general rate case, regardless of sales volume. Revenue stability mechanisms are designed to recognize declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In those jurisdictions that have not adopted a revenue stability mechanism, our operating results could continue to be affected by seasonality.
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
Our business and operations have a large direct and indirect customer base and, as a result, we are exposed to public criticism regarding, among other things, the reliability of water service, wastewater and related or ancillary services, the quality of water provided, and the amount, timeliness, content, accuracy and format of bills that are provided for such services. Adverse publicity and negative consumer sentiment arising out of our operations may render legislatures and other governing bodies, state PUCs and other regulatory authorities, and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable legislative, regulatory and economic outcomes, as well as increased regulatory or other oversight and more stringent regulatory or economic requirements. Unfavorable regulatory and economic outcomes may include the enactment of more stringent laws and regulations governing our operations and less favorable economic terms in our agreements related to MSG, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on us and our financial condition, results of operations and cash flows.
The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition, results of operations, cash flows and liquidity.
The properties of our Regulated Businesses segment include 73 dams, the majority of which are earthen dams. The failure of any of these dams could result in personal injury and property damage, including without limitation downstream property damage, for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.
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
An important element of our growth strategy is the acquisition and optimization of water and wastewater systems in order to broaden our current, and move into new, service areas. We may not be able to acquire other systems or businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates, and whether or not any particular acquisition is successfully completed, these activities are expensive and time consuming and are subject to the availability of capital and personnel resources to complete such acquisitions.
Further, competition for acquisition opportunities from other regulated utilities, governmental entities and other strategic and financial buyers may hinder our ability to expand our business. As consolidation activity increases in the water and wastewater industries and competition for acquisitions continues to increase, the prices for suitable acquisition candidates may increase and limit our ability to expand through acquisitions.
The negotiation and execution of potential acquisitions as well as the integration of acquired systems or businesses with our existing operations could require us to incur significant costs, cause diversion of our management’s time and resources and have a material adverse impact on our results of operations. Future acquisitions by us could result in, among other things:

•unanticipated capital expenditures;
•unanticipated acquisition-related expenses;
•incurrence or assumption of debt, contingent liabilities and environmental liabilities and obligations, including liabilities that were unknown or undisclosed at the time of acquisition;
•failure to recover acquisition adjustments or premiums due to unfavorable decisions by PUCs and other governmental authorities;
•failure to maintain effective internal control over financial reporting;
•recording goodwill and other intangible assets at values that ultimately may be subject to impairment charges;
•fluctuations in quarterly and/or annual results;
•failure to realize anticipated benefits and synergies, such as cost savings and revenue enhancements; and
•difficulties in integrating or assimilating acquired systems’ operations, personnel, benefits, services and systems and water quality, cybersecurity and infrastructure protection measures.
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
For example, in November 2018, Monterey, California ballot Measure J, which was added by a citizens group, was certified as having been approved by a public vote, requiring the MPWMD to conduct a study and submit a written plan concerning the feasibility of a potential purchase of the Monterey system assets without an additional public vote. The public vote led to the issuance by the MPWMD of (i) a preliminary report finding, among other things, that the acquisition of the Monterey system assets by the MPWMD would be economically feasible, and (ii) a final environmental impact report analyzing the environmental impacts of such an acquisition through the power of eminent domain. See Item 1—Business—Regulated Businesses—Condemnation and Eminent Domain and Item 3—Legal Proceedings—Proposed Acquisition of Monterey System Assets — Local Area Formation Commission Litigation, which includes additional information regarding these matters.
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
As operators of critical infrastructure, we may face a heightened risk of physical and cyber attacks from internal or external sources. Our water and wastewater systems may be vulnerable to disability or failures as a result of physical or cyber attacks, acts of war or terrorism, vandalism or other causes. Our operational and technology systems throughout our businesses may be vulnerable to unauthorized external or internal access, due to hacking, viruses, acts of violence, war or terrorism, and other causes. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our reputation, customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyber attacks and unauthorized access to their operational or technology systems. While we have instituted safeguards to protect our operational and technology systems, those safeguards may not always be effective due to the evolving nature of cyber attacks and cyber vulnerabilities. We cannot guarantee that such protections will be completely successful in the event of a cyber attack.
If, despite our security measures, a significant physical attack or cyber breach occurred, our operations could be disrupted, property damaged, and customer and other confidential information lost or stolen; we could experience substantial loss of revenues, response costs and other financial loss; we could suffer a loss of management time, attention and resources from our regular business operations; we may be subject to increased regulatory requirements; and we may experience litigation and damage to our reputation, any of which could have a negative impact on our business, results of operations and cash flows. Experiencing a physical or cyber security incident could also cause us to be non-compliant with applicable laws and regulations or contracts that require us to report cybersecurity incidents or breaches or securely maintain confidential data, causing us to incur costs related to legal claims or proceedings and regulatory fines or penalties. These types of events, either impacting our facilities or the industry in general, could also cause us to incur additional security and insurance related costs. In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information, about our customers and employees. In many cases, we outsource administration of certain functions to vendors that have been and will continue to be targets of cyber attacks. Any theft, loss or fraudulent use of customer, employee or proprietary data as a result of a cyber attack on us or a vendor could also subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.
We have obtained insurance to provide coverage for a portion of the losses and damages that may result from a physical attack, cyber attack or a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss or damage caused by an attack or a breach. Furthermore, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events will likely evolve as the industry matures. In the future, adequate insurance may not be available at rates that we believe are reasonable, and the costs of responding to and recovering from a physical attack, cyber attack or security breach incident may not be covered by insurance or recoverable in rates.
Our business is subject to complex and evolving federal, state and local laws and regulations regarding consumer privacy and the protection or transfer of data relating to individuals, which could result in, among other things, public disclosure of incidents, private or governmental claims or litigation against us, changes to our business practices, monetary penalties, reputational harm and increased cost of operations.

Laws and regulations are changing and increasing rapidly with respect to data and consumer privacy, security and protection. We are subject to an increasing number of complex and continually evolving data and consumer privacy, security and protection laws and regulations administered by various federal, state and local governments, including, for example, the California Consumer Privacy Act of 2018, together with its amendments and implementing regulations, the Virginia Consumer Data Protection Act and the Cyber Incident Reporting for Critical Infrastructure Act of 2022. New laws and regulations may require us to disclose incidents to authorities, regulators and/or the public, when we otherwise may not have been required to disclose such incidents under previous laws and regulations, and such disclosures could negatively and materially impact our reputation, customers, employees, suppliers and other third parties. Federal and state governments have also adopted or are proposing other limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information. In addition, the Federal Trade Commission and state attorneys general are applying federal and state consumer protection laws to impose standards on the collection, use and dissemination of data. Moreover, we expect that current laws, regulations and industry standards concerning privacy, data protection and information security in the United States will continue to evolve and increase, and we cannot determine the impact that compliance with such future laws, regulations or standards will have on us or on our business. Any failure or perceived failure by us to comply with current or future federal, state, or local data or consumer privacy or security laws, regulations, policies, guidance, industry standards, or legal obligations, or any incident resulting in unauthorized access to, or the acquisition, release, or transfer of, personally identifiable information or other data relating to our customers, employees and others, may result in private or governmental enforcement actions, litigation or other claims against us, fines and penalties, or adverse perception or publicity about us and our businesses, which could have a material adverse effect on our reputation and business and could result in us incurring substantial costs. These events could also require us to change our business practices, and the events or such changes may result in significant diversions of resources, distract management and divert the focus and attention of our security and technical personnel from other critical activities. Any of the foregoing consequences could have a material adverse effect on our business, financial condition, results of operations, cash flows and liquidity.
We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured.
We maintain insurance coverage, some of which may be self-insured, as part of our overall legal and risk management strategy to minimize potential liabilities arising from our Regulated Businesses, as well as the operations of MSG and CSG. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Generally, our insurance policies cover property damage, worker’s compensation, employer’s liability, general liability, cybersecurity, terrorism risks and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage, or for which we are self-insured and must therefore utilize our own financial resources to cover such losses. Although in the past we have been generally able to obtain insurance coverage related to our business, there can be no assurance that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles.
We rely on technology to facilitate the management of our business as well as our customer and supplier relationships, and a failure or disruption of implemented technology could materially and adversely affect our business.
Technology is an integral part of our business and operations, and any failure or disruption of the technology or related systems we implement could significantly limit our ability to manage and operate our business effectively and efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We use technology systems to, among other things, bill customers, process orders, provide customer service, manage certain plant operations and construction projects, create and manage our financial records and other operational data, track assets, remotely monitor our plants and facilities, and manage human resources, supply chain, inventory, and accounts receivable collections. As a specific example, we depend on water meters to record and communicate the amount of water our customers use, which information in turn is used to generate customer bills, and in recent years, we have experienced greater than expected performance failures with certain water meters used in the Regulated Businesses. When failures occur, we work with meter manufacturers to determine and address the cause of such failures. While these and other failures that we have experienced have not to date had a material adverse effect on our operations, there can be no assurance that efforts to address performance failures or other issues we may experience with water meters or other implemented technology will be successful in the future and that these or future failures of water meters or other technological issues will not have a material adverse effect on us.
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
A significant part of our long-term strategic plan focuses on safety, operational excellence, cost and expense efficiency (including O&M expense efficiency), water quality and affordability, asset and capital management and the customer experience. For example, we have made and plan to continue to make significant investments in developing, deploying, integrating and maintaining customer-facing technologies, applications to support field service and customer service operations, water source sensor and evaluation technologies, meter data management and analytics, and intelligent automation technologies. There can be no assurance that we will be successful in designing, developing, deploying, integrating or maintaining these new technologies. Because these efforts can be long-term in nature, these new technologies may be more costly or time-consuming than expected to design, develop, integrate and complete and may not ultimately deliver the expected or desired benefits upon completion. While we have and will continue to seek to recover costs and earn a return on capital expenditures with respect to the costs and expenses of development and deployment of these new technologies in our Regulated Businesses, there can be no assurance that we will be able to do so in every instance or at all, and our inability to do so may adversely affect our ability to achieve intended cost and expense, including O&M expense, efficiencies or other key performance results and, ultimately, could materially and adversely impact our business, financial condition, results of operations and cash flows.
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
Disruptions in our supply chain related to goods, such as pipe, chemicals, power and other fuel, equipment, water and other raw materials, and services, could adversely impact our operations and our ability to serve our customers, as well as our financial results.
Our ability to serve our customers and operate our business in compliance with regulatory requirements is dependent upon purchasing or securing necessary goods and services from our suppliers and vendors. These items include but are not limited to contracted services, chemicals, pipe, valves, hydrants, fittings, equipment (including personal protective equipment), water, and power and other fuel. Examples of supply chain disruptions include reduced quantities of goods available in the marketplace, delays in manufacturing or shipping goods, labor shortages at our suppliers or vendors, natural or other disasters and operational impacts to some of our suppliers or vendors. Disruptions in our supply chain related to goods and services have occurred and we anticipate will continue to occur into the foreseeable future. For example, a recent fire at a plant owned by the sole supplier of permanganate in the Western Hemisphere has severely limited the U.S. supply of potassium and sodium permanganate, two chemicals used by water utilities to treat water. The Company is seeking to utilize alternative methods of treatment and to manage its existing supplies of permanganate, but any inability to source sufficient quantities of these chemicals or utilize alternative chemicals may have a material adverse effect on the Company’s ability to comply with applicable environmental and regulatory requirements.

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
Safety is a core value and a strategy at American Water. Our safety performance and progress to our ultimate desired goal of zero injuries are critical to our ability to carry out our operations effectively and to serve our customers, and thereby, to support our reputation. We maintain health and safety practices to protect our employees, customers, contractors, vendors and the public. Eliminating all hazards all of the time is extremely challenging, but through strict adherence to our health and safety practices, and empowering employees to be safety leaders who are instructed to and expected to stop work if deemed “unsafe,” we believe we can achieve an injury-free workplace.
At our business sites, including construction and maintenance sites, our employees, contractors and others are often in close proximity to large mechanical operating equipment, moving vehicles, pressurized water, electric and gas utility lines, below grade trenches and vaults, electrical and pneumatic hazards, fall from height hazards, suspended loads, hazardous chemicals and other regulated materials. On many sites, we are responsible for safety and, accordingly, must implement important safety procedures and practices above governmental regulatory requirements. As an essential business that provides water and wastewater services, we are focused on the health and safety of our employees, contractors, vendors, customers and others who work at or visit our worksites. If the procedures we implement are ineffective or are not followed by our employees or others, or we fail to implement procedures, our employees, contractors and others may experience illness, or minor, serious or fatal injuries. Unsafe work sites have the potential to increase employee turnover, expose us to litigation and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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

As of December 31, 2022, approximately 47% of our workforce was represented by unions, and we had 75 collective bargaining agreements in place with 14 different unions representing our unionized employees. These collective bargaining agreements, 18 of which will expire during 2023, are subject to periodic renewal and renegotiation. We may not be able to successfully renew or renegotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations, may disrupt our operations, negatively impact the ability to serve our customers, and result in higher labor costs, which could adversely affect our reputation, financial condition, results of operations, cash flows and liquidity. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, a strike or work stoppage may have a material adverse impact on our financial position, results of operations and cash flows.
Financial, Economic and Market-Related Risks
Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.
As of December 31, 2022, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $12.4 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:
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
During 2022, we utilized existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under our commercial paper program, to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. In order to meet our capital expenditure and other operational needs, however, we may be required to borrow additional funds under the revolving credit facility. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions. Moreover, additional borrowings may be required to repay or refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2023, 2024 and 2025 will be $281 million, $476 million and $598 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all, to repay or refinance this debt. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to repay or refinance existing debt on favorable terms.
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

Our inability to access the debt or equity capital or financial markets or other events could affect our ability to meet our long-term commitments or liquidity needs at reasonable cost, which could adversely affect our financial condition and results of operations.
In addition to cash from operations, during 2022, we relied primarily on a revolving credit facility, which was increased from $2.25 billion to $2.75 billion in October 2022, a commercial paper program, which was increased from $2.10 billion to $2.60 billion in October 2022, and the debt capital markets, to satisfy our liquidity needs. The revolving credit facility currently expires in accordance with its terms in October 2027. Historically, we have regularly used our commercial paper program rather than the revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. As of December 31, 2022, there were no outstanding borrowings under the revolving credit facility, $1,177 million of commercial paper outstanding and $78 million in outstanding letters of credit. There can be no assurance that we will be able to continue to access this commercial paper program or revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.
Our ability to comply with covenants in our revolving credit facility and our other consolidated indebtedness is subject to various risks and uncertainties, including events beyond our control. For example, under the terms of the revolving credit facility, our consolidated debt cannot exceed 70% of our consolidated capitalization, as determined under the terms of the facility. If our equity were to decline or debt were to increase to a level that causes us to exceed this limit, lenders under the facility would be entitled to refuse any further extension of credit and to declare all of the outstanding debt thereunder immediately due and payable. Events that could cause a reduction in equity include, without limitation, a significant write-down of our goodwill. To avoid such a default, a waiver or renegotiation of this covenant would be required, which would likely increase funding costs and could result in additional covenants that would restrict our operational and financing flexibility. Even if we are able to comply with this or other covenants, the limitations on our operational and financial flexibility could harm our business by, among other things, limiting our ability to incur indebtedness or reduce equity in connection with financings or other corporate opportunities that we may believe would be in our best interests or the interests of our shareholders to complete.
In order to meet our capital expenditure needs, we intend to issue a combination of short-term and long-term debt securities and/or additional equity shares of common stock. Disruptions in the debt or equity capital markets or changes in our credit ratings or other events could limit our ability to access capital on terms favorable to us or at all. While the lending banks that participate in the revolving credit facility have to date honored their commitments under those facilities, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. In such a case, we may not be able to access the commercial paper, debt or equity capital markets, or other sources of potential liquidity, in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under our revolving credit facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Short- or long-term disruptions or volatility in the debt or equity capital and credit markets as a result of economic, legislative, political or other uncertainties, including as a result of changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the capital necessary to provide adequate liquidity for our business. Significant volatility or disruptions in the debt or equity capital or credit markets, or financial institution failures, could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include delaying or deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, even absent significant volatility or disruptions in the capital markets, there can be no assurance that we will be able to access markets to obtain capital or financing when necessary or desirable and on terms that are reasonable or acceptable to us.
The occurrence of any of these circumstances could expose us to increased interest or other expense, require us to institute cash or liquidity conservation measures or otherwise adversely and materially affect our business, financial condition, results of operations, cash flows and liquidity, which may limit or impair our ability to achieve our strategic, business and operational goals and objectives.
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

We have a significant amount of goodwill and intangible and other assets, and we may be required to record impairments or changes in fair value to these assets, which may negatively affect our financial condition and results of operations.
Our assets as of December 31, 2022 included $1.1 billion of goodwill and $347 million of total assets measured and recorded at fair value on a recurring basis. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, in the past, we have taken significant non-cash charges to operating results for impairments to goodwill or other intangible assets, and have recorded changes in fair value of financial instruments and other assets. We may be required to recognize in the future an impairment of goodwill or a change in fair value of financial instruments or certain other assets due to market conditions, other factors related to our performance or the performance of an acquired business, or other circumstances that may impact the fair value of a financial instrument or the other asset. See Note 18—Fair Value of Financial Information in the Notes to the Consolidated Financial Statements for information on the fair value of financial and other assets. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or other circumstances. A decline in the results forecasted in our business plan due to events such as changes in rate case results, capital investment budgets or interest rates, could also result in an impairment charge. Recognition of impairments of goodwill and changes in fair value of certain of our other assets would result in a charge to income in the period in which the impairment or change occurred, which may negatively affect our financial condition, results of operations and total capitalization. The effects of any such impairment or change could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet the expectations of our regulators.
Market volatility and other conditions may impact the value of benefit plan assets and liabilities, as well as assumptions related to the benefit plans, which may require us to provide significant additional funding.
The performance of the capital markets affects the values of the assets that are held in trust to satisfy significant future obligations under our pension and postretirement benefit plans. The value of these assets is subject to market fluctuations and volatility, which may cause investment returns to fall below our projected return rates. A decline in the market value of our pension and postretirement benefit plan assets as of the measurement date or a change in the projection of the future return on plan assets can increase the funding requirements under our pension and postretirement benefit plans. Additionally, our pension and postretirement benefit plan liabilities are sensitive to changes in interest rates. Interest rates have experienced volatility and are subject to potential further adjustments based on the actions of the U.S. Federal Reserve, and others. If interest rates are lower at the current measurement date than the prior measurement date, our liabilities would increase, potentially increasing benefit expense and funding requirements. Further, changes in assumptions, such as increases in life expectancy assumptions and increasing trends in health care costs may also increase our funding requirements. Future increases in pension and other postretirement costs as a result of reduced plan assets may not be fully recoverable in rates, in which case our results of operations and financial position could be negatively affected. In addition, market factors can affect assumptions we use in determining funding requirements with respect to our pension and postretirement plans. For example, a relatively modest change in our assumptions regarding discount rates can materially affect our calculation of funding requirements. To the extent that the discount rate used in our assumptions is reduced, our benefit obligations could be materially increased, which could adversely affect our financial position, results of operations and cash flows.
Additional Risks Related to Other Businesses
Parent company provides performance guarantees with respect to certain of the obligations of our Other businesses, including financial guarantees or deposits, which may adversely affect parent company if the guarantees are successfully enforced.
Under the terms of certain agreements under which our Other businesses, primarily MSG, provide water and wastewater services to municipalities and federal governmental entities, parent company provides guarantees of specified performance obligations, including financial guarantees or deposits. In the event these obligations are not performed, the entity holding the guarantees may seek to enforce the performance commitments against parent company or proceed against the deposit. In that event, our financial condition, results of operations, cash flows and liquidity could be adversely affected. At December 31, 2022, we had remaining performance commitments, as measured by remaining contract revenue, totaling approximately $6.9 billion related to MSG’s contracts, and this amount is likely to increase if the number of military bases served by MSG increases. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.
MSG’s operations are subject to various risks associated with doing business with the U.S. government.
MSG enters into contracts with the U.S. government for the operation and maintenance of water and wastewater systems, which contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In addition, the contract price for each of these military contracts is typically subject to either an annual economic price adjustment, or a price redetermination two years after commencement of operations and every three years thereafter. Annual economic price adjustment is an inflation index-based contract price increase mechanism. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period to reflect changes in contract obligations and market conditions. Any early contract termination or unfavorable annual economic price adjustment or price redetermination could adversely affect our financial condition, results of operations and cash flows. Moreover, entering into contracts with the U.S. government subjects us to a number of operational and compliance risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security regulations. We are subject to potential government investigations of our business practices and compliance with government procurement and security regulations, which are complex, and compliance with these regulations can be expensive and burdensome. If we were charged with wrongdoing as a result of an investigation, we could be suspended or debarred from bidding on or receiving awards of new contracts with the U.S. government or our existing contracts could be terminated, which could have a material adverse effect on our results of operations and cash flows.
General Risk Factors
New accounting standards or changes to existing accounting standards could materially impact how we report our results of operations, cash flows and financial condition.
Our Consolidated Financial Statements are prepared in accordance with GAAP. The SEC, the Financial Accounting Standards Board or other authoritative bodies or governmental entities may issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies or critical accounting estimates. These changes are beyond our control, can be difficult to predict and could materially impact how we report our results of operations, cash flows and financial condition. We could be required to apply a new or revised standard retroactively, which could also adversely affect our previously reported results of operations, cash flows and financial condition.
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
Our continued success is dependent upon our ability to attract, hire and retain highly qualified, skilled and/or diverse talent.
The success of our business is dependent upon our ability to attract, hire and retain highly qualified, skilled and/or diverse talent, including engineers, licensed operators, water quality and management professionals who have the desired experience and expertise. Similar to other organizations, the Company may have challenges implementing its human capital management and employee succession plans to attract and retain such talent based on a number of factors including, among others, market conditions, retirements and geography. If we are unable to meet these human capital resource challenges, our business, financial condition, results of operations and cash flows may be materially and adversely impacted.
Our business may be adversely affected by the intentional misconduct of our employees and contractors.
Our Code of Ethics requires employees and contractors to make decisions ethically and in compliance with applicable law and regulatory requirements, and our Code of Ethics and its underlying policies, practices and procedures. All employees are required to complete training on and review the Code of Ethics on an annual basis, and violations of the Code of Ethics could result in disciplinary actions up to, and including, termination. Despite these efforts to prevent misconduct, it is possible for employees or contractors to engage in intentional misconduct and violate laws and regulations through, among other things, theft, fraud, misappropriation, bribery, corruption and engaging in conflicts of interest or related person transactions, or otherwise committing serious breaches of our Code of Ethics and our policies, practices and procedures. Intentional misconduct by employees or contractors could result in substantial liability, higher costs, increased regulatory scrutiny and significant reputational harm, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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
The properties of the Company’s Regulated Businesses consist mainly of approximately:
•80 surface water treatment plants;
•490 groundwater treatment plants;
•175 wastewater treatment plants;
•53,500 miles of transmission, distribution and collection mains and pipes;
•1,100 groundwater wells;
•1,700 water and wastewater pumping stations;
•1,100 treated water storage facilities; and
•73 dams.
The Company has ongoing infrastructure renewal programs in all states in which its Regulated Businesses operate. These programs consist of both the rehabilitation of existing mains and equipment, and the replacement of mains and equipment that have been damaged or have reached, or are near, the end of their useful service lives. The properties within Other consist mainly of office furniture and IT equipment. Approximately 51% of all properties that the Company owns are located in New Jersey and Pennsylvania.
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
ITEM 3.    LEGAL PROCEEDINGS
Set forth below is information related to the Company’s material pending legal proceedings as of February 15, 2023, other than ordinary routine litigation incidental to the business, required to be disclosed in this Annual Report on Form 10-K. The information below should be read together with Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
Under the 2009 Order, Cal Am is required, among other things, to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. See Item 1—Business—Regulated Businesses—Water Supply and Wastewater Services and Item 1A—Risk Factors. The 2009 Order responded to claims that Cal Am had not sufficiently implemented actions to terminate its unpermitted diversions of water from the Carmel River as required by the 1995 Order issued by the SWRCB. In July 2016, at the request of Cal Am and several Monterey County government agencies, the SWRCB issued the 2016 Order approving a deadline of December 31, 2021 for Cal Am’s compliance with the 2009 Order.

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
Following issuance by the Coastal Commission in November 2022 of a coastal development permit, as described below, Cal Am continues to work constructively with all appropriate agencies to obtain the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2022, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2023 and future years may be impacted by a number of factors, including without limitation continued drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order in the future may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
Cal Am’s ability to move forward on the Water Supply Project is and has been subject to extensive administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to the incurred $50 million in associated costs plus AFUDC, subject to meeting certain criteria.
In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a CPCN and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $206 million in aggregate costs as of December 31, 2022, related to the Water Supply Project, which includes $51 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. The amended and restated water purchase agreement for the GWR Project expansion is subject to review and approval of the CPUC, and in November 2021, Cal Am filed an application with the CPUC that sought review and approval of the amended and restated water purchase agreement. Cal Am also requested rate base treatment of the additional capital investment for certain Cal Am facilities required to maximize the water supply from the expansion to the GWR Project and a related Aquifer Storage and Recovery Project, totaling approximately $81 million. This requested amount was in addition to, and consistent in regulatory treatment with, the prior $50 million of cost recovery for facilities associated with the original water purchase agreement, which was approved by the CPUC in its unanimous 2016 final decision.

On December 5, 2022, the CPUC issued a final decision that authorizes Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities.
On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022 final decision. Cal Am is requesting inclusion in the cost cap all infrastructure costs for the GWR Project expansion that were not included in the final decision. Cal Am believes that the December 5, 2022 final decision is contrary to the CPUC’s precedent and that obtaining recovery of these infrastructure costs is a key component of the GWR Project expansion and Cal Am’s ability to meet the future water supply needs of its customers in Monterey. This application remains pending.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $112 million in aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its 2016 and December 2022 final decisions. See Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion.
Coastal Development Permit Application
In 2018, Cal Am submitted a coastal development permit application (the “Marina Application”) to the City of Marina (the “City”) for those project components of the Water Supply Project located within the City’s coastal zone. Members of the City’s Planning Commission, as well as City councilpersons, have publicly expressed opposition to the Water Supply Project. In May 2019, the City issued a notice of final local action based upon the denial by the Planning Commission of the Marina Application. Thereafter, Cal Am appealed this decision to the Coastal Commission, as permitted under the City’s code and the California Coastal Act. At the same time, Cal Am submitted an application (the “Original Jurisdiction Application”) to the Coastal Commission for a coastal development permit for those project components located within the Coastal Commission’s original jurisdiction. After Coastal Commission staff issued reports recommending denial of the Original Jurisdiction Application, noting potential impacts on environmentally sensitive habitat areas and wetlands and possible disproportionate impacts to communities of concern, in September 2020, Cal Am withdrew the Original Jurisdiction Application in order to address the staff’s environmental justice concerns. The withdrawal of the Original Jurisdiction Application did not impact Cal Am’s appeal of the City’s denial of the Marina Application, which remains pending before the Coastal Commission. In November 2020, Cal Am refiled the Original Jurisdiction Application.
On October 5, 2022, Cal Am announced a phasing plan for the proposed desalination plant component of the Water Supply Project. The desalination plant and slant wells originally approved by the CPUC would produce up to 6.4 million gallons of desalinated water per day. Under the phased approach, the facilities would initially be constructed to produce up to 4.8 million gallons per day of desalinated water, enough to meet anticipated demand through about 2030, and would limit the number of slant wells initially constructed. As demand increases in the future, desalination facilities would be expanded to meet the additional demand. The phased approach seeks to meet near-term demand by allowing for additional supply as it becomes needed, while also providing an opportunity for regional future public participation and was developed by Cal Am based on feedback received from the community.
On November 18, 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. Cal Am continues to seek the remaining permits necessary to construct the Water Supply Project.
On December 29, 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency (“GSA”), and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of the MPWSP slant wells. Cal Am is named as a real party in interest. This matter remains pending.
Subject to the impact or resolution of this litigation, construction of the desalination plant is expected to begin in 2024 and the desalination plant is estimated to be in-service by the end of 2027.
Desalination Plant Development Permit
The proposed desalination plant for the Water Supply Project is to be located in an unincorporated portion of Monterey County, California, on a site owned by CEMEX, Inc. (“CEMEX”), and requires a combined development permit from Monterey County prior to commencement of construction. In April 2019, Monterey County’s Planning Commission voted to approve the permit. In July 2019, the Board of Supervisors heard appeals filed by MCWD and a public advocacy group, at which time it denied the appeals and approved the permit. In August 2019, MCWD filed a petition in Monterey County Superior Court challenging Monterey County’s approval of Cal Am’s combined development permit application and seeking injunctive relief to enjoin Monterey County and Cal Am from commencing construction of the desalination plant. In October 2019, after a hearing, the court denied, without prejudice, MCWD’s motion for a preliminary injunction, but issued a stay of Monterey County’s approval of the combined development permit, precluding commencement of physical construction of the desalination plant, but allowing Cal Am to continue to obtain permits needed for the desalination plant’s construction. In January 2021, the court issued its decision granting in part and denying in part MCWD’s petition. The court found that Monterey County did not completely comply with all of the requirements necessary to approve the combined development permit and set aside its approval so that Monterey County could come into compliance. The court denied all of MCWD’s other claims. The court also lifted its stay on physical construction at the plant site.
In May 2021, Cal Am filed a notice of appeal as to the Monterey County Superior Court’s January 2021 decision, seeking to challenge the court’s decision on Monterey County’s statement of overriding considerations. Monterey County filed a notice of appeal as to the same issue in May 2021. In June 2021, MCWD filed cross-appeals on its claims that had been denied by the court. These appeals remain pending.
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
Test Slant Well Permitting
A preliminary step to building the Water Supply Project desalination plant is the construction and operation of a test slant well to confirm the suitability of the property on which intake wells will be located to draw water from under Monterey Bay. In November 2014, the Coastal Commission approved coastal development permits for the test slant well, enabling Cal Am to construct and operate the test slant well. Effective February 28, 2018, test slant well pumping ceased, except for minimal maintenance pumping activities, in accordance with Cal Am’s coastal development permits. Because Cal Am may use the test slant well as one of the slant wells for the Water Supply Project, Cal Am sought and obtained from the Coastal Commission permit amendments to allow the test slant well to remain in place and be maintained until February 28, 2024. A required lease obtained from the California State Lands Commission, as amended, expired on December 16, 2022. Cal Am has filed an applications for extension of the State Lands Commission lease. This application remains pending.
Water Supply Project Land Acquisition and Slant Well Site Use
In July 2017, the Coastal Commission adopted a consent agreement and cease and desist order requiring sand mining operations on the property owned by CEMEX on which intake wells for the Water Supply Project will be located, to cease by the end of 2020 and the property to be sold to either a non-profit or governmental entity. The consent agreement strictly limits future use of the property but preserves Cal Am’s existing property rights and allows uses consistent with existing easements and other rights of record. A permanent easement granted by CEMEX to Cal Am was recorded in June 2018 to allow Cal Am access to the property and to construct, operate and maintain the Water Supply Project intake wells. in November 2019, the City notified CEMEX that, based on this permanent easement and Cal Am’s proposed use of the site for the intake wells, CEMEX has breached or will soon breach a prior 1996 annexation agreement (to which Cal Am was not a party). The City states that it intends to seek declaratory relief from CEMEX and Cal Am ordering that Cal Am’s extraction is limited to 500 acre-feet per year of groundwater, that Cal Am cannot export extracted water out of the basin, and that the permanent easement granted by CEMEX to Cal Am is void. CEMEX has denied the City’s claims and requested indemnification from Cal Am under the terms of the permanent easement. Cal Am and CEMEX believe that there is no valid limitation under the annexation agreement on Cal Am’s right to pump brackish groundwater and seawater at the site for desalination and use by Cal Am’s customers.
In May 2020, the City filed a lawsuit in Monterey County Superior Court, naming Cal Am and CEMEX as defendants, and MCWRA and MCWD as real parties in interest. The lawsuit, as amended, alleges a claim for breach of contract against CEMEX and seeks declaratory relief to void the permanent easement and prohibiting extraction of water by Cal Am’s slant wells at the CEMEX site in excess of 500 acre-feet per year and the export of such water outside the groundwater basin. In November 2020, Cal Am, CEMEX and MCWRA filed demurrers, which were overruled by the court at a hearing held in February 2021.
In August 2020, MCWD filed a cross-complaint in the May 2020 lawsuit against Cal Am, CEMEX and MCWRA, alleging claims for specific performance of certain provisions of the 1996 annexation agreement related to the property owned by CEMEX on which intake wells for the Water Supply Project will be located, as well as claims of water rights, nuisance and unreasonable water use, and seeking additional declaratory relief. Following various rulings on demurrers filed by Cal Am, CEMEX and MCWRA, in February 2021, the court sustained, without leave to amend, the demurrer to MCWD’s nuisance claim and overruled the remainder of the demurrers. In October 2021, the court granted a motion filed by Cal Am related to MCWD’s cross-complaint, which motion requested a referral of certain issues related to MCWD’s water rights and unreasonable use claims to the SWRCB for its expert advisory opinion. The SWRCB has scheduled hearings on the referred issues before its Administrative Hearing Officer, which took place in the fourth quarter of 2022 and are set to continue into early 2023. The Monterey County Superior Court has set a trial date of October 23, 2023, for the City’s lawsuit.
Challenges Related to Compliance with California’s Sustainable Groundwater Management Act
Under California’s Sustainable Groundwater Management Act (“SGMA”) enacted in 2015, groundwater basins designated by the state as critically overdrafted must be managed by a GSA by 2020 in accordance with an approved groundwater sustainability plan (“GSP”) designed to achieve sustainability by 2040. Under the SGMA, GSAs have broad powers to achieve sustainability including, but not limited to, regulating groundwater extraction by imposing fees on groundwater extractions and controlling groundwater extractions by regulating, limiting or suspending extractions from wells. The 400-acre CEMEX site overlies a small portion of the 180/400 Subbasin of the Salinas Valley Groundwater Basin; the 84,000-acre 180/400 Subbasin has been designated by the state as critically overdrafted, mainly due to seawater intrusion into the subbasin.
In late 2016, the Salinas Valley Basin Groundwater Sustainability Agency (the “SVBGSA”) was formed as a joint powers authority to become the GSA for the Salinas Valley Groundwater Basin and prepare a GSP. In April 2018, the City filed a notice to become the GSA for the CEMEX site, creating an overlap with the SVBGSA’s filing for the 180/400 Subbasin. In 2016, the SVBGSA commenced preparation of a GSP covering the entire 180/400 subbasin, including the CEMEX site, but in August 2019 the City filed a notice that it intends to prepare its own GSP for the CEMEX site with the intent to severely limit or prohibit groundwater pumping at that site. The State Department of Water Resources (“SDWR”) has taken the position that until the overlap is resolved, it will not accept the GSP from either agency, placing the subbasin at risk of being placed in a probationary status and subject to state management. In December 2019, the County of Monterey filed its own notice to become the exclusive GSA at the CEMEX site in order to resolve the overlap, which is permitted under SGMA. SDWR accepted Monterey County’s filing in December 2019, and now lists Monterey County as the exclusive GSA for the site.
In December 2019, the City filed a lawsuit in Monterey County Superior Court challenging Monterey County’s filing, and SDWR’s acceptance of the filing, as the exclusive GSA for the CEMEX site. The City has named Monterey County and its Board of Supervisors, its GSA, and SDWR and its director as defendants, and the SVBGSA and its Board of Directors as real parties. The City seeks to invalidate Monterey County’s filing, as well as injunctive relief to preserve the City’s status as a GSA for the site. To protect its interest in the matter, Cal Am filed an application to intervene in this lawsuit, which was granted. Monterey County filed cross-claims against the City and SDWR. After a hearing, in August 2021, the court denied the claims brought by the City and granted Monterey County’s cross-claims, finding that the City’s GSA notice was untimely, the Monterey County GSA was the exclusive GSA for the CEMEX site, and the SVBGSA’s GSP was properly adopted for the entire 180/400 subbasin, including the CEMEX site. In November 2021, the City appealed this decision, and in December 2021, Monterey County appealed the court’s decision as to the finding that the City’s action creating a GSA was not void.
In September 2020, Cal Am filed a separate but related complaint in Monterey County Superior Court challenging the validity of actions taken by the City and its GSA in adopting a groundwater sustainability plan for the CEMEX site, and the validity of the provisions of such plan. Due to the overlap of issues in the City’s lawsuit with those in the validation action, the parties stipulated to a stay of the validation action pending determination of the claims in the City’s action, which was approved by the court in December 2020.
In February 2021, the City filed a separate but related in rem reverse validation complaint challenging the adoption by Monterey County of a GSP for the CEMEX site. This complaint remains pending. Currently, both validation actions remain stayed during the pendency of the City’s appeals.
Proposed Acquisition of Monterey System Assets — Local Area Formation Commission Litigation
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
In February 2021, the MPWMD filed an application with LAFCO seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. In December 2021, LAFCO’s commissioners denied the MPWMD’s application to become a retail water provider, determining that the MPWMD does not have the authority to operate the Monterey system assets, a result that precludes the MPWMD from proceeding with a condemnation thereof. On April 1, 2022, the MPWMD filed a lawsuit against LAFCO challenging its denial. On June 17, 2022, the court granted, with conditions, a motion by Cal Am to intervene in the MPWMD’s lawsuit against LAFCO. On December 13, 2022, the court sustained in part, and denied in part, demurrers that had been filed by LAFCO seeking to dismiss the MPWMD’s lawsuit. This matter remains pending.
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
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of the West Relay pumping station located in the City of Dunbar, West Virginia and owned by West Virginia-American Water Company, the Company’s West Virginia subsidiary (“WVAWC”). The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking but the water main was usable until June 29, 2015, to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was being completed safely on June 30, 2015. Water service was fully restored on July 1, 2015, to all customers affected by this event.
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. In January 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. On July 5, 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. On August 26, 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 5, 2022 order. The Writ Petition has been supported by an amicus brief filed by certain water and utility industry trade groups. On February 9, 2023, the Supreme Court of Appeals accepted the Writ Petition by issuing a Rule to Show Cause and scheduling oral argument for April 26, 2023.
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

On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and Service Company (collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. On January 12, 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. On February 9, 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law.
TAWC and the Company believe that TAWC has meritorious defenses to the claims raised in this class action complaint, and TAWC is vigorously defending itself against these allegations.
Other Matters
In April 2021, American Water Resources, LLC (“AWR”), which, prior to the December 9, 2021 sale of the Company’s former HOS business was one of the indirect, wholly owned subsidiaries comprising that business, received a grand jury subpoena in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York (the “EDNY”). The subpoena seeks documents regarding AWR’s operations and its contractor network in the New York City metropolitan area. On September 9, 2022, a former employee of AWR pled guilty in U.S. District Court to two felony counts in connection with the matters being investigated by the EDNY. The Company has been fully cooperating with the EDNY investigation and continues to do so, and continues to believe that the investigation is not focused on the Company.
In connection with the sale of the HOS operations (including all of the Company’s equity interests in AWR), in December 2021, the Company and AWR entered into an agreement with the buyer of the HOS operations, which facilitates a common defense for, and the sharing of information concerning, the EDNY investigation and any legal or regulatory inquiries or proceedings related to or resulting from it or the subject matter in the subpoena (collectively, the “Covered Matters”). The Company, on behalf of AWR, is required to defend any Covered Matter, using commercially reasonable efforts to resolve it on a reasonably expedient basis. Further, the Company is required to consult with the buyer in specified circumstances and obtain its prior written consent (which consent may not be unreasonably withheld, conditioned or delayed) before entering into any resolution of any Covered Matter that imposes non-monetary provisions or undertakings or any other terms for which there will be no indemnification under this agreement. In addition, until March 9, 2025, the Company is required to indemnify the buyer for any monetary losses or out-of-pocket damages (as described in the agreement) incurred by the buyer or certain of the HOS subsidiaries to the extent directly arising in connection with, or directly resulting from, any Covered Matter.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since April 23, 2008, the Company’s common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “AWK.” As of January 31, 2023, there were 181,858,619 shares of common stock outstanding held by approximately 2,234 record holders. Holders of the Company’s common stock are entitled to receive dividends when they are declared by its Board of Directors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding the Company’s dividends.
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
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through December 31, 2022, the Company repurchased an aggregate of 4,860,000 shares of its common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program. There were no repurchases of common stock in 2022.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” Item 1A—Risk Factors and elsewhere in this Form 10-K. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings. For a discussion and analysis of the Company’s financial statements for fiscal 2021 compared to fiscal 2020, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company employs approximately 6,500 professionals who provide drinking water, wastewater and other related services to over 14 million people in 24 states. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company’s utilities operate in approximately 1,600 communities in 14 states in the United States, with 3.4 million active customers with services provided by its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by PUCs. The Company also operates other businesses not subject to economic regulation by state PUCs that provide water and wastewater services to the U.S. government on military installations, as well as municipalities, collectively presented throughout this Form 10-K within “Other.” See Item 1—Business for additional information.
Selected Financial Data
This selected financial data below should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes in this Annual Report on Form 10-K as well as the remainder of this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Years Ended December 31,
(In millions, except per share data)	2022	2021	2020	2019	2018
Statement of Operations data:
Operating revenues	$3,792	$3,930	$3,777	$3,610	$3,440
Net income attributable to common shareholders	820	1,263	709	621	567
Net income attributable to common shareholders per basic common share	4.51	6.96	3.91	3.44	3.16
Net income attributable to common shareholders per diluted common share	4.51	6.95	3.91	3.43	3.15
Balance Sheet data:
Total assets	$27,787	$26,075	$24,766	$22,682	$21,223
Long-term debt and redeemable preferred stock at redemption value	10,929	10,344	9,333	8,644	7,576
Other data:
Cash dividends declared per common share	$2.62	$2.41	$2.20	$2.00	$1.82
Net cash provided by operating activities	1,108	1,441	1,426	1,383	1,386
Net cash used in investing activities	(2,127)	(1,536)	(2,061)	(1,945)	(2,036)
Net cash provided by (used in) financing activities	1,000	(345)	1,120	494	726
Capital expenditures included in net cash used in investing activities	(2,297)	(1,764)	(1,822)	(1,654)	(1,586)

Financial Results
For the years ended December 31, 2022, 2021 and 2020, diluted earnings per share (GAAP) were $4.51, $6.95 and $3.91, respectively. The 2021 financial results included a pre-tax gain of $748 million relating to the sale of HOS and a $45 million pre-tax contribution to the American Water Charitable Foundation, a consolidated net impact of $2.70 diluted earnings per share. After excluding the gain related to the sale of HOS and charitable contribution in 2021, diluted earnings per share increased $0.26 in 2022 as compared to 2021. This increase was primarily driven by continued growth in the Regulated Businesses from infrastructure investment and acquisitions, as well as organic growth, offset somewhat by impacts from inflationary pressures on production costs and higher interest costs along with higher depreciation expenses from the growth of the business. Results for 2022 also reflect the favorable impact of weather, estimated at $0.06 per share, primarily due to hot and dry weather in the third quarter of 2022 as compared to a $0.02 per share favorable impact in 2021. Also, included in the results for 2022 are $0.24 per share from interest income earned on the seller note and income earned on revenue share agreements, which compares to HOS operating results for 2021 of $0.31 per share. Lastly, the operating results for the Company’s New York subsidiary, which was sold on January 1, 2022, were $0.12 per share in 2021. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. In 2022, the Company invested $2.6 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses Growth and Optimization
•$2.3 billion capital investment in the Regulated Businesses, the substantial majority for infrastructure improvements and replacements; and
•$315 million to fund acquisitions in the Regulated Businesses, which added approximately 70,000 customers during 2022, in addition to approximately 18,500 customers added through organic growth during 2022. This includes the Company’s Pennsylvania subsidiary’s acquisition of the wastewater system assets from the York City Sewer Authority and the City of York on May 27, 2022, for a cash purchase price of $235 million, $20 million of which was funded as a deposit to the seller in April 2021 in connection with the execution of the acquisition agreement.
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
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in early 2023.
As of December 31, 2022, the Company has entered into agreements for 21 pending acquisitions in the Regulated Businesses, including the two agreements discussed above, to add approximately 32,400 additional customers.
Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised the Company’s HOS to a wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion, resulting in pre-tax gain of $748 million during the fourth quarter of 2021. The consideration was comprised of $480 million in cash, a seller promissory note issued by the Buyer in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. See Note 18—Fair Value of Financial Information for additional information relating to the seller promissory note and contingent cash payment. For the year ended December 31, 2022, the Company recorded post-close adjustments, primarily related to working capital, of pre-tax income of $20 million, which is included in Gain on sale of businesses on the Consolidated Statements of Operations.
The seller note has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $50 million of interest income during the year ended December 31, 2022, from the seller note.

The Company and the Buyer also entered into revenue share agreements, pursuant to which the Company is to receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the closing. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods. The Company recognized $9 million of income during the year ended December 31, 2022, from the revenue share agreements, which is included in Other, net on the Consolidated Statements of Operations. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
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
Sale of Michigan American Water Company
On February 4, 2022, the Company completed the sale of its operations in Michigan for $6 million in cash.
Future Growth
The Company expects to invest between $14 billion to $15 billion over the next five years, and between $30 billion to $34 billion over the next 10 years, including $2.9 billion in 2023. The Company’s expected future investments include:
•capital investment for infrastructure improvements in the Regulated Businesses between $12.5 billion to $13 billion over the next five years, and between $27 billion to $30 billion over the next 10 years, including $2.5 billion expected in 2023; and
•growth from acquisitions in the Regulated Businesses to expand the Company’s water and wastewater customer base of between $1.5 billion to $2 billion over the next five years, and between $3 billion to $4 billion over the next 10 years, including $400 million expected in 2023.
Presented in the following chart is the estimated allocation of the Company’s expected capital investment for infrastructure improvements in its Regulated Businesses over the next five years, by purpose:

2023 - 2027 Regulated Businesses' Expected Capital Expenditures of between $12.5 billion and $13 billion by Purpose
Other: 3-5%
System Expansion: 4-6%
Operational Efficiency, Technology & Innovation: 5-7%
Water Quality: 5-7%
Resiliency: 10-12%
Infrastructure Renewal: 68-70%

Other Matters
Military Services Group
On June 30, 2022, MSG was awarded a contract for the ownership, operation, maintenance and replacement of the wastewater utility system assets at Naval Station Mayport in Jacksonville, Florida. The contract was effective July 1, 2022, and its total revenue is approximately $341 million over a 50-year period, subject to an annual economic price adjustment. The performance start date for operation is scheduled for March 1, 2023. MSG operates and maintains water and/or wastewater systems and related capital programs as part of the U.S. government’s Utilities Privatization Program. This contract represents the 18th installation in MSG’s footprint and the first contract with respect to a U.S. Navy installation.
Permanganate Supply Disruption
In January 2023, a fire occurred at a plant owned by the sole supplier of permanganate in the Western Hemisphere, which has severely limited the U.S. supply of potassium and sodium permanganate, two chemicals used by water utilities to treat water. The Company is seeking to utilize alternative methods of treatment and to manage its existing supplies of permanganate, but any inability to source sufficient quantities of these chemicals or utilize alternative chemicals may have a material adverse effect on the Company’s ability to comply with applicable environmental and regulatory requirements.
Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio was 33.7% for the year ended December 31, 2022, compared to 34.1% for the year ended December 31, 2021. The ratio reflects an increase in operating revenues for the Regulated Businesses, after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below, as well as the continued focus on operating costs.
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

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Years Ended December 31,
(Dollars in millions)	2022	2021	2020
Total operation and maintenance expenses	$1,589	$1,777	$1,622
Less:
Operation and maintenance expenses—Other	244	452	364
Total operation and maintenance expenses—Regulated Businesses	1,345	1,325	1,258
Less:
Regulated purchased water expenses	154	153	149
Allocation of non-operation and maintenance expenses	31	34	41
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,160	$1,138	$1,068

Total operating revenues	$3,792	$3,930	$3,777
Less:
Operating revenues—Other	287	546	522
Total operating revenues—Regulated Businesses	3,505	3,384	3,255
Less:
Regulated purchased water revenues (a)	154	153	149
Revenue reductions from the amortization of EADIT	(89)	(104)	(7)
Adjusted operating revenues—Regulated Businesses (ii)	$3,440	$3,335	$3,113

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	33.7%	34.1%	34.3%
(a)    The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of EADIT that are generally offset in income tax expense, assuming a constant water sales volume and customer count, resulting from general rate case authorizations that became effective during 2022:

(In millions)	Effective Date	Amount
General rate cases by state:
New Jersey	September 1, 2022	$46
Hawaii	July 1, 2022	2
West Virginia	February 25, 2022	13
California, Step Increase	January 1, 2022	9
Pennsylvania, Step Increase	January 1, 2022	20
Total general rate case authorizations		$90
Presented in the table below are annualized incremental revenues, including reductions for the amortization of EADIT that are generally offset in income tax expense, assuming a constant water sales volume and customer count, resulting from general rate case authorizations that became effective on or after January 1, 2023:

(In millions)	Effective Date	Amount
General rate cases by state:
Pennsylvania	January 28, 2023	$138
Illinois	January 1, 2023	67
California, Step Increase	January 1, 2023	13
Total general rate case authorizations		$218
On December 15, 2022, the Illinois Commerce Commission issued an order approving the adjustment of base rates requested in a rate case filed on February 10, 2022, by the Company’s Illinois subsidiary. As updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, the request sought $83 million in additional annualized revenues excluding previously recovered infrastructure surcharges. The general rate case order approved a $67 million annualized increase in water and wastewater system revenues excluding previously recovered infrastructure surcharges, effective January 1, 2023, based on an authorized return on equity of 9.8%, authorized rate base of $1.64 billion, a common equity ratio of 49.0% and a debt ratio of 51.0%. The annualized revenue increase is being driven primarily by significant water and wastewater system capital investments since the Illinois subsidiary’s 2017 rate case order that have been completed or are planned through December 31, 2023, expected higher pension and other postretirement benefit costs, and increases in production costs, including chemicals, fuel and power costs.
On December 8, 2022, the Pennsylvania Public Utility Commission issued an order approving the joint settlement of the rate case filed on April 29, 2022, by the Company’s Pennsylvania subsidiary. The general rate case order approved a $138 million annualized increase in water and wastewater revenues and authorizes implementation of the new water and wastewater rates effective January 28, 2023. The rate case proceeding was resolved through a “black box” settlement agreement and did not specify an approved return on equity (“ROE”). The annualized revenue increase is driven primarily by significant incremental capital investments since the Pennsylvania subsidiary’s 2021 rate case order that will be completed through December 31, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order also includes recovery of the Company’s Pennsylvania subsidiary’s COVID-19 deferral balance.
On August 17, 2022, the Company’s New Jersey subsidiary was authorized additional annual revenues of $46 million in its general rate case, effective September 1, 2022, based on an authorized return on equity of 9.6%, authorized rate base of $4.15 billion, a common equity ratio of 54.6% and a long-term debt ratio of 45.4%. The request incorporated updated estimates of production costs, including chemicals, fuel and power costs. Beginning January 1, 2023, the Company’s New Jersey subsidiary will defer as a regulatory asset or liability, as appropriate, the difference between its pension expense and other postretirement benefits expense and those amounts included in base rates. The deferral period for this regulatory asset or liability will be two years or, if earlier, will end at the conclusion of the Company’s New Jersey subsidiary’s next general rate case. The Company’s New Jersey subsidiary also withdrew its request, without prejudice, to recover its existing authorized COVID-19-related regulatory asset in the general rate case and will seek recovery in a separate proceeding within the process established in the New Jersey Board of Public Utilities’ (the “NJBPU”) generic COVID-19-related proceeding.

On February 24, 2022, WVAWC was authorized additional annual revenues of $13 million in its general rate case, effective February 25, 2022, based on an authorized return on equity of 9.8%, authorized rate base of $734 million and a common equity ratio of 47.9%. Staff of the Public Service Commission of West Virginia moved for reconsideration of the final order on several grounds. WVAWC filed its response to the Staff's Petition for Reconsideration on March 28, 2022, in support of the authorized revenue requirement. On October 21, 2022, the Public Service Commission of West Virginia denied the motion for reconsideration.
Pending General Rate Case Filings
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, with all increases compared against 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised requested additional annualized revenues for the test year 2024 is now $37 million, compared against 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million.
On July 1, 2022, the Company’s Missouri subsidiary filed a general rate case requesting $105 million in additional annualized revenues.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $14 million in additional annualized revenues. Interim rates were effective on May 1, 2022, and the difference between interim and final approved rates is subject to refund. On September 26, 2022, a settlement agreement, supported by all parties except one, was filed with the Virginia State Corporation Commission for a $11 million annual revenue increase. Public hearings were held on September 27 and 28, 2022. A final decision on this matter is expected in the first quarter of 2023.
The Company’s California subsidiary submitted its application on May 3, 2021, to set its cost of capital for 2022 through 2024. According to the CPUC’s procedural schedule, a decision setting the authorized cost of capital is expected to be issued in the first quarter of 2023.
Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2022:

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	(a)	$11
Pennsylvania	(b)	19
Missouri	(c)	30
Tennessee	August 8, 2022	3
Kentucky	July 1, 2022	3
Indiana	March 21, 2022	8
West Virginia	March 1, 2022	3
Illinois	January 1, 2022	6
Total infrastructure surcharge authorizations		$83
(a)In 2022, $1 million was effective December 30 and $10 million was effective June 27.
(b)In 2022, $8 million was effective on October 1, $9 million was effective July 1 and $2 million was effective April 1.
(c)In 2022, $18 million was effective August 11 and $12 million was effective February 1.

Presented in the table below are annualized incremental revenues, assuming a constant water sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective on or after January 1, 2023:

(In millions)	Effective Date	Amount
Infrastructure surcharge filings by state:
Missouri	January 16, 2023	$15
West Virginia	January 1, 2023	7
Pennsylvania	January 1, 2023	3
Total infrastructure surcharge filings		$25
Pending Infrastructure Surcharge Filings
On January 20, 2023, the Company’s Indiana subsidiary filed an infrastructure surcharge proceeding requesting $21 million in additional annualized revenue
On November 18, 2022, the Company’s Indiana subsidiary filed an infrastructure surcharge proceeding requesting $7 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the Company’s California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which would be effective 2024 through 2026.
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

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Operating revenues	$3,792	$3,930	$3,777
Operating expenses:
Operation and maintenance	1,589	1,777	1,622
Depreciation and amortization	649	636	604
General taxes	281	321	303
Total operating expenses, net	2,519	2,734	2,529
Operating income	1,273	1,196	1,248
Other income (expense):
Interest expense	(433)	(403)	(397)
Interest income	52	4	2
Non-operating benefit costs, net	77	78	49
Gain on sale of businesses	19	747	—
Other, net	20	18	22
Total other income (expense)	(265)	444	(324)
Income before income taxes	1,008	1,640	924
Provision for income taxes	188	377	215
Net income attributable to common shareholders	$820	$1,263	$709
Segment Results of Operations
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its business primarily through one reportable segment, the Regulated Businesses segment. Other primarily includes MSG, which does not meet the criteria of a reportable segment in accordance with GAAP. Other also includes corporate costs that are not allocated to the Regulated Businesses segment, interest income related to the seller promissory note and income from the revenue share agreement from the sale of HOS, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. This presentation is consistent with how management assesses the results of these businesses. For a discussion and analysis of the Company’s financial statements for fiscal 2021 compared to fiscal 2020, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 16, 2022.
As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and shown as Other. Segment results for the year ended December 31, 2021, have been adjusted retrospectively to reflect this change.

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Operating revenues	$3,505	$3,384	$3,255
Operation and maintenance	1,345	1,325	1,258
Depreciation and amortization	633	601	562
General taxes	264	301	285
Other operating expenses	—	1	(3)
Other income (expense)	(220)	(195)	(221)
Income before income taxes	1,042	962	932
Provision for income taxes	188	172	217
Net income attributable to common shareholders	$854	$789	$715
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Water services:
Residential	$1,941	$1,935	$1,895
Commercial	710	676	627
Fire service	147	151	147
Industrial	153	141	133
Public and other	267	239	226
Total water services	3,218	3,142	3,028
Wastewater services:
Residential	174	151	134
Commercial	45	37	34
Industrial	4	4	3
Public and other	19	16	14
Total wastewater services	242	208	185
Other (a)	45	34	42
Total operating revenues	$3,505	$3,384	$3,255
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Years Ended December 31,
	2022	2021	2020
(Gallons in millions)
Billed water services volumes:
Residential	162,105	173,644	178,753
Commercial	77,627	77,476	75,875
Industrial	37,265	35,738	34,875
Fire service, public and other	51,966	51,957	49,031
Total billed water services volumes	328,963	338,815	338,534
Included in operating revenues for 2021, was $127 million related to the Company’s New York operations. Excluding the Company’s New York operations, for 2022, operating revenues increased $248 million, primarily due to: (i) a $180 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) a $36 million increase from water and wastewater acquisitions, as well as organic growth in existing systems; (iii) a $17 million net increase as a result of reduced amortization of EADIT, primarily in the Company’s New Jersey subsidiary; and (iv) a $13 million estimated net increase primarily due to warmer and drier than normal weather in the third quarter of 2022 in the Company’s New Jersey and Missouri service territories, which was partially offset by warmer and drier than normal weather in the second quarter of 2021 in the Northeast.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Employee-related costs	$505	$522	$495
Production costs	387	353	335
Operating supplies and services	242	245	242
Maintenance materials and supplies	96	93	84
Customer billing and accounting	59	66	58
Other	56	46	44
Total	$1,345	$1,325	$1,258
Employee-Related Costs

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Salaries and wages	$395	$402	$382
Group insurance	59	66	65
Pensions	21	25	20
Other benefits	30	29	28
Total	$505	$522	$495
Included in employee-related costs for 2021, was $16 million related to the Company’s New York operations. After excluding the Company’s New York operations, for 2022, employee-related costs remained consistent compared to 2021. In 2022, the Regulated Businesses experienced an increase in salaries and wages due to merit increases and higher headcount to support growth, which was offset by higher capitalized labor and overhead rates, as well as lower pension service costs.

Production Costs

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Purchased water	$154	$153	$149
Fuel and power	104	97	88
Chemicals	78	59	57
Waste disposal	51	44	41
Total	$387	$353	$335
Included in production costs for 2021, was $8 million related to the Company’s New York operations. Excluding the Company’s New York operations, for 2022, production costs increased $42 million, primarily due to inflationary pressures which resulted in increased fuel, power and chemical costs.
Customer Billing and Accounting
In 2022, as compared to 2021, customer billing and accounting decreased $7 million primarily due to the sale of the Company’s New York operations and lower uncollectible customer accounts expense.
Other
In 2022, as compared to 2021, other increased $10 million primarily due to increase to the insurance other than group reserve which had an unfavorable claims experience compared to prior year.
Depreciation and Amortization
In 2022, as compared to 2021, depreciation and amortization increased $32 million primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
In 2022, as compared to 2021, general taxes decreased $37 million, primarily related to the sale of the Company’s New York operations.
Other Income (Expense)
In 2022, as compared to 2021, other expenses increased $25 million primarily due to higher interest expense as a result of an $800 million long-term debt issuance in May 2022 and higher interest rates on short-term debt due to macroeconomic market conditions.
Provision for Income Taxes
In 2022, as compared to 2021, the Regulated Businesses’ provision for income taxes increased $16 million. The Regulated Businesses’ effective income tax rate was 18.0% and 17.9% for the years ended December 31, 2022 and 2021, respectively. The increase was primarily due to the decrease in the amortization of EADIT due to the completion of stub period amortization, pursuant to regulatory orders. The amortization of EADIT is generally offset with reductions in revenue.

Other
Presented in the table below is information for Other:

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Operating revenues	$287	$546	$522
Operation and maintenance	244	452	364
Depreciation and amortization	16	35	42
Gain on sale of businesses	19	748	3
Income before income taxes	(34)	678	(8)
Provision for income taxes	—	205	(2)
Net (loss) income attributable to common shareholders	$(34)	$474	$(6)
Operating Revenues
In 2022, operating revenues decreased $259 million primarily due to the sale of HOS, which had operating revenues of $293 million in 2021. Excluding the Company’s HOS operations, for 2022, operating revenues increased $34 million, largely driven by an increase in capital and O&M projects in MSG, primarily at Joint Base Lewis-McChord and the United States Military Academy at West Point, New York.
Operation and Maintenance
Presented in the table below is information regarding the main components of Other’s operating and maintenance expense:

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Operating supplies and services	$120	$191	$118
Maintenance materials and supplies	35	123	114
Employee-related costs	73	109	111
Production costs	10	7	6
Other	6	22	15
Total	$244	$452	$364
Operating Supplies and Services
Included in operating supplies and services for 2021, was $39 million related to the Company’s HOS operations and a $45 million pre-tax contribution to the AWCF. Excluding the Company’s HOS operations and AWCF contribution, for 2022, operating supplies and services increased $13 million, primarily driven by costs associated with increased capital and O&M projects in MSG, as discussed above.
Maintenance Materials and Supplies
Included in maintenance materials and supplies for 2021, was $96 million related to the Company’s HOS operations. Excluding the Company’s HOS operations, for 2022, operating supplies and services increased $8 million, primarily due to an increase in CSG costs related to contract with the City of Camden, New Jersey.
Employee-Related Costs
In 2022, as compared to 2021, employee-related costs decreased $36 million primarily due to the sale of HOS.
Depreciation and Amortization
In 2022, as compared to 2021, depreciation and amortization decreased $19 million primarily due to the sale of HOS.

Gain on Sale of Businesses
During the fourth quarter of 2021, the Company recognized a pre-tax gain of $748 million relating to the sale of HOS. In 2022, the Company recorded post-closing adjustments, primarily related to working capital, of pre-tax income of $20 million, which increased the total gain related to the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Provision for Income Taxes
In 2022, as compared to 2021, provision for income taxes decreased $205 million primarily due to the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Tax Matters
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”). The IRA contains a Corporate Alternative Minimum Tax (“CAMT”) provision, effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1 billion. An applicable corporation must make several adjustments to AFSI when determining CAMT under the new law. Initial guidance regarding the application of the CAMT was issued on December 27, 2022, and additional guidance is forthcoming. The Company is continuing to assess the impact of the initial guidance and will continue to monitor as additional guidance is released.
On July 8, 2022, Pennsylvania Governor Tom Wolf signed into law Act 53 of 2022, which reduces the Pennsylvania State Income Tax Rate in yearly increments starting January 1, 2023, with an initial rate of 8.99% and ending effective January 1, 2031, with a rate of 4.99%. Under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. As such, the Company’s accumulated deferred income tax (“ADIT”) balances for its Pennsylvania subsidiary were remeasured during the quarter ended September 30, 2022, to estimate the impacts of the recently enacted tax rate. The remeasurement reduced the ADIT liability by $159 million as of December 31, 2022 and created a corresponding regulatory liability since the EADIT is expected to be returned to customers in a future rate case. However, since the rate is declining in yearly increments, the total EADIT will be subject to change.
On September 27, 2022, Iowa’s Department of Revenue announced a reduction in the state’s top corporate rate from 9.8% to 8.4% effective January 1, 2023. As such, the Company’s ADIT balances for its Iowa subsidiary were remeasured during the quarter ended September 30, 2022, to estimate the impacts of the recently enacted tax rate. The remeasurement reduced the ADIT liability by $2 million as of December 31, 2022 and created a corresponding regulatory liability since the EADIT is expected to be returned to customers in a future rate case.
Federal Net Operating Loss
The Company had no federal NOL carryover balance as of December 31, 2021.
Legislative Updates
During 2022, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of February 15, 2023:
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
•California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022 and became effective on January 1, 2023.
Liquidity and Capital Resources
The Company uses its capital resources, including cash, primarily to (i) fund operating and capital requirements, (ii) pay interest and meet debt maturities, (iii) pay dividends, (iv) fund acquisitions, (v) fund pension and postretirement benefit obligations, and (vi) to pay federal income taxes. The Company invests a significant amount of cash on regulated capital projects where it expects to earn a long-term return on investment. Additionally, the Company operates in rate regulated environments in which the amount of new investment recovery may be limited, and where such recovery generally takes place over an extended period of time, and certain capital recovery is also subject to regulatory lag. See Item 1—Business—Regulated Businesses—Regulation and Rate Making for additional information. The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity in addition to the remaining proceeds from the sale of HOS. The remaining proceeds from the sale of HOS include receipt of a seller promissory note, plus interest, and a contingent cash payment payable upon satisfaction of certain conditions on or before December 31, 2023. If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
The Company regularly evaluates and monitors its cash requirements for capital investments, acquisitions, operations, commitments, debt maturities, interest and dividends. The Company’s business is capital intensive, with a majority of this capital funded by cash flows from operations. The Company also obtains funds from external sources, primarily in the debt markets and through short-term commercial paper borrowings, and may also access the equity capital markets as needed or desired to support capital funding requirements. In order to meet short-term liquidity needs, American Water Capital Corp. (“AWCC”), the wholly owned finance subsidiary of parent company, issues commercial paper that is supported by its revolving credit facility. The Company’s access to external financing on reasonable terms may depend on, as appropriate, any or all of the following: current business conditions, including that of the utility and water utility industry in general; conditions in the debt or equity capital markets; the Company’s credit ratings; and conditions in the national and international economic and geopolitical arenas. Disruptions in the credit markets may discourage lenders from extending the terms of such commitments or agreeing to new commitments. Market disruptions may also limit the Company’s ability to issue debt and equity securities in the capital markets.

If these unfavorable business, market, financial and other conditions deteriorate to the extent that the Company is no longer able to access the commercial paper and/or capital markets on reasonable terms, AWCC has access to an unsecured revolving credit facility. AWCC’s revolving credit facility is used principally to support its commercial paper program, to provide additional liquidity support, and to provide a sublimit for the issuance of up to $150 million in letters of credit. On October 26, 2022, AWCC and certain lenders amended and restated the credit agreement with respect to the revolving credit facility to, among other things, increase the maximum commitments under the facility from $2.25 billion to $2.75 billion and to extend the expiration date of the facility from March 2025 to October 2027. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods. Also, effective October 26, 2022, the maximum aggregate principal amount of short-term borrowings authorized under AWCC’s commercial paper program was increased from $2.10 billion to $2.60 billion. As of December 31, 2022, AWCC had no outstanding borrowings and $78 million of outstanding letters of credit under its revolving credit facility, with $1.50 billion available to fulfill its short-term liquidity needs and to issue letters of credit.
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
Operating cash flows can be negatively affected by changes in the Company’s rate regulated environments, changes in the economy, interest rates, the timing of tax payments, and the Company’s customers’ ability to pay for service in a timely manner, among other items. The Company can provide no assurance that its customers’ historical payment pattern will continue in the future. The Company’s current liabilities may exceed current assets mainly from debt maturities due within one year and the use of short-term debt as a funding source, primarily to meet scheduled maturities of long-term debt, fund acquisitions and construction projects, as well as cash needs, which can fluctuate significantly due to the seasonality of the business and other factors. The Company addresses cash timing differences primarily through its short-term liquidity funding mechanisms.
Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Net income	$820	$1,263	$709
Add (less):
Depreciation and amortization	649	636	604
Deferred income taxes and amortization of investment tax credits (c)	80	230	207
Other non-cash activities (a)	(16)	(27)	—
Changes in working capital (b)	(355)	126	(55)
Pension and non-pension postretirement benefit contributions	(51)	(40)	(39)
(Gain) or loss on sale of businesses	(19)	(747)	—
Net cash provided by operating activities	$1,108	$1,441	$1,426
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, income tax receivable, accounts payable and accrued liabilities, accrued taxes and other current assets and liabilities, net.
(c)The decrease in the 2022 deferred tax activity is primarily due to the settlement of the deferred tax liability related to New York American Water, sold in January 2022.

In 2022, cash flows provided by operating activities decreased $333 million. The changes were driven by $338 million of estimated tax payments primarily for taxable gains on the sales of the Company’s HOS business and its New York regulated operations, as well as the contribution of $45 million to the American Water Charitable Foundation. Partially offsetting these changes was a decrease due to the gain recognized from the sale of HOS in 2021.
The Company expects to make pension contributions to the plan trusts of $39 million in 2023. Actual amounts contributed could change materially from this estimate as a result of changes in assumptions and actual investment returns, among other factors.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Capital expenditures	$(2,297)	$(1,764)	$(1,822)
Acquisitions, net of cash acquired	(315)	(135)	(135)
Proceeds from sale of assets, net of cash on hand	608	472	2
Removal costs from property, plant and equipment retirements, net	(123)	(109)	(106)
Net cash used in investing activities	$(2,127)	$(1,536)	$(2,061)
In 2022, cash flows used in investing activities increased $591 million primarily due to increased payments for capital expenditures and acquisitions partially offset by proceeds of $608 million received from the sale of the Company’s New York operations. The Company continues to invest across all infrastructure categories, mainly replacement and renewal of transmission and distribution and services, meter and fire hydrants infrastructure in the Company’s Regulated Businesses, as discussed below.
The Company’s infrastructure investment plan consists of both infrastructure renewal programs, where the Company replaces mains, services, meters, hydrants and valves, as needed, and major capital investment projects, where the Company constructs new water and wastewater treatment and delivery facilities to meet new customer growth and water quality regulations. The Company’s projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.
Presented in the table below is a summary of the Company’s capital expenditures by category:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Transmission and distribution	$901	$749	$704
Treatment and pumping	190	197	306
Services, meter and fire hydrants	546	366	333
General structure and equipment	380	251	299
Sources of supply	95	64	54
Wastewater	185	137	126
Total capital expenditures	$2,297	$1,764	$1,822
In 2022, the Company’s capital expenditures increased $533 million due to an increase across most infrastructure categories.
The Company also grows its business primarily through acquisitions of water and wastewater systems. These acquisitions are generally located in geographic proximity to the Company’s existing Regulated Businesses and support continued geographical diversification and growth of its operations. Generally, acquisitions are funded initially with short-term debt, and later refinanced with long-term financing. During 2022, the Company paid $315 million for the acquisition of 26 water and wastewater systems, representing in the aggregate approximately 70,000 customers.
As previously noted, over the next five years the Company expects to invest between $14 billion to $15 billion, with $12.5 billion to $13 billion for infrastructure improvements in the Regulated Businesses, and the Company expects to invest between $30 billion to $34 billion over the next 10 years. In 2023, the Company expects to invest $2.9 billion, consisting of $2.5 billion for infrastructure improvements and $400 million for acquisitions in the Regulated Businesses.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Years Ended December 31,
	2022	2021	2020
(In millions)
Proceeds from long-term debt	$822	$1,118	$1,334
Repayments of long-term debt	(15)	(372)	(342)
(Repayments of) proceeds from term loan	—	(500)	500
Net short-term borrowings (repayments) with maturities less than three months	591	(198)	(5)
Dividends paid	(467)	(428)	(389)
Other financing activities, net (a)	69	35	22
Net cash provided by (used in) financing activities	$1,000	$(345)	$1,120
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, advances and contributions in aid of construction, net of refunds, and debt issuance costs and make-whole premiums on early debt redemption.
In 2022, cash flows provided by financing activities increased $1,345 million, primarily due to an increase in commercial paper borrowings, the repayment in full at maturity of the $500 million term loan in 2021 and repayments of long-term debt due to the prepayment of $327 million in aggregate principal amount of AWCC’s outstanding senior notes in 2021, with no comparable repayments in 2022. These changes were partially offset by lower proceeds from long-term debt.
The Company’s financing activities are primarily focused on funding regulated infrastructure expenditures, regulated acquisitions and payment of dividends. These activities included the issuance of long-term and short-term debt, primarily through AWCC. Based on the needs of the Regulated Businesses and the Company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provide those borrowings to the Regulated Businesses and parent company. The Regulated Businesses and parent company are obligated to pay their portion of the respective principal and interest to AWCC, in the amount necessary to enable AWCC to meet its debt service obligations. Parent company’s borrowings are not a source of capital for the Regulated Businesses, therefore, parent company is not able to recover the interest charges on its debt through regulated water and wastewater rates. As of December 31, 2022, AWCC has made long-term fixed rate loans and commercial paper loans to the Regulated Businesses amounting to $7.6 billion. Additionally, as of December 31, 2022, AWCC has made long-term fixed rate loans and commercial paper loans to parent company amounting to $3.6 billion.
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
One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as treasury lock agreements. The Company also reduces exposure to interest rates by managing commercial paper and debt maturities. The Company does not enter into derivative contracts (through AWCC) for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by dealing only with leading, creditworthy financial institutions, having long-term credit ratings of “A” or better.
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

In November and December 2022, the Company entered into four 10-year treasury lock agreements, with notional amounts totaling $100 million, to reduce interest rate exposure on debt expected to be issued in 2023. These treasury lock agreements terminate in January 2024, and have an average fixed rate of 3.56%. In January 2023, the Company entered into three additional 10-year treasury lock agreements, with notional amounts totaling $100 million, to reduce interest rate exposure on debt expected to be issued in 2023. These treasury lock agreements terminate in January 2024, and have an average fixed rate of 3.35%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2022, 2021 or 2020.
In February 2021, parent company and AWCC filed with the SEC a universal shelf registration statement that enables the Company to meet its capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock, and other equity and hybrid securities, and AWCC debt securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration statement will expire in February 2024. During 2022, 2021 and 2020, $800 million, $1.10 billion, and $1.00 billion, respectively, of debt securities were issued under this and predecessor registration statements.
Presented in the table below are the issuances of long-term debt in 2022:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC (a)	Senior notes—fixed rate	4.45%	4.45%	2032	$800
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-1.75%	1.03%	2027-2042	22
Total issuances					$822
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness. See “—Issuer and Guarantor of Senior Notes” below.
Presented in the table below are the retirements and redemptions of long-term debt in 2022 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-2.31%	2.24%	2024-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.50%	2022-2051	13
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	8.49%	2022	1
Total retirements and redemptions					$15
From time to time and as market conditions warrant, the Company may engage in long-term debt retirements through make-whole redemptions, tender offers, open market repurchases or other viable alternatives.

Issuer and Guarantor of Senior Notes
The outstanding senior notes issued by AWCC have been issued under two indentures, each by and between AWCC and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, providing for the rights and obligations of the parties thereto and the holders of the notes issued thereunder. The senior notes also have been issued with the benefit of a support agreement, as amended, between parent company and AWCC, which serves as the functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under the senior notes. No other subsidiary of parent company provides guarantees for any of the outstanding senior notes. If AWCC is unable to make timely payment of any interest, principal or premium, if any, on such senior notes, parent company will provide to AWCC, at its request or the request of any holder of such senior notes, funds to make such payment in full. If AWCC fails or refuses to take timely action to enforce certain rights under the support agreement or if AWCC defaults in the timely payment of any amounts owed to any holder of such senior notes, when due, the support agreement provides that the holder may proceed directly against parent company to enforce such rights or to obtain payment of the defaulted amounts owed to that holder.
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
Because parent company is a holding company and substantially all of its operations are conducted through its subsidiaries other than AWCC, parent company’s ability to fulfill its obligations under the support agreement will be dependent upon its receipt of sufficient cash dividends or distributions from its operating subsidiaries. See Note 9—Shareholders’ Equity—Dividends and Distributions, in the Notes to the Consolidated Financial Statements for a summary of the limitations on parent company and its subsidiaries to pay dividends or make distributions. Furthermore, parent company’s operating subsidiaries are separate and distinct legal entities and, other than AWCC, have no obligation to make any payments on the senior notes or to make available or provide any funds for such payment, other than through their repayment obligations under intercompany loans, if any, with AWCC. Based on the foregoing, parent company’s obligations under the support agreement will be effectively subordinated to all indebtedness and other liabilities, including trade payables, lease commitments and moneys borrowed or other indebtedness incurred or issued by parent company’s subsidiaries other than AWCC.
Credit Facilities and Short-Term Debt
Interest rates on advances under the Company’s revolving credit facility are based on a credit spread to the Secured Overnight Financing Rate (“SOFR”) rate (or applicable market replacement rate) or base rate, each determined in accordance with Moody Investors Service’s and S&P Global Ratings’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt. The facility is used principally to support AWCC’s commercial paper program and to provide up to $150 million in letters of credit. Indebtedness under the facility and AWCC’s commercial paper are considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations thereunder.
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, may be accessed through revolver draws.

	2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021, may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2022 and 2021:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
Available liquidity as of December 31, 2021	116	1,590	1,706
The weighted average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.41% and 0.20%, for the years ended December 31, 2022 and 2021, respectively.
Capital Structure
Presented in the table below is the percentage of the Company’s capitalization represented by the components of its capital structure as of December 31:

	2022	2021	2020
Total common shareholders’ equity	38.3%	39.9%	37.1%
Long-term debt and redeemable preferred stock at redemption value	54.4%	56.6%	53.6%
Short-term debt and current portion of long-term debt	7.3%	3.5%	9.3%
Total	100%	100%	100%
The changes in the capital structure mix between periods were mainly attributable to the impacts of the HOS sale on December 9, 2021, and the repayment of short-term borrowings with proceeds from the sale, and the Company’s long-term debt offering that was completed on May 5, 2022.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2022, the Company’s ratio was 0.62 to 1.00 and therefore the Company was in compliance with the covenants.

Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of February 15, 2023, as issued by Moody’s Investors Service on December 19, 2022, and S&P Global Ratings on February 6, 2023:

Securities	Moody’s Investors Service	S&P Global Ratings
Rating outlook	Stable	Stable
Senior unsecured debt	Baa1	A
Commercial paper	P-2	A-1
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
As part of its normal course of business, the Company routinely enters into contracts for the purchase and sale of water, power and other fuel, chemicals and other services. These contracts either contain express provisions or otherwise permit the Company and its counterparties to demand adequate assurance of future performance when there are reasonable grounds for doing so. In accordance with the contracts and applicable contract law, if the Company is downgraded by a credit rating agency, especially if such downgrade is to a level below investment grade, it is possible that a counterparty would attempt to rely on such a downgrade as a basis for making a demand for adequate assurance of future performance, which could include a demand that the Company must provide collateral to secure its obligations. The Company does not expect to post any collateral which will have a material adverse impact on the Company’s results of operations, financial position or cash flows.
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

Regulation and Regulatory Accounting
The Company’s regulated utilities are subject to regulation by PUCs and, as such, the Company follows the authoritative accounting principles required for rate regulated utilities, which requires the Company to reflect the effects of rate regulation in its Consolidated Financial Statements. Use of this authoritative guidance is applicable to utility operations that meet the following criteria: (i) third-party regulation of rates; (ii) cost-based rates; and (iii) a reasonable assumption that rates will be set to recover the estimated costs of providing service, plus a return on net investment, or rate base. As of December 31, 2022, the Company concluded that the operations of its utilities met the criteria.
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
As of December 31, 2022 and 2021, the Company’s regulatory asset balance was $1.0 billion and $1.1 billion, respectively, and its regulatory liability balance was $1.6 billion and $1.6 billion, respectively. See Note 3—Regulatory Matters in the Notes to Consolidated Financial Statements for further information regarding the Company’s significant regulatory assets and liabilities.
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
Under GAAP, specifically ASC 740, Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For the Company’s regulated entities, the change in deferred taxes are recorded as either an offset to a regulatory asset or a regulatory liability and may be subject to refund to customers. For the Company’s unregulated operations, the change in deferred taxes are recorded as a non-cash re-measurement adjustment to earnings.

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations, failure to successfully implement tax planning strategies and recovery of taxes through the regulatory process for the Regulated Businesses, as well as results of audits and examinations of filed tax returns by taxing authorities. The resulting tax balances as of December 31, 2022 and 2021 are appropriately accounted for in accordance with the applicable authoritative guidance; however, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to the Consolidated Financial Statements and such adjustments could be material. See Note 14—Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding income taxes.
Accounting for Pension and Postretirement Benefits
The Company maintains noncontributory defined benefit pension plans covering eligible employees of its regulated utility and shared service operations. The Company also maintains other postretirement benefit plans providing medical and life insurance to eligible retirees. See Note 2—Significant Accounting Policies and Note 15—Employee Benefits in the Notes to Consolidated Financial Statements for additional information regarding the description of and accounting for the defined benefit pension plans and postretirement benefit plans.
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
The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. The Company uses an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The weighted-average discount rate assumption for determining pension benefit obligations was 5.58%, 2.94% and 2.74% at December 31, 2022, 2021 and 2020, respectively. The weighted-average discount rate assumption for determining other postretirement benefit obligations was 5.60%, 2.90% and 2.56% at December 31, 2022, 2021 and 2020, respectively.
In selecting an EROA, the Company considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The weighted-average EROA assumption used in calculating pension cost was 6.50% for 2022, 6.50% for 2021, and 6.50% for 2020. The weighted-average EROA assumption used in calculating other postretirement benefit costs was 3.60% for 2022, 3.67% for 2021 and 3.68% for 2020.

Presented in the table below are the allocations of the pension plan assets by asset category:

	2023 Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category		2022	2021
Equity securities	37%	57%	53%
Fixed income	63%	43%	47%
Total	100%	100%	100%
Presented in the table below are the allocations of the other postretirement benefit plan assets by asset category:

	2023 Target Allocation (a)	Percentage of Plan Assets as of December 31,
Asset Category		2022	2021
Equity securities	27%	30%	22%
Fixed income	73%	70%	78%
Total	100%	100%	100%
(a)Refer to Note 15—Employee Benefits in the Notes to Consolidated Financial Statements for additional details on the allocations of assets and the trusts which fund the other postretirement benefit plans
The investments of the pension and postretirement welfare plan trusts include debt and equity securities held either directly or through mutual funds, commingled funds and limited partnerships. The trustee for the Company’s defined benefit pension and postretirement welfare plans uses an independent valuation firm to calculate the fair value of plan assets.
In selecting a rate of compensation increase, the Company considers past experience in light of movements in inflation rates. The Company’s rate of compensation increase was 3.51% for 2022, 3.51% for 2021 and 3.51% for 2020.
In selecting health care cost trend rates, the Company considers past performance and forecasts of increases in health care costs. As of January 1, 2022, the Company’s health care cost trend rate assumption used to calculate the periodic benefit cost was 6.00% in 2022 gradually declining to 5.00% in 2026 and thereafter. As of December 31, 2022, the Company projects that medical inflation will be 7.00% in 2023 gradually declining to 5.00% in 2031 and thereafter.
The Company will use a weighted-average discount rate and EROA of 5.58% and 6.75%, respectively, for estimating its 2023 pension costs. Additionally, the Company will use a weighted-average discount rate and EROA of 5.60% and 5.00%, respectively, for estimating its 2023 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase the Company’s pension expense. The Company’s 2022 pension and postretirement total net benefit credit was $47 million and the 2021 pension and postretirement total net benefit credit was $41 million. The Company expects to make pension contributions to the plan trusts of $39 million in 2023; however, the actual amounts contributed could change materially from this estimate. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards.
Benefit Plan Amendments
In December 2022, the Company amended the American Water Pension Plan (“AWPP”), a tax-qualified defined benefit pension plan, to restructure it as of December 31, 2022. The restructuring involved the spin-off of certain inactive participants from the existing AWPP into a separate tax-qualified defined benefit pension plan, the American Water Pension Plan for Certain Inactive Participants (“AWPP Inactive”). Benefits offered to the plan participants remain unchanged. Actuarial gains and losses associated with AWPP Inactive will be amortized over the average remaining life expectancy of the inactive participants, which increases the amortization period from approximately 7 years to 18 years. The longer amortization period is expected to lower the Company’s pre-tax pension expense by approximately $5 million in 2023. The actuarial gains and losses associated with the AWPP will continue to be amortized over the average remaining service period for active participants. The Company remeasured the pension plan obligation and assets for each plan as of December 31, 2022.

Upon evaluating prior plan changes, Company funding and market performance, in December 2022, the Company completed plan amendments to spin-off and merge a portion of the American Water Retiree Welfare Plan, with and into the Company’s medical plan for active employees (“Active Medical Plan”), in order to repurpose the over-funded portion of the Bargained Retiree Voluntary Employees’ Beneficiary Association (“Bargained VEBA”) trust. Benefits offered to the plan participants remain unchanged. As a result of these changes, effective December 31, 2022, the Company transferred investment assets from the Bargained VEBA into the existing trust maintained for the benefit of Active Medical Plan participants (“Active VEBA”). The transfer of these Bargained VEBA investment assets into the Active VEBA permits access to approximately $194 million of assets for purposes of paying active union employee medical benefits. The Company recorded the transfer of assets as a negative contribution and therefore did not record a gain or loss, as permitted by accounting guidance. See Note 18—Fair Value of Financial Information in the Notes to Consolidated Financial Statements, for additional information on accounting for the assets as investments in debt and equity securities as of December 31, 2022.
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
Increases or decreases in the volumes delivered to customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. In addition, changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the unbilled revenue calculation. Unbilled revenue for the Company’s regulated utilities as of December 31, 2022 and 2021 was $178 million and $162 million, respectively.
The Company also recognizes revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
Revenue from the Company’s former HOS business, which was sold in December 2021, was generated through various protection programs in which the Company provided fixed fee services to domestic homeowners and smaller commercial customers for interior and exterior water and sewer lines, interior electric and gas lines, heating and cooling systems, water heaters, power surge protection and other related services. Most of the contracts had a one-year term and each service was a separate performance obligation, satisfied over time, as the customers simultaneously received and consumed the benefits provided from the service. Customers were obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for those services. Advances from customers were deferred until the performance obligation was satisfied.
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on various military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. Unbilled revenue within Other as of December 31, 2022 and 2021 was $97 million and $86 million, respectively.

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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices and interest rates. The Company is exposed to risks from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable rate exposure and by monitoring the effects of market changes in interest rates. The Company also has the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2022, a hypothetical increase of interest rates by 1% associated with the Company’s short-term borrowings would result in a $6 million increase in short-term interest expense.
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
The Company is exposed to credit risk through its water, wastewater and related services. The Company’s Regulated Businesses serve residential, commercial, industrial and other customers, while the businesses within Other engage in business activities with government entities and other customers. The Company’s primary credit risk is exposure to customer default on contractual obligations and the associated loss that may be incurred due to the non-payment of customer accounts receivable balances. The Company’s credit risk is managed through established credit and collection policies which are in compliance with applicable regulatory requirements and involve monitoring of customer exposure and the use of credit risk mitigation measures such as letters of credit or prepayment arrangements. The Company’s credit portfolio is diversified with no significant customer or industry concentrations. In addition, the Regulated Businesses are generally able to recover all prudently incurred costs including uncollectible customer accounts receivable expenses and collection costs through rates.

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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Water Works Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Rate Regulation
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated regulatory assets and liabilities balances were $1,030 million and $1,595 million, respectively, as of December 31, 2022. The Company’s regulated utilities are subject to regulation by multiple state utility commissions and the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s consolidated financial statements. As disclosed by management, for each regulatory jurisdiction where the Company conducts business, the Company assesses, at the end of each reporting period, whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement. This assessment includes consideration of factors such as changes in regulatory environments, recent rate orders (including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdiction) and the status of any pending or potential legislation.
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
February 15, 2023
We have served as the Company’s auditor since 1948.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Property, plant and equipment	$29,736	$27,413
Accumulated depreciation	(6,513)	(6,329)
Property, plant and equipment, net	23,223	21,084
Current assets:
Cash and cash equivalents	85	116
Restricted funds	32	20
Accounts receivable, net of allowance for uncollectible accounts of $60 and $75, respectively	334	271
Income tax receivable	114	4
Unbilled revenues	275	248
Materials and supplies	98	57
Assets held for sale	—	683
Other	312	155
Total current assets	1,250	1,554
Regulatory and other long-term assets:
Regulatory assets	990	1,051
Seller promissory note from the sale of the Homeowner Services Group	720	720
Operating lease right-of-use assets	82	92
Goodwill	1,143	1,139
Postretirement benefit assets	—	193
Other	379	242
Total regulatory and other long-term assets	3,314	3,437
Total assets	$27,787	$26,075
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2022	December 31, 2021
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 187,200,539 and 186,880,413 shares issued, respectively)	$2	$2
Paid-in-capital	6,824	6,781
Retained earnings	1,267	925
Accumulated other comprehensive loss	(23)	(45)
Treasury stock, at cost (5,342,477 and 5,269,324 shares, respectively)	(377)	(365)
Total common shareholders' equity	7,693	7,298
Long-term debt	10,926	10,341
Redeemable preferred stock at redemption value	3	3
Total long-term debt	10,929	10,344
Total capitalization	18,622	17,642
Current liabilities:
Short-term debt	1,175	584
Current portion of long-term debt	281	57
Accounts payable	254	235
Accrued liabilities	706	701
Accrued taxes	49	176
Accrued interest	91	88
Liabilities related to assets held for sale	—	83
Other	255	217
Total current liabilities	2,811	2,141
Regulatory and other long-term liabilities:
Advances for construction	316	284
Deferred income taxes and investment tax credits	2,437	2,421
Regulatory liabilities	1,590	1,600
Operating lease liabilities	70	80
Accrued pension expense	235	285
Other	202	180
Total regulatory and other long-term liabilities	4,850	4,850
Contributions in aid of construction	1,504	1,442
Commitments and contingencies (See Note 16)
Total capitalization and liabilities	$27,787	$26,075
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2022	2021	2020
Operating revenues	$3,792	$3,930	$3,777
Operating expenses:
Operation and maintenance	1,589	1,777	1,622
Depreciation and amortization	649	636	604
General taxes	281	321	303
Total operating expenses, net	2,519	2,734	2,529
Operating income	1,273	1,196	1,248
Other income (expense):
Interest expense	(433)	(403)	(397)
Interest income	52	4	2
Non-operating benefit costs, net	77	78	49
Gain on sale of businesses	19	747	—
Other, net	20	18	22
Total other income (expense)	(265)	444	(324)
Income before income taxes	1,008	1,640	924
Provision for income taxes	188	377	215
Net income attributable to common shareholders	$820	$1,263	$709

Basic earnings per share: (a)
Net income attributable to common shareholders	$4.51	$6.96	$3.91
Diluted earnings per share: (a)
Net income attributable to common shareholders	$4.51	$6.95	$3.91
Weighted average common shares outstanding:
Basic	182	182	181
Diluted	182	182	182
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
Net income attributable to common shareholders	$820	$1,263	$709
Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $5, $0 and $(4) in 2022, 2021 and 2020, respectively	14	(1)	(12)
Defined benefit pension plan actuarial loss, net of tax of $1, $1 and $1 in 2022, 2021 and 2020, respectively	3	4	3
Unrealized gain (loss) on cash flow hedges, net of tax of $1, $1 and $(1) in 2022, 2021 and 2020, respectively	5	1	(4)
Net other comprehensive income (loss)	22	4	(13)
Comprehensive income attributable to common shareholders	$842	$1,267	$696
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$820	$1,263	$709
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	649	636	604
Deferred income taxes and amortization of investment tax credits	80	230	207
Provision for losses on accounts receivable	24	37	34
(Gain) or loss on sale of businesses	(19)	(747)	—
Pension and non-pension postretirement benefits	(47)	(41)	(14)
Other non-cash, net	7	(23)	(20)
Changes in assets and liabilities:
Receivables and unbilled revenues	(114)	(74)	(97)
Income tax receivable	(110)	21	(3)
Pension and non-pension postretirement benefit contributions	(51)	(40)	(39)
Accounts payable and accrued liabilities	(8)	66	(2)
Accrued taxes	(118)	129	3
Other assets and liabilities, net	(5)	(16)	44
Net cash provided by operating activities	1,108	1,441	1,426
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,297)	(1,764)	(1,822)
Acquisitions, net of cash acquired	(315)	(135)	(135)
Proceeds from sale of assets, net of cash on hand	608	472	2
Removal costs from property, plant and equipment retirements, net	(123)	(109)	(106)
Net cash used in investing activities	(2,127)	(1,536)	(2,061)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	822	1,118	1,334
Repayments of long-term debt	(15)	(372)	(342)
(Repayments of) proceeds from term loan	—	(500)	500
Net short-term borrowings (repayments) with maturities less than three months	591	(198)	(5)
Advances and contributions in aid of construction, net of refunds of $19, $25 and $24 in 2022, 2021 and 2020, respectively	74	62	28
Debt issuance costs and make-whole premium on early debt redemption	(7)	(26)	(15)
Dividends paid	(467)	(428)	(389)
Other, net	2	(1)	9
Net cash provided by (used in) financing activities	1,000	(345)	1,120
Net (decrease) increase in cash, cash equivalents and restricted funds	(19)	(440)	485
Cash, cash equivalents and restricted funds at beginning of period	136	576	91
Cash, cash equivalents and restricted funds at end of period	$117	$136	$576
Cash paid during the year for:
Interest, net of capitalized amount	$414	$389	$382
Income taxes, net of refunds of $2, $6 and $2 in 2022, 2021 and 2020, respectively	$335	$1	$7
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$330	$292	$221
Seller promissory note from the sale of the Homeowner Services Group	$—	$720	$—
Contingent cash payment from the sale of the Homeowner Services Group	$—	$75	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity
(In millions, except per share data)

	Common Stock			Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value	Paid-in Capital			Shares	At Cost
Balance as of December 31, 2019	185.9	$2	$6,700	$(207)	$(36)	(5.1)	$(338)	$6,121
Net income attributable to common shareholders	—	—	—	709	—	—	—	709
Common stock issuances (a)	0.6	—	47	—	—	(0.1)	(10)	37
Net other comprehensive income	—	—	—	—	(13)	—	—	(13)
Dividends ($2.20 declared per common share)	—	—	—	(400)	—	—	—	(400)
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	1,263	—	—	—	1,263
Common stock issuances (a)	0.4	—	34	—	—	(0.1)	(17)	17
Net other comprehensive income	—	—	—	—	4	—	—	4
Dividends ($2.41 declared per common share)	—	—	—	(440)	—	—	—	(440)
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	820	—	—	—	820
Common stock issuances (a)	0.5	—	43	—	—	(0.1)	(12)	31
Net other comprehensive income	—	—	—	—	22	—	—	22
Dividends ($2.62 declared per common share)	—	—	—	(478)	—	—	—	(478)
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements
(Unless otherwise noted, in millions, except per share data)
Note 1: Organization and Operation
American Water Works Company, Inc. (the “Company” or “American Water”) is a holding company for regulated and market-based subsidiaries that provide water and wastewater services throughout the United States. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The Company’s primary business involves the ownership of regulated utilities that provide water and wastewater services in 14 states in the United States, collectively referred to as the “Regulated Businesses.” The Company also operates other market-based businesses that provide water and wastewater services within non-reportable operating segments, collectively presented throughout this Annual Report on Form 10-K within “Other.” The Company’s primary market-based businesses included within Other are the Military Services Group (“MSG”), which enters into long-term contracts with the U.S. government to provide water and wastewater services on various military installations; and the former Homeowner Services Group (“HOS”), which was sold on December 9, 2021, and provided various warranty protection programs and other home services to residential customers.
Note 2: Significant Accounting Policies
Regulation
The Company’s regulated utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as Public Utility Commissions (“PUCs”). As such, the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s Consolidated Financial Statements. PUCs generally authorize revenue at levels intended to recover the estimated costs of providing service, plus a return on net investments, or rate base. Regulators may also approve accounting treatments, long-term financing programs and cost of capital, operation and maintenance (“O&M”) expenses, capital expenditures, taxes, affiliated transactions and relationships, reorganizations, mergers, acquisitions and dispositions, along with imposing certain penalties or granting certain incentives. Due to timing and other differences in the collection of a regulated utility’s revenues, these authoritative accounting principles allow a cost that would otherwise be charged as an expense by a non-regulated entity, to be deferred as a regulatory asset if it is probable that such cost is recoverable through future rates. Conversely, these principles also require the creation of a regulatory liability for amounts collected in rates to recover costs expected to be incurred in the future, or amounts collected in excess of costs incurred and are refundable to customers. See Note 3—Regulatory Matters for additional information.
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

Nonutility property consists primarily of buildings and equipment utilized by the Company’s MSG business and for internal operations. This property is stated at cost, net of accumulated depreciation, which is calculated using the straight-line method over the useful lives of the assets.
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
The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs amounted to $369 million and $374 million as of December 31, 2022 and 2021, respectively.
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
Allowance for Uncollectible Accounts
Allowances for uncollectible accounts are maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding. See Note 7—Allowance for Uncollectible Accounts for additional information.
Materials and Supplies
Materials and supplies are stated at the lower of cost or net realizable value. Cost is determined using the average cost method.
Seller Promissory Note
The Company’s seller promissory note is accounted for under Accounting Standards Codification (“ASC”) Topic 310, Receivables, and is classified as held for investment and accounted for at amortized cost at the present value of consideration received for the sale of its HOS business. Interest income from the seller promissory note is accrued based on the principal amount outstanding and earned over the contractual life of the loan.
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
The Company’s goodwill is primarily associated with the acquisition of American Water by an affiliate of the Company’s previous owner in 2003 and has been allocated to reporting units based on the fair values at the date of the acquisitions. For purposes of testing goodwill for impairment, the reporting units in the Regulated Businesses segment are aggregated into a single reporting unit. The goodwill of Other is comprised of the MSG reporting unit.
The Company’s annual impairment testing is performed as of November 30 of each year. The Company assesses qualitative factors to determine whether quantitative testing is necessary. If it is determined, based upon qualitative factors, that the estimated fair value of a reporting unit is, more likely than not, greater than its carrying value, no further testing is required. If the Company bypasses the qualitative assessment or performs the qualitative assessment and determines that the estimated fair value of a reporting unit, is more likely than not, less than its carrying value, a quantitative, fair value-based assessment is performed. This quantitative testing compares the estimated fair value of the reporting unit to its respective net carrying value, including goodwill, on the measurement date. An impairment loss will be recognized in the amount equal to the excess of the reporting unit’s carrying value compared to its estimated fair value, limited to the total amount of goodwill allocated to that reporting unit.
Application of goodwill impairment testing requires management judgment, including the identification of reporting units and determining the fair value of reporting units. Management estimates fair value using a discounted cash flow analysis. Significant assumptions used in these fair value estimations include, but are not limited to, forecasts of future operating results, discount rate and growth rate.
The Company believes the assumptions and other considerations used to value goodwill to be appropriate, however, if actual experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the Consolidated Financial Statements. See Note 8—Goodwill and Other Intangible Assets for additional information.
Impairment of Long-Lived Assets
Long-lived assets, other than goodwill, include property, plant and equipment and long-term investments. The Company evaluates long-lived assets for impairment when circumstances indicate the carrying value of those assets may not be recoverable. The Company determines if long-lived assets are potentially impaired by comparing the undiscounted expected future cash flows to the carrying value when indicators of impairment exist. When the undiscounted cash flow analysis indicates a long-lived asset may not be recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset or asset group over its fair value.
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
Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities as of December 31, 2022 and 2021 on the Consolidated Balance Sheets are estimated refunds of $19 million and $23 million, respectively. These amounts represent expected refunds during the next 12-month period.
Advances that are no longer refundable are reclassified to contributions. Contributions are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.
Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s utility subsidiaries do not amortize contributions, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $37 million, $36 million and $32 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Revenue Recognition
Under ASC Topic 606, Revenue From Contracts With Customers, and all related amendments (collectively, “ASC 606”), a performance obligation is a promise within a contract to transfer a distinct good or service, or a series of distinct goods and services, to a customer. Revenue is recognized when performance obligations are satisfied and the customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for goods or services. Under ASC 606, a contract’s transaction price is allocated to each distinct performance obligation. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contracts with a customer; (ii) identifies the performance obligations within the contract, including whether any performance obligations are distinct and capable of being distinct in the context of the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when, or as, the Company satisfies each performance obligation.
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

Other Revenue
The Company has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on various military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. See Note 4—Revenue Recognition for additional information.
Prior to December 9, 2021, through various warranty protection programs and other home services, the Company previously provided fixed fee services to residential customers for interior and exterior water and sewer lines, interior electric and gas lines, heating and cooling systems, water heaters and other home appliances, as well as power surge protection and other related services through its former HOS business. Most of the contracts had a one-year term and each service was a separate performance obligation, satisfied over time, as the customers simultaneously received and consumed the benefits provided from the service. Customers were obligated to pay for the protection programs ratably over 12 months or via a one-time, annual fee, with revenues recognized ratably over time for those services. Advances from customers were deferred until the performance obligation was satisfied.
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

	2022	2021	2020
Allowance for other funds used during construction	$20	$27	$30
Allowance for borrowed funds used during construction	14	10	13
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

All derivatives are recognized on the balance sheet at fair value. On the date the derivative contract is entered into, the Company designates the derivative as a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge).
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
Pension and Other Postretirement Benefits
The Company maintains defined benefit pension plans and other postretirement benefit plans for eligible employees and retirees. The plan obligation and costs of providing benefits under these plans are annually measured as of December 31. The measurement involves various factors, assumptions and accounting elections. The impact of assumption changes or experience different from that assumed on pension and other postretirement benefit obligations is recognized over time rather than immediately recognized in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation or the fair value of plan assets are amortized over the expected average remaining future service period of the current active membership for the plans, with the exception of the American Water Pension Plan for Certain Inactive Participants (“AWPP Inactive”), which is amortized over the average remaining life expectancy of the inactive participants. See Note 15—Employee Benefits for additional information.
The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements.
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2022:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity	Simplification of financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. This will result in fewer embedded conversion features being separately recognized from the host contract. Earnings per share (“EPS”) calculations have been simplified for certain instruments.	January 1, 2022	Modified retrospective	The standard did not have a material impact on the Consolidated Financial Statements.
Disclosures by Business Entities about Government Assistance	The amendments in this update require additional disclosures regarding government grants and contributions. These disclosures require information on the following three items about government transactions to be provided: information on the nature of transactions and related accounting policy used to account for transactions, the line items on the balance sheet and income statement affected by these transactions including amounts applicable to each line, and significant terms and conditions of the transactions, including commitments and contingencies.	January 1, 2022	Prospective	The standard did not have a material impact on the Consolidated Financial Statements.
Reference Rate Reform	This update provides an additional two-year deferral on the sunset date for temporary relief during the reference rate reform transition period. After December 31, 2024, the Company will no longer be permitted to apply the relief for reference rate reform.	December 21, 2022	Prospective	The standard did not have a material impact on the Consolidated Financial Statements

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of December 31, 2022:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance requires an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, as if it had originated the contracts. The amendments in this update also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.	January 1, 2023; early adoption permitted	Prospective	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Troubled Debt Restructurings and Vintage Disclosures	The main provisions of this standard eliminate the receivables accounting guidance for troubled debt restructurings (“TDRs”) by creditors while enhancing disclosure requirements when a borrower is experiencing financial difficulty. Entities must apply the loan refinancing and restructuring guidance for receivables to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023; early adoption permitted	Prospective, with a modified retrospective option for amendments related to the recognition and measurement of TDRs.	The Company is evaluating any impact on its Consolidated Financial Statements, as well as the timing of adoption.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume and customer count, resulting from general rate case authorizations that became effective during 2022:

(In millions)	Effective Date	Amount
General rate cases by state:
New Jersey	September 1, 2022	$46
Hawaii	July 1, 2022	2
West Virginia	February 25, 2022	13
California, Step Increase	January 1, 2022	9
Pennsylvania, Step Increase	January 1, 2022	20
Total general rate case authorizations		$90
Presented in the table below are annualized incremental revenues, including reductions for the amortization of EADIT that are generally offset in income tax expense, assuming a constant water sales volume and customer count, resulting from general rate case authorizations that became effective on or after January 1, 2023:

(In millions)	Effective Date	Amount
General rate cases by state:
Pennsylvania	January 28, 2023	$138
Illinois	January 1, 2023	67
California, Step Increase	January 1, 2023	13
Total general rate case authorizations		$218

On December 15, 2022, the Illinois Commerce Commission issued an order approving the adjustment of base rates requested in a rate case filed on February 10, 2022, by the Company’s Illinois subsidiary. As updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, the request sought $83 million in additional annualized revenues excluding previously recovered infrastructure surcharges. The general rate case order approved a $67 million annualized increase in water and wastewater system revenues excluding previously recovered infrastructure surcharges, effective January 1, 2023, based on an authorized return on equity of 9.8%, authorized rate base of $1.64 billion, a common equity ratio of 49.0% and a debt ratio of 51.0%. The annualized revenue increase is being driven primarily by significant water and wastewater system capital investments since the Illinois subsidiary’s 2017 rate case order that have been completed or are planned through December 31, 2023, expected higher pension and other postretirement benefit costs, and increases in production costs, including chemicals, fuel and power costs.
On December 8, 2022, the Pennsylvania Public Utility Commission issued an order approving the joint settlement of the rate case filed on April 29, 2022, by the Company’s Pennsylvania subsidiary. The general rate case order approved a $138 million annualized increase in water and wastewater revenues and authorizes implementation of the new water and wastewater rates effective January 28, 2023. The rate case proceeding was resolved through a “black box” settlement agreement and did not specify an approved return on equity (“ROE”). The annualized revenue increase is driven primarily by significant incremental capital investments since the Pennsylvania subsidiary’s 2021 rate case order that will be completed through December 31, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order also includes recovery of the Company’s Pennsylvania subsidiary’s COVID-19 deferral balance.
On August 17, 2022, the Company’s New Jersey subsidiary was authorized additional annual revenues of $46 million in its general rate case, effective September 1, 2022, based on an authorized return on equity of 9.6%, authorized rate base of $4.15 billion, a common equity ratio of 54.6% and a long-term debt ratio of 45.4%. The request incorporated updated estimates of production costs, including chemicals, fuel and power costs. Beginning January 1, 2023, the Company’s New Jersey subsidiary will defer as a regulatory asset or liability, as appropriate, the difference between its pension expense and other postretirement benefits expense and those amounts included in base rates. The deferral period for this regulatory asset or liability will be two years or, if earlier, will end at the conclusion of the Company’s New Jersey subsidiary’s next general rate case. The Company’s New Jersey subsidiary also withdrew its request, without prejudice, to recover its existing authorized COVID-19-related regulatory asset in the general rate case and will seek recovery in a separate proceeding within the process established in the New Jersey Board of Public Utilities’ (the “NJBPU”) generic COVID-19-related proceeding.
On February 24, 2022, the Company’s West Virginia subsidiary (“WVAWC”) was authorized additional annual revenues of $13 million in its general rate case, effective February 25, 2022, based on an authorized return on equity of 9.8%, authorized rate base of $734 million and a common equity ratio of 47.9%. Staff of the Public Service Commission of West Virginia moved for reconsideration of the final order on several grounds. WVAWC filed its response to the Staff's Petition for Reconsideration on March 28, 2022, in support of the authorized revenue requirement. On October 21, 2022, the Public Service Commission of West Virginia denied the motion for reconsideration.
Pending General Rate Case Filings
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, with all increases compared against 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised requested additional annualized revenues for the test year 2024 is now $37 million, compared against 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million.
On July 1, 2022, the Company’s Missouri subsidiary filed a general rate case requesting $105 million in additional annualized revenues.
On November 15, 2021, the Company’s Virginia subsidiary filed a general rate case requesting $14 million in additional annualized revenues. Interim rates were effective on May 1, 2022, and the difference between interim and final approved rates is subject to refund. On September 26, 2022, a settlement agreement, supported by all parties except one, was filed with the Virginia State Corporation Commission for a $11 million annual revenue increase. Public hearings were held on September 27 and 28, 2022. A final decision on this matter is expected in the first quarter of 2023.
The Company’s California subsidiary submitted its application on May 3, 2021, to set its cost of capital for 2022 through 2024. According to the CPUC’s procedural schedule, a decision setting the authorized cost of capital is expected to be issued in the first quarter of 2023.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2022:

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	(a)	$11
Pennsylvania	(b)	19
Missouri	(c)	30
Tennessee	August 8, 2022	3
Kentucky	July 1, 2022	3
Indiana	March 21, 2022	8
West Virginia	March 1, 2022	3
Illinois	January 1, 2022	6
Total infrastructure surcharge authorizations		$83
(a)In 2022, $1 million was effective December 30 and $10 million was effective June 27.
(b)In 2022, $8 million was effective on October 1, $9 million was effective July 1 and $2 million was effective April 1.
(c)In 2022, $18 million was effective August 11 and $12 million was effective February 1.
Presented in the table below are annualized incremental revenues, assuming a constant water sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective on or after January 1, 2023:

(In millions)	Effective Date	Amount
Infrastructure surcharge filings by state:
Missouri	January 16, 2023	$15
West Virginia	January 1, 2023	7
Pennsylvania	January 1, 2023	3
Total infrastructure surcharge filings		$25
Pending Infrastructure Surcharge Filings
On January 20, 2023, the Company’s Indiana subsidiary filed an infrastructure surcharge proceeding requesting $21 million in additional annualized revenue
On November 18, 2022, the Company’s Indiana subsidiary filed an infrastructure surcharge proceeding requesting $7 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the Company’s California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which would be effective 2024 through 2026.

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
Regulatory Assets
Regulatory assets represent costs that are probable of recovery from customers in future rates. Approximately 50% of the Company’s total regulatory asset balance at December 31, 2022 earns a return. Presented in the table below is the composition of regulatory assets as of December 31:

	2022	2021
Deferred pension expense	$251	$323
Removal costs recoverable through rates	307	313
Regulatory balancing accounts	26	52
Other	406	439
Less: Regulatory assets included in assets held for sale (a)	—	(76)
Total regulatory assets	$990	$1,051
(a)These regulatory assets are related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and are included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. See Note 5—Acquisitions and Divestitures for additional information.
The Company’s deferred pension expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $251 million and $317 million as of December 31, 2022 and 2021, respectively. The remaining portion is the pension expense in excess of the amount contributed to the pension plans which is deferred by certain subsidiaries and will be recovered in future service rates as contributions are made to the pension plan.
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
The Company has current regulatory assets of $40 million and $16 million included in other current assets on the Consolidated Balance Sheet as of December 31, 2022 and 2021, respectively, which is primarily made up of rate adjustment mechanisms.

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

	2022	2021
Income taxes recovered through rates	$1,127	$1,093
Removal costs recovered through rates	275	291
Postretirement benefit liability	100	153
Other	88	110
Less: Regulatory liabilities included in liabilities related to assets held for sale (a)	—	(47)
Total regulatory liabilities	$1,590	$1,600
(a)These regulatory liabilities are related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and are included in liabilities related to assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. See Note 5—Acquisitions and Divestitures for additional information.
Income taxes recovered through rates relate to deferred taxes that will likely be refunded to the Company’s customers. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, as amended, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. The enactment of the TCJA required a re-measurement of the Company’s deferred income taxes. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability as EADIT will be used to benefit its regulated customers in future rates. All of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers.
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
The Company has current regulatory liabilities of $5 million and $8 million included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively, which primarily is made up of TCJA reserve on revenue.

Note 4: Revenue Recognition
Disaggregated Revenues
Presented in the table below are operating revenues disaggregated for the year ended December 31, 2022:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,938	$3	$1,941
Commercial	709	1	710
Fire service	147	—	147
Industrial	152	1	153
Public and other	252	—	252
Total water services	3,198	5	3,203
Wastewater services:
Residential	173	1	174
Commercial	45	—	45
Industrial	4	—	4
Public and other	19	—	19
Total wastewater services	241	1	242
Miscellaneous utility charges	36	—	36
Alternative revenue programs	—	15	15
Lease contract revenue	—	9	9
Total Regulated Businesses	3,475	30	3,505
Other	288	(1)	287
Total operating revenues	$3,763	$29	$3,792
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the year ended December 31, 2021:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,935	$—	$1,935
Commercial	676	—	676
Fire service	151	—	151
Industrial	141	—	141
Public and other	230	—	230
Total water services	3,133	—	3,133
Wastewater services:
Residential	151	—	151
Commercial	37	—	37
Industrial	4	—	4
Public and other	16	—	16
Total wastewater services	208	—	208
Miscellaneous utility charges	26	—	26
Alternative revenue programs	—	9	9
Lease contract revenue	—	8	8
Total Regulated Businesses	3,367	17	3,384
Other	547	(1)	546
Total operating revenues	$3,914	$16	$3,930
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.

Presented in the table below are operating revenues disaggregated for the year ended December 31, 2020:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,895	$—	$1,895
Commercial	627	—	627
Fire service	147	—	147
Industrial	133	—	133
Public and other	201	—	201
Total water services	3,003	—	3,003
Wastewater services:
Residential	134	—	134
Commercial	34	—	34
Industrial	3	—	3
Public and other	14	—	14
Total wastewater services	185	—	185
Miscellaneous utility charges	32	—	32
Alternative revenue programs	—	25	25
Lease contract revenue	—	10	10
Total Regulated Businesses	3,220	35	3,255
Other	523	(1)	522
Total operating revenues	$3,743	$34	$3,777
(a)Includes revenues associated with provisional rates, alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.
Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s MSG, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts, and are recognized as revenue when the associated performance obligations are satisfied.
Contract assets of $86 million, $71 million and $39 million are included in unbilled revenues on the Consolidated Balance Sheets as of December 31, 2022, 2021 and 2020, respectively. There were $161 million of contract assets added during 2022, and $146 million of contract assets were transferred to accounts receivable during 2022. There were $71 million of contract assets added during 2021, and $39 million of contract assets were transferred to accounts receivable during 2021.
Contract liabilities of $91 million, $19 million and $35 million are included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2022, 2021 and 2020, respectively. There were $189 million of contract liabilities added during 2022, and $117 million of contract liabilities were recognized as revenue during 2022. There were $152 million of contract liabilities added during 2021, and $168 million of contract liabilities were recognized as revenue during 2021.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of December 31, 2022, the Company’s O&M and capital improvement contracts in MSG and the Contract Services Group have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2071 and have RPOs of $7.0 billion as of December 31, 2022, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $589 million as of December 31, 2022, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions
During 2022, the Company closed on 26 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $335 million, of which $315 million was funded in 2022, which added approximately 70,000 water and wastewater customers, including the acquisition of the City of York wastewater system assets noted below. Assets acquired from these acquisitions, principally utility plant, totaled $337 million and liabilities assumed totaled $6 million. Several of these acquisitions were accounted for as business combinations. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
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
During 2021, the Company closed on 23 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $112 million. Assets acquired from these acquisitions, principally utility plant, totaled $114 million and liabilities assumed totaled $2 million. Several of these acquisitions were accounted for as business combinations.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020.
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
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in early 2023.

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
Sale of Michigan American Water Company
On February 4, 2022, the Company completed the sale of its operations in Michigan for $6 million in cash.
Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests in subsidiaries that comprised HOS to a wholly owned subsidiary of funds advised by Apax Partners LLP, a global private equity advisory firm (the “Buyer”), for total consideration of approximately $1.275 billion, resulting in pre-tax gain of $748 million. The consideration is comprised of $480 million in cash, a seller promissory note issued by the Buyer in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. See Note 18—Fair Value of Financial Information for additional information relating to the seller promissory note and contingent cash payment. For the year ended December 31, 2022, the Company recorded post-closing adjustments, primarily related to working capital, of pre-tax income of $20 million, which is included in Gain on sale of businesses on the Consolidated Statements of Operations.
The seller note has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $50 million of interest income during the year ended December 31, 2022, from the seller note. The repayment obligations of the Buyer under the seller note have been secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions. The seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants.
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

The Company and the Buyer also entered into a revenue share agreement, pursuant to which the Company is to receive 10% of the revenue generated from customers who are billed for home warranty services through an applicable Company subsidiary (an “on-bill” arrangement), and 15% of the revenue generated from any future on-bill arrangements entered into after the Closing Date. Unless earlier terminated, this agreement has a term of up to 15 years, which may be renewed for up to two five-year periods. The Company recognized $9 million of income during the year ended December 31, 2022, from the revenue share agreements, which is included in Other, net on the Consolidated Statements of Operations.
Note 6: Property, Plant and Equipment
Presented in the table below are the major classes of property, plant and equipment by category as of December 31:

	2022	2021	Range of Remaining Useful Lives	Weighted Average Useful Life
Utility plant:
Land and other non-depreciable assets	$239	$210
Sources of supply	1,003	938	10 to 127 years	46 years
Treatment and pumping facilities	4,298	4,198	3 to 101 years	39 years
Transmission and distribution facilities	12,971	12,308	9 to 128 years	69 years
Services, meters and fire hydrants	5,162	4,888	5 to 90 years	32 years
General structures and equipment	2,289	2,200	1 to 109 years	15 years
Waste collection	1,539	1,363	5 to 113 years	56 years
Waste treatment, pumping and disposal	1,129	912	2 to 153 years	38 years
Construction work in progress	974	934
Other (a)	23	(664)
Total utility plant	29,627	27,287
Nonutility property	109	126	3 to 50 years	10 years
Total property, plant and equipment	$29,736	$27,413
(a)This includes utility plant acquisition adjustment balances in addition to property, plant and equipment related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. See Note 5—Acquisitions and Divestitures for additional information.
Property, plant and equipment depreciation expense amounted to $552 million, $550 million and $520 million for the years ended December 31, 2022, 2021 and 2020, respectively and was included in depreciation and amortization expense on the Consolidated Statements of Operations. The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.60%, 2.77% and 2.82% for years December 31, 2022, 2021 and 2020, respectively. Additionally, the Company had capital expenditures acquired on account but unpaid of $330 million and $292 million included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.
In 2019, the Company completed and submitted its project completion certification to the New Jersey Economic Development Authority (“NJEDA”) in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The NJEDA determined that the Company was qualified to receive $164 million in tax credits over a 10-year period. In October 2022, the NJEDA issued the Company a revised tax credit certificate in the amount of $161 million in tax credits to be received over the same 10-year period. The NJEDA denied previously approved capitalized interest cost amounting to $2.8 million. As a result, the Company adjusted the amounts included in Property, plant and equipment.
The Company is required to meet various annual requirements in order to monetize one-tenth of the tax credits annually and is subject to a claw-back period if the Company does not meet certain NJEDA requirements of the tax credit program in years 11 through 15.
One of the requirements to qualify for the release of credits annually is that the Company maintain a certain level of eligible positions at the qualified business facility (“QBF”). Prior to March 2020, a full-time employee must have spent at least 80% of their time at the QBF to meet the definition of eligible position or full-time job. On July 2, 2021, New Jersey’s Governor signed legislation that revised provisions of the Economic Recovery Act of 2020, which lowered the 80% requirement for spending time at the QBF to 60% of the employee’s time.

During the COVID-19 pandemic, the NJEDA implemented certain accommodations that temporarily waived the requirement that a full-time employee spend the requisite percentage of time at the QBF to be eligible for the award under the program. This waiver expired on June 30, 2022.
On December 22, 2022, the New Jersey Governor signed legislation which provides an additional waiver to eligible businesses for the period of July 1, 2022 to December 31, 2023. Specifically, it allows businesses to waive the 60% on-site requirement if (i) full-time workers spend at least 10% of their work hours at the QBF and (ii) the business pays NJEDA 5% of the amount of the tax credit the business receives for the 2022 tax period. The legislation also (i) extends the time within which a business may terminate their participation in the program to December 31, 2023, without the NJEDA recapturing previously distributed credits; (ii) extends the time allowed under current law for a business to suspend its obligations under the incentive agreement; (iii) extends the provision to include the 2022 and 2023 tax periods; and (iv) renews and extends the right of a business to reduce the required full-time employees specified in the incentive agreement to be eligible to receive the credit. The Company is considering all of its options as a result of the most recent legislation.
In December 2022, the NJEDA issued the utilization certificate for the 2019 tax credits to the Company in the amount of $16 million. The Company sold these tax credits to external parties in December 2022 for $15 million. The loss on sale of credits was recorded to Other income (expense) in the Consolidated Results of Operations for the year ended December 31, 2022. As a result, the Company had assets of $48 million and $97 million in Other current assets and Other long-term assets, respectively, on the Consolidated Balance Sheets as of December 31, 2022. The Company has made the necessary annual filings for the years ended December 31, 2020 and 2021, and expects to make the 2022 filing by April 30, 2023. The remaining submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the credits in 2023.
Note 7: Allowance for Uncollectible Accounts
Presented in the table below are the changes in the allowances for uncollectible accounts for the years ended December 31:

	2022	2021	2020
Balance as of January 1	$(75)	$(60)	$(41)
Amounts charged to expense	(24)	(37)	(34)
Amounts written off	27	35	23
Other, net (a)	12	(13)	(8)
Balance as of December 31	$(60)	$(75)	$(60)
(a)This portion of the allowance for uncollectible accounts is primarily related to COVID-19 related regulatory asset activity. The 2021 and 2020 activity also includes the portion of the allowance related to the Company’s New York subsidiary, which was completed on January 1, 2022, and is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. See Note 5—Acquisitions and Divestitures for additional information.
Note 8: Goodwill and Other Intangible Assets
Goodwill
Presented in the table below are the changes in the carrying value of goodwill for the years ended December 31, 2022 and 2021:

	Regulated Businesses		Other		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of January 1, 2021	$3,461	$(2,332)	$483	$(108)	$3,944	$(2,440)	$1,504
Acquisition related adjustments	(7)	—	—	—	(7)	—	(7)
Goodwill included in assets held for sale (a)	12	—	—	—	12	—	12
Goodwill reduced through sale of HOS	—	—	(370)	—	(370)	—	(370)
Balance as of December 31, 2021	$3,466	$(2,332)	$113	$(108)	$3,579	$(2,440)	$1,139
Goodwill from acquisitions	4	—	—	—	4	—	4
Balance as of December 31, 2022	$3,470	$(2,332)	$113	$(108)	$3,583	$(2,440)	$1,143
(a)This goodwill is related to the sale of the Company’s New York subsidiary, which was completed on January 1, 2022, and is included in assets held for sale on the Consolidated Balance Sheets as of December 31, 2021. See Note 5—Acquisitions and Divestitures for additional information.

In 2021, the Company reduced goodwill by $370 million included in Other through the sale of HOS. See Note 5—Acquisitions and Divestitures for additional information relating to the sale of HOS.
The Company completed its annual impairment testing of goodwill as of November 30, 2022, which included qualitative assessments of its Regulated Businesses and MSG reporting units. Based on these assessments, the Company determined that there were no factors present that would indicate that the fair value of these reporting units was less than their respective carrying values as of November 30, 2022.
In 2022, the Company acquired goodwill of $4 million associated with one of its acquisitions in the Regulated Businesses segment.
Intangible Assets
The Company held finite-lived intangible assets, including customer relationships and other intangible assets prior to the sale of HOS during the fourth quarter of 2021. All of the Company’s finite-lived intangible assets were sold as part of the HOS sale transaction. As a result, there was no gross carrying value or net book value of customer relationships and other intangible assets remaining as of December 31, 2022 and December 31, 2021. Intangible asset amortization expense amounted to $9 million and $12 million for the years ended December 31, 2021 and 2020, respectively. There was no amortization expense related to customer relationships and other intangible assets for the year ended December 31, 2022.
Note 9: Shareholders’ Equity
Dividend Reinvestment and Direct Stock Purchase Plan
Under the Company’s dividend reinvestment and direct stock purchase plan (the “DRIP”), shareholders may reinvest cash common stock dividends and purchase additional shares of Company common stock, up to certain limits, through the plan administrator without paying brokerage commissions. Shares purchased by participants through the DRIP may be newly issued shares, treasury shares, or at the Company’s election, shares purchased by the plan administrator in the open market or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2022, there were approximately 4.2 million shares available for future issuance under the DRIP.
Anti-dilutive Stock Repurchase Program
In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time. The Company did not repurchase shares of common stock during the years ended December 31, 2022 and 2021. As of December 31, 2022, there were 5.1 million shares of common stock available for purchase under the program.

Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2022 and 2021:

	Defined Benefit Plans			Gain (Loss) on Cash Flow Hedge	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance as of January 1, 2021	$(106)	$1	$63	$(7)	$(49)
Other comprehensive income (loss) before reclassification	(1)	—	—	1	—
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	4
Net other comprehensive income (loss)	(1)	—	4	1	4
Ending balance as of December 31, 2021	$(107)	$1	$67	$(6)	$(45)
Other comprehensive income (loss) before reclassification	14	—	—	5	19
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	3
Net other comprehensive income (loss)	14	—	3	5	22
Ending balance as of December 31, 2022	$(93)	$1	$70	$(1)	$(23)
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
The Company’s dividend rate on its common stock is determined by the Board of Directors on a quarterly basis and takes into consideration, among other factors, current and possible future developments that may affect the Company’s income and cash flows. When dividends on common stock are declared, they are typically paid in March, June, September and December. Historically, dividends have been paid quarterly to holders of record as of a date less than 30 days prior to the distribution date. Since the dividends on the Company’s common stock are not cumulative, only declared dividends are paid.
During 2022, 2021 and 2020, the Company paid $467 million, $428 million and $389 million in cash dividends, respectively. Presented in the table below is the per share cash dividends paid for the years ended December 31:

	2022	2021	2020
December	$0.6550	$0.6025	$0.55
September	$0.6550	$0.6025	$0.55
June	$0.6550	$0.6025	$0.55
March	$0.6025	$0.55	$0.50
On December 7, 2022, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.6550 per share payable on March 1, 2023, to shareholders of record as of February 7, 2023.

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
Note 10: Stock Based Compensation
The Company has granted stock units, stock awards and dividend equivalents to non-employee directors, officers and employees pursuant to the terms of the 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”), approved by the Company’s shareholders in May 2017. Stock units under the 2017 Omnibus Plan generally vest based on (i) continued employment with the Company (“RSUs”), or (ii) continued employment with the Company where distribution of the shares is subject to the satisfaction in whole or in part of stated performance-based goals (“PSUs”). A total of 7.2 million shares of common stock may be issued under the 2017 Omnibus Plan. As of December 31, 2022, 6.3 million shares were available for grant under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents. Dividend equivalents may be granted only on stock units or other stock-based awards. The 2017 Omnibus Plan expires in 2027.
The Company had granted stock options, stock units, including RSUs and PSUs, and dividend equivalents to non-employee directors, officers and other key employees of the Company under its 2007 Omnibus Equity Compensation Plan (the “2007 Plan”). The 2007 Plan has been replaced by the 2017 Omnibus Plan, as defined above, and no additional awards may be granted under the 2007 Plan. However, shares may still be issued under the 2007 Plan pursuant to the terms of awards previously issued under that plan prior to May 12, 2017.
The cost of services received from employees in exchange for the issuance of restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock unit awards at the date of the grant is amortized through expense over the requisite service period. All awards granted in 2022, 2021 and 2020 are classified as equity. The Company recognizes compensation expense for stock awards over the vesting period of the award. The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the reporting period and adjusted as necessary. There have been no significant adjustments to the forfeiture rates during 2022, 2021 and 2020. There were no grants of stock options to employees after 2016, and there were no stock options outstanding as of December 31, 2022. Presented in the table below is the stock-based compensation expense recorded in O&M expense in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2022	2021	2020
RSUs and PSUs	$26	$15	$19
Nonqualified employee stock purchase plan	2	2	2
Stock-based compensation	28	17	21
Income tax benefit	(6)	(4)	(5)
Stock-based compensation expense, net of tax	$22	$13	$16
There were no significant stock-based compensation costs capitalized during the years ended December 31, 2022, 2021 and 2020.

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
Stock Units
During 2022, 2021 and 2020, the Company granted RSUs to certain employees under the 2017 Omnibus Plan. RSUs generally vest based on continued employment with the Company over periods ranging from one to three years. The RSUs are valued at the closing price of the Company’s common stock on the date of the grant and the majority vest ratably over a three-year service period. These RSUs are amortized through expense over the requisite service period using the straight-line method.
During 2022, 2021 and 2020, the Company granted stock units to non-employee directors under the 2017 Omnibus Plan. The stock units were vested in full on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (i) 15 months after the date of the last annual meeting of shareholders, subject to any deferral election by the director, or (ii) the participant’s separation from service. Because these stock units vested on the grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.
Presented in the table below is RSU and director stock unit activity for the year ended December 31, 2022:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2021	48	$112.22
Granted	59	149.73
Vested	(47)	132.59
Forfeited	(9)	149.60
Non-vested total as of December 31, 2022	51	$130.43
As of December 31, 2022, $5 million of total unrecognized compensation cost related to the nonvested RSUs is expected to be recognized over the weighted average remaining life of 1.69 years. The total fair value of stock units and RSUs vested was $6 million, $9 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
During 2022, 2021 and 2020, the Company granted PSUs to certain employees under the 2017 Omnibus Plan. The majority of PSUs vest ratably based on continued employment with the Company over the three-year performance period (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of one or more internal performance measures and, separately, a relative total shareholder return performance measure, over the Performance Period.
Presented in the table below is PSU activity for the year ended December 31, 2022:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2021	232	$139.40
Granted	170	115.12
Vested	(150)	105.11
Forfeited	(21)	148.83
Non-vested total as of December 31, 2022	231	$142.92
As of December 31, 2022, $6 million of total unrecognized compensation cost related to the nonvested PSUs is expected to be recognized over the weighted average remaining life of 0.93 years. The total fair value of PSUs vested was $24 million, $22 million and $18 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

	2022	2021	2020
Expected volatility	29.69%	28.59%	16.65%
Risk-free interest rate	1.90%	0.22%	1.28%
Expected life (years)	3.0	3.0	3.0
Grant date fair value per share	$99.23	$229.22	$159.64
The grant date fair value of PSUs that vest ratably and have market and/or performance conditions are amortized through expense over the requisite service period using the graded-vesting method.
Employee Stock Purchase Plan
The Company maintains a nonqualified employee stock purchase plan (the “ESPP”) that expires in 2027 through which employee participants (which excludes certain of the Company’s executives) may use payroll deductions to acquire Company common stock at a purchase price of 85% of the fair market value of the common stock at the end of a three-month purchase period. A total of 2.0 million shares may be issued under the ESPP, and as of December 31, 2022, there were 1.5 million shares of common stock reserved for issuance under the ESPP. The ESPP is considered compensatory. During the years ended December 31, 2022, 2021 and 2020, the Company issued approximately 82,000, 80,000 and 86,000 shares, respectively, under the ESPP.
Note 11: Long-Term Debt
The Company obtains long-term debt through AWCC primarily to fund capital expenditures of the Regulated Businesses and to lend funds to parent company to refinance debt and for other purposes. Presented in the table below are the components of long-term debt as of December 31:

	Rate	Weighted Average Rate	Maturity	2022	2021
Long-term debt of AWCC: (a)
Senior notes—fixed rate	2.30%-8.27%	3.88%	2023-2051	$9,765	$8,965
Private activity bonds and government funded debt—fixed rate	0.60%-2.45%	1.63%	2023-2031	189	190
Long-term debt of other American Water subsidiaries:
Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.80%	2023-2051	749	739
Mortgage bonds—fixed rate	6.35%-9.19%	7.36%	2023-2039	534	534
Mandatorily redeemable preferred stock	8.47%-9.75%	8.64%	2024-2036	3	4
Finance lease obligations	12.25%	12.25%	2026	—	1
Long-term debt		3.87%		11,240	10,433
Unamortized debt discount, net (b)				(11)	(9)
Unamortized debt issuance costs				(19)	(23)
Less current portion of long-term debt				(281)	(57)
Total long-term debt				$10,929	$10,344
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness.
(b)Includes debt discount, net of fair value adjustments previously recognized in acquisition purchase accounting.
All mortgage bonds and $740 million of the private activity bonds and government funded debt held by the Company’s subsidiaries were collateralized as of December 31, 2022.

Long-term debt indentures contain a number of covenants that, among other things, limit, subject to certain exceptions, AWCC from issuing debt secured by the Company’s consolidated assets. Certain long-term note indentures require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization (each as defined under the note indentures) of not more than 0.70 to 1.00. The ratio as of December 31, 2022, was 0.62 to 1.00. In addition, the Company has $891 million of notes which include the right to redeem the notes at par value, in whole or in part, from time to time, subject to certain restrictions, with a weighted average interest rate of 1.87%.
Presented in the table below are future sinking fund payments and debt maturities:

Amount
2023	$281
2024	476
2025	598
2026	443
2027	688
Thereafter	8,754
Presented in the table below are the issuances of long-term debt in 2022:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	4.45%	4.45%	2032	$800
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-1.75%	1.03%	2027-2042	22
Total issuances					$822
The Company incurred debt issuance costs of $7 million related to the above issuances.
Presented in the table below are the retirements and redemptions of long-term debt in 2022 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-2.31%	2.24%	2024-2031	$1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.50%	2022-2051	13
Other American Water subsidiaries	Mandatorily redeemable preferred stock	8.49%	8.49%	2022	1
Total retirements and redemptions					$15
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
One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as treasury lock agreements. The Company also reduces exposure to interest rates by managing commercial paper and debt maturities. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations and minimizes this risk by dealing only with leading, creditworthy financial institutions having long-term credit ratings of “A” or better.

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
In November and December 2022, the Company entered into four 10-year treasury lock agreements, with notional amounts totaling $100 million, to reduce interest rate exposure on debt expected to be issued in 2023. These treasury lock agreements terminate in January 2024, and have an average fixed rate of 3.56%. In January 2023, the Company entered into three additional 10-year treasury lock agreements, with notional amounts totaling $100 million, to reduce interest rate exposure on debt expected to be issued in 2023. These treasury lock agreements terminate in January 2024, and have an average fixed rate of 3.35%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2022, 2021 or 2020.
Note 12: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility, and, in the future, issuances of equity. Additionally, proceeds from the aforementioned sales of HOS and the Company’s New York subsidiary have been used primarily for capital investment in the Regulated Businesses. The revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 2027. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. Letters of credit are non-debt instruments maintained to provide credit support for certain transactions as requested by third parties. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods. As of December 31, 2022, AWCC had no outstanding borrowings and $78 million of outstanding letters of credit under the revolving credit facility, with $1.50 billion available to fulfill the Company’s short-term liquidity needs and to issue letters of credit. The Company regularly evaluates the capital markets and closely monitors the financial condition of the financial institutions with contractual commitments in its revolving credit facility. Interest rates on advances under the facility are based on a credit spread to the Secured Overnight Financing Rate (or applicable market replacement rate) or base rate, each determined in accordance with Moody Investors Service’s and S&P Global Ratings’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt.
On October 26, 2022, AWCC and certain lenders amended and restated the credit agreement with respect to the revolving credit facility to, among other things, increase the maximum commitments under the facility from $2.25 billion to $2.75 billion and to extend the expiration date of the facility from March 2025 to October 2027. Also, effective October 26, 2022, the maximum aggregate principal amount of short-term borrowings authorized under AWCC’s commercial paper program was increased from $2.10 billion to $2.60 billion.
On March 20, 2020, AWCC entered into a Term Loan Credit Agreement, by and among parent company, AWCC and the lenders party thereto (the “Term Loan Facility”). The Term Loan Facility commitments terminated at maturity on March 19, 2021, and the $500 million of principal outstanding under the Term Loan Facility was repaid in full. Borrowings under the Term Loan Facility bore interest at a variable annual rate based on LIBOR, plus a margin of 0.80%.
Short-term debt consists of commercial paper and credit facility borrowings totaling $1,177 million and $584 million as of December 31, 2022 and 2021, respectively, or net of discount $1,175 million and $584 million as of December 31, 2022 and 2021, respectively. The weighted average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.41%, for the year ended December 31, 2022. The weighted average interest rate on AWCC’s outstanding short-term borrowings was 0.20%, for the year ended December 31, 2021. As of December 31, 2022, there were no commercial paper borrowings outstanding with maturities greater than three months.

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, may be accessed through revolver draws.

	2021
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,100	$150	$2,250
Outstanding debt	(584)	(76)	(660)
Remaining availability as of December 31, 2021	$1,516	$74	$1,590
(a)Total remaining availability of $1.59 billion as of December 31, 2021, may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2022 and 2021, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
Available liquidity as of December 31, 2021	$116	$1,590	$1,706
Presented in the table below is the short-term borrowing activity for AWCC for the years ended December 31:

	2022	2021
Average borrowings	$505	$910
Maximum borrowings outstanding	1,177	1,647
Weighted average interest rates, as of December 31	4.41%	0.20%
The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2022 was 0.62 to 1.00.
None of the Company’s borrowings are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under AWCC’s revolving credit facility.
Note 13: General Taxes
Presented in the table below are the components of general tax expense for the years ended December 31:

	2022	2021	2020
Property and capital stock	$108	$149	$140
Gross receipts and franchise	124	121	116
Payroll	36	39	36
Other general	13	12	11
Total general taxes	$281	$321	$303

Note 14: Income Taxes
Presented in the table below are the components of income tax expense for the years ended December 31:

	2022	2021	2020
Current income taxes:
State	$26	$72	$8
Federal	82	75	—
Total current income taxes	$108	$147	$8
Deferred income taxes:
State	$24	$10	$49
Federal	57	221	159
Amortization of deferred investment tax credits	(1)	(1)	(1)
Total deferred income taxes	80	230	207
Provision for income taxes	$188	$377	$215
Presented in the table below is a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31:

	2022	2021	2020
Income tax at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes, net of federal taxes	4.1%	3.9%	4.8%
EADIT	(6.5)%	(3.6)%	(2.1)%
Tax impact due to the sale of HOS	—%	1.6%	—%
Other, net	0.1%	0.1%	(0.4)%
Effective tax rate	18.7%	23.0%	23.3%
Presented in the table below are the components of the net deferred tax liability as of December 31:

	2022	2021
Deferred tax assets:
Advances and contributions	$351	$439
Tax losses and credits	19	10
Regulatory income tax assets	203	301
Pension and other postretirement benefits	64	50
Other	140	144
Total deferred tax assets	777	944
Valuation allowance	(11)	(10)
Total deferred tax assets, net of allowance	$766	$934
Deferred tax liabilities:
Property, plant and equipment	$2,872	$3,087
Deferred pension and other postretirement benefits	64	69
Other	249	180
Total deferred tax liabilities	3,185	3,336
Total deferred tax liabilities, net of deferred tax assets	$(2,419)	$(2,402)
The Company recognized no federal net operating loss (“NOL”) carryforwards as of December 31, 2022 and 2021. The Company fully utilized its federal NOL carryforwards in 2021 due to the sale of HOS, and therefore, no valuation allowance is required.

As of December 31, 2022 and 2021, the Company had state NOLs of $240 million and $123 million, respectively, a portion of which are offset by a valuation allowance as the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards expire in 2023 through 2042.
The Company files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for years on or before 2015. The Company has state income tax examinations in progress and does not expect material adjustments to result.
Presented in the table below are the changes in gross liability, excluding interest and penalties, for unrecognized tax benefits:

Amount
Balance as of January 1, 2021	$122
Increases in current period tax positions	23
Decreases in prior period measurement of tax positions	(5)
Balance as of December 31, 2021	$140
Increases in current period tax positions	26
Decreases in prior period measurement of tax positions	(8)
Balance as of December 31, 2022	$158
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
If the Company sustains all of its positions as of December 31, 2022, an unrecognized tax benefit of $10 million, excluding interest and penalties, would impact the Company’s effective tax rate. The Company had an immaterial amount of interest and penalties related to its tax positions as of December 31, 2022 and 2021.
Presented in the table below are the changes in the valuation allowance:

Amount
Balance as of January 1, 2020	$21
Decreases in current period tax positions	(2)
Balance as of December 31, 2020	$19
Decreases in current period tax positions	(9)
Balance as of December 31, 2021	$10
Increases in current period tax positions	1
Balance as of December 31, 2022	$11
Note 15: Employee Benefits
Overview of Pension and Other Postretirement Benefits Plans
The Company maintains noncontributory defined benefit pension plans covering eligible employees of its regulated utility and shared services operations. Benefits under the plans are based on the employee’s years of service and compensation. The pension plans have been closed for all new employees. The pension plans were closed for most employees hired on or after January 1, 2006. Union employees hired on or after January 1, 2001, except for specific eligible groups specified in the plan, had their accrued benefit frozen and will be able to receive this benefit as a lump sum upon termination or retirement. Union employees hired on or after January 1, 2001, and non-union employees hired on or after January 1, 2006, are provided with a defined contribution plan that includes a 5.25% of base pay Company-funded defined contribution account. The Company does not participate in a multi-employer plan. The Company also has unfunded noncontributory supplemental nonqualified pension plans that provide additional retirement benefits to certain employees.

The Company’s pension funding practice is to contribute at least the greater of the minimum amount required by the Employee Retirement Income Security Act of 1974 or the normal cost. Further, the Company will consider additional cash contributions and/or available prefunding balances if needed to avoid “at risk” status and benefit restrictions under the Pension Protection Act of 2006 (“PPA”). The Company may also consider increased contributions, based on other financial requirements and the plans’ funded position. Pension expense in excess of the amount contributed to the pension plans is deferred by certain regulated subsidiaries pending future recovery in rates charged for utility services as contributions are made to the plans. See Note 3—Regulatory Matters for additional information. Pension plan assets are invested in a number of actively managed, commingled funds, and limited partnerships including equities, fixed income securities, guaranteed annuity contracts with insurance companies, real estate funds and real estate investment trusts (“REITs”).
In December 2022, the Company amended the American Water Pension Plan (“AWPP”), a tax-qualified defined benefit pension plan, to restructure it as of December 31, 2022. The restructuring involved the spin-off of certain inactive participants from the existing AWPP into a separate tax-qualified defined benefit pension plan, AWPP Inactive. Benefits offered to the plan participants remain unchanged. Actuarial gains and losses associated with AWPP Inactive will be amortized over the average remaining life expectancy of the inactive participants, which increases the amortization period from approximately 7 years to 18 years. The longer amortization period is expected to lower the Company’s pre-tax pension expense by approximately $5 million in 2023. The actuarial gains and losses associated with the AWPP will continue to be amortized over the average remaining service period for active participants. The Company remeasured the pension plan obligation and assets for each plan as of December 31, 2022.
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
Pension Plan Assets
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
The Company uses fair value for all classes of assets in the calculation of market-related value of plan assets. As of December 31, 2022, the fair values and asset allocations of the pension plan assets include the AWPP, AWPP Inactive, and the Shorelands Water Company, Inc. Pension Plan.
As a result of the sale of the Company’s New York subsidiary on January 1, 2022, there was a transfer of plan assets from the Company to Liberty. The assets transferred were not a significant percentage of the Company’s overall pension and other postretirement benefit plans.

Presented in the tables below are the fair values and asset allocations of the pension plan assets as of December 31, 2022 and 2021, respectively, by asset category:

Asset Category	2023 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2022
Cash		$36	$36	$—	$—	3%
Equity securities:	37%
U.S. large cap		142	142	—	—	10%
U.S. small cap		79	79	—	—	6%
International		386	2	264	120	27%
Real estate fund		154	—	—	154	11%
REITs		6	—	6	—	—%
Fixed income securities:	63%
U.S. Treasury securities and government bonds		126	119	7	—	9%
Corporate bonds		418	—	418	—	30%
Mortgage-backed securities		8	—	8	—	1%
Municipal bonds		21	—	21	—	1%
Long duration bond fund		3	—	3	—	—%
Guarantee annuity contracts		34	—	—	34	2%
Total	100%	$1,413	$378	$727	$308	100%

Asset Category	2022 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2021
Cash		$54	$54	$—	$—	3%
Equity securities:	50%
U.S. large cap		217	217	—	—	11%
U.S. small cap		113	113	—	—	6%
International		516	7	354	155	26%
Real estate fund		141	—	—	141	7%
REITs		9	—	9	—	—%
Fixed income securities:	50%
U.S. Treasury securities and government bonds		256	249	7	—	13%
Corporate bonds		601	—	601	—	30%
Mortgage-backed securities		9	—	9	—	—%
Municipal bonds		25	—	25	—	1%
Long duration bond fund		10	7	3	—	1%
Guarantee annuity contracts		40	—	—	40	2%
Total	100%	$1,991	$647	$1,008	$336	100%

Presented in the tables below are a reconciliation of the beginning and ending balances of the fair value measurements using significant unobservable inputs (Level 3) for 2022 and 2021, respectively:

Level 3
Balance as of January 1, 2022	$336
Actual return on assets	(1)
Purchases, issuances and settlements, net	(27)
Balance as of December 31, 2022	$308

Level 3
Balance as of January 1, 2021	$356
Actual return on assets	41
Purchases, issuances and settlements, net	(61)
Balance as of December 31, 2021	$336
Other Postretirement Benefit Plan Assets
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
Upon evaluating prior plan changes, Company funding and market performance, in December 2022, the Company completed plan amendments to spin-off and merge a portion of the American Water Retiree Welfare Plan (“Retiree Welfare Plan”), with and into the Company’s medical plan for active employees (“Active Medical Plan”), in order to repurpose the over-funded portion of the Bargained Retiree Voluntary Employees’ Beneficiary Association (“Bargained VEBA”) trust. Benefits offered to the plan participants remain unchanged. As a result of these changes, effective December 31, 2022, the Company transferred investment assets from the Bargained VEBA into the existing trust maintained for the benefit of Active Medical Plan participants (“Active VEBA”). The transfer of these Bargained VEBA investment assets into the Active VEBA permits access to approximately $194 million of assets for purposes of paying active union employee medical benefits. The Company recorded the transfer of assets as a negative contribution and therefore did not record a gain or loss, as permitted by accounting guidance. See Note 18—Fair Value of Financial Information, for additional information on accounting for the assets as investments in debt and equity securities as of December 31, 2022.
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
In order to minimize asset volatility relative to the liabilities, a portion of plan assets is allocated to long duration fixed income investments that are exposed to interest rate risk. Increases in interest rates generally will result in a decline in the value of fixed income assets while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities. Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process. For the Bargained VEBA trust, its asset structure is designed to meet the cash flows of the liabilities. This design reduces the plan’s exposure to changes in interest rates.
Actual allocations to each asset class vary from target allocations due to periodic investment strategy updates, market value fluctuations, the length of time it takes to fully implement investment allocations, and the timing of benefit payments and contributions. The asset allocation is rebalanced on a quarterly basis, if necessary. The Retiree Welfare Plan is funded by the Bargained VEBA trust, the Non-Bargained Retiree Voluntary Employees’ Beneficiary Association (“Non-Bargained VEBA”) trust, and the American Water Life Insurance Voluntary Employees’ Beneficiary Association (“Life VEBA”) Trust.

Presented in the tables below are the fair values and asset allocations of the postretirement benefit plan assets as of December 31, 2022 and 2021, respectively, by asset category:

Asset Category	2023 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2022
Bargained VEBA:
Cash		$3	$3	$—	$—	2%
Equity securities:	—%
U.S. large cap		—	—	—	—	—%
International		—	—	—	—	—%
Fixed income securities:	100%
U.S. Treasury securities and government bonds		131	72	59	—	97%
Long duration bond fund		1	1	—	—	1%
Total bargained VEBA	100%	$135	$76	$59	$—	100%
Non-bargained VEBA:
Cash		$1	$1	$—	$—	1%
Equity securities:	60%
U.S. large cap		40	40	—	—	34%
International		29	29	—	—	25%
Fixed income securities:	40%
Core fixed income bond fund (a)		47	—	47	—	40%
Total non-bargained VEBA	100%	$117	$70	$47	$—	100%
Life VEBA:
Cash		$2	$2	$—	$—	100%
Equity securities:	—%
U.S. large cap		—	—	—	—	—%
Fixed income securities:	100%
Core fixed income bond fund (a)		—	—	—	—	—%
Total life VEBA	100%	$2	$2	$—	$—	100%
Total	100%	$254	$148	$106	$—	100%
(a)Includes cash for margin requirements.

Asset Category	2022 Target Allocation	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of 12/31/2021
Bargained VEBA:
Cash		$10	$10	$—	$—	3%
Equity securities:	4%
U.S. large cap		18	18	—	—	5%
International		1	1	—	—	—%
Fixed income securities:	96%
U.S. Treasury securities and government bonds		363	279	84	—	91%
Long duration bond fund		5	5	—	—	1%
Total bargained VEBA	100%	$397	$313	$84	$—	100%
Non-bargained VEBA:
Cash		$2	$2	$—	$—	—%
Equity securities:	60%
U.S. large cap		54	54	—	—	39%
International		35	35	—	—	25%
Fixed income securities:	40%
Core fixed income bond fund (a)		49	—	49	—	36%
Total non-bargained VEBA	100%	$140	$91	$49	$—	100%
Life VEBA:
Cash		$1	$1	$—	$—	100%
Equity securities:	70%
U.S. large cap		$—	$—	$—	$—	—%
Fixed income securities:	30%
Core fixed income bond fund (a)		—	—	—	—	—%
Total life VEBA	100%	$1	$1	$—	$—	100%
Total	100%	$538	$405	$133	$—	100%
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

Benefit Obligations, Plan Assets and Funded Status
Presented in the table below is a rollforward of the changes in the benefit obligation and plan assets for the two most recent years, for all plans combined:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation as of January 1,	$2,294	$2,386	$342	$382
Service cost	30	36	3	4
Interest cost	64	64	10	10
Plan participants' contributions	—	—	3	2
Plan amendments	—	—	6	—
Actuarial loss (gain)	(582)	(46)	(77)	(26)
Divestiture	(86)	—	(4)	—
Settlements (a)	—	(6)	—	—
Gross benefits paid	(142)	(140)	(28)	(31)
Federal subsidy	—	—	—	1
Benefit obligation as of December 31,	$1,578	$2,294	$255	$342
Change in plan assets:
Fair value of plan assets as of January 1,	$1,991	$1,990	$538	$556
Actual return on plan assets	(401)	108	(68)	9
Employer contributions	39	39	12	1
Plan participants' contributions	—	—	3	2
VEBA transfer	—	—	(194)	—
Divestiture	(74)	—	(9)	—
Settlements (a)	—	(6)	—	—
Benefits paid	(142)	(140)	(28)	(30)
Fair value of plan assets as of December 31,	$1,413	$1,991	$254	$538
Funded value as of December 31,	$(165)	$(303)	$(1)	$196
Amounts recognized on the balance sheet:
Noncurrent asset	$75	$—	$—	$193
Current liability	(5)	(2)	—	—
Noncurrent liability	(235)	(285)	(1)	(1)
(Liabilities) assets related to assets held for sale (b)	—	(16)	—	4
Net amount recognized	$(165)	$(303)	$(1)	$196
(a)The Company paid $6 million of a lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan for the year ended December 31, 2021.
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

Presented in the table below are the components of accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2022	2021	2022	2021
Net actuarial loss	$289	$381	$45	$35
Prior service credit	(10)	(14)	(145)	(186)
Net amount recognized	$279	$367	$(100)	$(151)

Regulatory assets (liabilities)	$251	$317	$(100)	$(151)
Accumulated other comprehensive income	28	50	—	—
Total	$279	$367	$(100)	$(151)
Presented in the tables below are the aggregate projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with a projected obligation in excess of plan assets as of December 31, 2022 and 2021:

	Projected Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2022	2021
Projected benefit obligation	$872	$2,294
Fair value of plan assets	632	1,991

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2022	2021
Accumulated benefit obligation	$793	$2,138
Fair value of plan assets	632	1,991
The accumulated postretirement plan assets exceed benefit obligations for all of the Company’s other postretirement benefit plans, except for the Northern Illinois Retiree Welfare Plan, of which the accumulated postretirement benefit obligation is inconsequential for all periods presented.
Contributions
The PPA requires that defined benefit plans contribute to 100% of the current liability funding target over seven years. Defined benefit plans with a funding status of less than 80% of the current liability are defined as being “at risk” and additional funding requirements and benefit restrictions may apply. The Company’s qualified defined benefit plan is currently funded above the at-risk threshold, and therefore the Company expects that the plans will not be subject to the “at risk” funding requirements of the PPA. The Company is proactively monitoring the plan’s funded status and projected contributions under the law to appropriately manage the potential impact on cash requirements.
Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to or greater than the minimum required contributions or the normal cost in 2023 to the qualified pension plans. Contributions may be in the form of cash contributions as well as available prefunding balances.
Presented in the table below is information about the expected cash flows for the pension and postretirement benefit plans:

	Pension Benefits	Other Benefits
2023 expected employer contributions:
To plan trusts	$39	$—
To plan participants	5	—

Estimated Future Benefit Payments
Presented in the table below are the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2023	$117	$24	$1
2024	115	24	1
2025	117	25	1
2026	118	24	1
2027	119	24	1
2028-2032	585	108	3
Because the above amounts are net benefits, plan participants’ contributions have been excluded from the expected benefits.
Assumptions
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
Presented in the table below are the significant assumptions related to the pension and other postretirement benefit plans:

	Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020
Weighted average assumptions used to determine December 31 benefit obligations:
Discount rate	5.58%	2.94%	2.74%	5.60%	2.90%	2.56%
Rate of compensation increase	3.51%	3.51%	3.51%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				7.00% in 2023	6.00% in 2022	6.25% in 2021
				to 5.00% in 2031+	to 5.00% in 2026+	to 5.00% in 2026+
Weighted average assumptions used to determine net periodic cost:
Discount rate	2.94%	2.74%	3.44%	2.90%	2.56%	3.36%
Expected return on plan assets	6.50%	6.50%	6.50%	3.60%	3.67%	3.68%
Rate of compensation increase	3.51%	3.51%	2.97%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.00% in 2022	6.25% in 2021	6.50% in 2020
				to 5.00% in 2026+	to 5.00% in 2026+	to 5.00% in 2026+
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

The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns. The Company’s pension expense increases as the expected return on assets decreases. The Company used an expected return on plan assets of 6.50% to estimate its 2022 pension benefit costs, and an expected blended return based on weighted assets of 3.60% to estimate its 2022 other postretirement benefit costs.
For the years ended December 31, 2022 and 2021, the Company’s mortality assumption utilized the Pri-2012 base mortality table and the new MP-2021 mortality improvement scale. For the year ended December 31, 2020, the Company’s mortality assumption utilized the Pri-2012 base mortality table and the MP-2020 mortality improvement scale.
Components of Net Periodic Benefit Cost
Presented in the table below are the components of net periodic benefit costs for the years ended December 31:

	2022	2021	2020
Components of net periodic pension benefit cost:
Service cost	$30	$36	$31
Interest cost	64	64	73
Expected return on plan assets	(122)	(126)	(111)
Amortization of prior service (credit) cost	(3)	(3)	(3)
Amortization of actuarial loss	21	27	30
Settlements (a)	—	—	1
Net periodic pension benefit cost	$(10)	$(2)	$21
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(14)	$1	$12
Amortization of actuarial loss	(3)	(4)	(3)
Total recognized in other comprehensive income	(17)	(3)	9
Total recognized in net periodic benefit cost and other comprehensive income	$(27)	$(5)	$30
Components of net periodic other postretirement benefit (credit) cost:
Service cost	$3	$4	$4
Interest cost	10	10	12
Expected return on plan assets	(19)	(21)	(19)
Amortization of prior service credit	(31)	(32)	(34)
Amortization of actuarial loss	—	—	2
Net periodic other postretirement benefit (credit) cost	$(37)	$(39)	$(35)
(a)Due to the amount of lump sum payment distributions from the Company’s New York Water Service Corporation Pension Plan, settlement charges of less than $1 million were recorded for the year ended December 31, 2021. In accordance with existing regulatory accounting treatment, the Company has maintained the settlement charge in regulatory assets on the Consolidated Balance Sheets. The amount is being amortized in accordance with existing regulatory practice.
Savings Plans for Employees
The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006, the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company’s 401(k) savings plan expenses totaled $13 million, $14 million and $12 million for 2022, 2021 and 2020, respectively. Additionally, the Company’s 5.25% of base pay defined contribution benefit expenses totaled $16 million, $16 million and $15 million for 2022, 2021 and 2020, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employees.

Note 16: Commitments and Contingencies
Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $756 million as of December 31, 2022.
The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. Presented in the table below are the future annual commitments related to minimum quantities of purchased water having non-cancelable contracts:

Amount
2023	$68
2024	54
2025	53
2026	52
2027	52
Thereafter	501
The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. See Note 4—Revenue Recognition for additional information regarding the Company’s performance obligations.
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of December 31, 2022, the Company has accrued approximately $5 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $3 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 16—Commitments and Contingencies, will not have a material adverse effect on the Company.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of the West Relay pumping station located in the City of Dunbar, West Virginia and owned by WVAWC. The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking, but the water main was usable until June 29, 2015, to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was being completed safely on June 30, 2015. Water service was fully restored by July 1, 2015, to all customers affected by this event.
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

In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. In January 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. On July 5, 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. On August 26, 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 5, 2022 order. The Writ Petition has been supported by an amicus brief filed by certain water and utility industry trade groups. On February 9, 2023, the Supreme Court of Appeals accepted the Writ Petition by issuing a Rule to Show Cause and scheduling oral argument for April 26, 2023.
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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. On January 12, 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. On February 9, 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law.
TAWC and the Company believe that TAWC has meritorious defenses to the claims raised in this class action complaint, and TAWC is vigorously defending itself against these allegations. The Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of such losses related to this proceeding.
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with Orders to Reduce Carmel River Diversions—Monterey Peninsula Water Supply Project
Under a 2009 order (the “2009 Order”) of the State Water Resources Control Board (the “SWRCB”), the Company’s California subsidiary (“Cal Am”) is required to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. In 2016, the SWRCB issued an order (the “2016 Order,” and, together with the 2009 Order, the “Orders”) approving a deadline of December 31, 2021, for Cal Am’s compliance with these prior orders.
Cal Am is currently involved in developing the Monterey Peninsula Water Supply Project (the “Water Supply Project”), which includes the construction of a desalination plant, to be owned by Cal Am, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water and the Monterey Peninsula Water Management District (the “MPWMD”). The Water Supply Project is intended, among other things, to fulfill Cal Am’s obligations under the Orders.

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
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $206 million in aggregate costs as of December 31, 2022, related to the Water Supply Project, which includes $51 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. The amended and restated water purchase agreement for the GWR Project expansion is subject to review and approval of the CPUC, and in November 2021, Cal Am filed an application with the CPUC that sought review and approval of the amended and restated water purchase agreement. Cal Am also requested rate base treatment of the additional capital investment for certain Cal Am facilities required to maximize the water supply from the expansion to the GWR Project and a related Aquifer Storage and Recovery Project, totaling approximately $81 million. This requested amount is in addition to, and consistent in regulatory treatment with, the prior $50 million of cost recovery for facilities associated with the original water purchase agreement, which was approved by the CPUC in its 2016 final decision.
On December 5, 2022, the CPUC issued a final decision that authorizes Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities.
On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022 final decision. Cal Am is requesting recovery of its infrastructure costs for the GWR Project expansion that had not been included in the December 2022 final decision. Cal Am believes that the December 2022 final decision is contrary to the CPUC’s precedent and that obtaining recovery of these infrastructure costs is a key component of the GWR Project expansion and Cal Am’s ability to meet the future water supply needs of its customers in Monterey. This application remains pending.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the Orders, as well as the CPUC’s 2016 and 2018 final decisions, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $112 million in aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its 2016 and December 2022 final decisions.

Coastal Development Permit Application
In 2018, Cal Am submitted a coastal development permit application (the “Marina Application”) to the City of Marina (the “City”) for those project components of the Water Supply Project located within the City’s coastal zone. Members of the City’s Planning Commission, as well as City councilpersons, have publicly expressed opposition to the Water Supply Project. In May 2019, the City issued a notice of final local action based upon the denial by the Planning Commission of the Marina Application. Thereafter, Cal Am appealed this decision to the Coastal Commission, as permitted under the City’s code and the California Coastal Act. At the same time, Cal Am submitted an application (the “Original Jurisdiction Application”) to the Coastal Commission for a coastal development permit for those project components located within the Coastal Commission’s original jurisdiction. After Coastal Commission staff issued reports recommending denial of the Original Jurisdiction Application, noting potential impacts on environmentally sensitive habitat areas and wetlands and possible disproportionate impacts to communities of concern, in September 2020, Cal Am withdrew the Original Jurisdiction Application in order to address the staff’s environmental justice concerns. The withdrawal of the Original Jurisdiction Application did not impact Cal Am’s appeal of the City’s denial of the Marina Application, which remains pending before the Coastal Commission. In November 2020, Cal Am refiled the Original Jurisdiction Application.
On October 5, 2022, Cal Am announced a phasing plan for the proposed desalination plant component of the Water Supply Project. The desalination plant and slant wells originally approved by the CPUC would produce up to 6.4 million gallons of desalinated water per day. Under the phased approach, the facilities would initially be constructed to produce up to 4.8 million gallons per day of desalinated water, enough to meet anticipated demand through about 2030, and would limit the number of slant wells initially constructed. As demand increases in the future, desalination facilities would be expanded to meet the additional demand. The phased approach seeks to meet near-term demand by allowing for additional supply as it becomes needed, while also providing an opportunity for regional future public participation and was developed by Cal Am based on feedback received from the community.
On November 18, 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. On December 29, 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of the MPWSP slant wells. Cal Am is named as a real party in interest. This matter remains pending.
Following the issuance of the coastal development permit, Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2022, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2023 and future years may be impacted by a number of factors, including without limitation continued drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The Orders remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the Orders.
West Virginia Elk River Freedom Industries Chemical Spill
On June 8, 2018, the U.S. District Court for the Southern District of West Virginia granted final approval of a settlement class and global class action settlement (the “Settlement”) for all claims and potential claims by all class members (collectively, the “West Virginia Plaintiffs”) arising out of the January 2014 Freedom Industries, Inc. chemical spill in West Virginia. The effective date of the Settlement was July 16, 2018. Under the terms and conditions of the Settlement, WVAWC and certain other Company affiliated entities did not admit, and will not admit, any fault or liability for any of the allegations made by the West Virginia Plaintiffs in any of the actions that were resolved.
As of December 31, 2022, $0.5 million of the aggregate Settlement amount of $126 million remains reflected in accrued liabilities, and $0.5 million in an offsetting insurance receivable remains reflected in other current assets on the Consolidated Balance Sheets pending resolution of all asserted actual or potential claims associated with this matter. The amount reflected in accrued liabilities reflects the status of the liability and the offsetting insurance receivable reflected in other current assets, each as of as of December 31, 2022.

Note 17: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31:

	2022	2021	2020
Numerator:
Net income attributable to common shareholders	$820	$1,263	$709

Denominator:
Weighted average common shares outstanding—Basic	182	182	181
Effect of dilutive common stock equivalents	—	—	1
Weighted average common shares outstanding—Diluted	182	182	182
The effect of dilutive common stock equivalents is related to outstanding stock options, RSUs and PSUs granted under the Company’s 2007 Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Plan, as well as estimated shares to be purchased under the ESPP. Less than one million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2022, 2021 and 2020, because their effect would have been anti-dilutive under the treasury stock method.
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
Seller promissory note from the sale of HOS — The carrying amount reported on the Consolidated Balance Sheets for the seller promissory note from the sale of HOS is $720 million as of December 31, 2022 and 2021. This amount represents the principal amount owed under the seller note, for which the Company expects to receive full payment. The accounting fair value measurement of the seller note approximated $686 million and $720 million as of December 31, 2022 and 2021, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The seller note is classified as Level 3 within the fair value hierarchy.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of December 31, 2022
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	11,207	8,599	49	1,427	10,075

	As of December 31, 2021
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$4	$—	$—	$6	$6
Long-term debt (excluding finance lease obligations)	10,396	10,121	60	1,637	11,818
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
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$32	$—	$—	$32
Rabbi trust investments	21	—	—	21
Deposits	7	—	—	7
Other investments
Money market and other	61	—	—	61
Fixed-Income Securities	147	6	—	153
Contingent cash payment from the sale of HOS	—	—	72	72
Mark-to-market derivative asset	—	1	—	1
Total assets	268	7	72	347

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total net assets	$244	$7	$72	$323

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$21	$—	$—	$21
Rabbi trust investments	23	—	—	23
Deposits	27	—	—	27
Other investments	17	—	—	17
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	88	—	72	160

Liabilities:
Deferred compensation obligations	27	—	—	27
Total liabilities	27	—	—	27
Total net assets	$61	$—	$72	$133
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
Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of treasury lock agreements, classified as cash flow hedges, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility.
Other investments— As a result of the Retiree Welfare Plan changes discussed in Note 15—Employee Benefits, effective December 31, 2022, the Company transferred investment assets from the Bargained VEBA into the existing trust maintained for the benefit of the Active VEBA. The transfer of these Bargained VEBA investment assets into the Active VEBA permits access to approximately $194 million of assets for purposes of paying active union employee medical benefits.
The investments in the Active VEBA primarily consist of money market funds and available-for-sale fixed income securities. The money market and other investments have original maturities of three months or less when purchased. The fair value measurement of the money market and other investments is based on observable market prices and therefore included in the recurring fair value measurements hierarchy as Level 1. The available-for-sale fixed income securities are primarily investments in U.S. Treasury securities and government bonds. The majority of U.S. Treasury securities and government bonds have been categorized as Level 1 because they trade in highly-liquid and transparent markets. Certain U.S. Treasury securities are based on prices that reflect observable market information, such as actual trade information of similar securities, and are therefore categorized as Level 2, because the valuations are calculated using models which utilize actively traded market data that the Company can corroborate. The Company includes other investments of $67 million and $147 million in Other current assets and Other long-term assets, respectively, on the Consolidated Balance Sheet as of December 31, 2022. Other investments as of December 31, 2021, are included in other current assets on the Consolidated Balance Sheet.

The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of December 31, 2022, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$61
1 year - 5 years	79
5 years - 10 years	3
Greater than 10 years	10
Total	$153
Contingent cash payment from the sale of HOS—The Company’s contingent cash payment derivative included as part of the consideration from the sale of HOS is included in other current assets on the Consolidated Balance Sheets. The fair value of the contingent cash payment is $72 million, which is reflective of changes in the benchmark interest rate and estimated using the probability of the outcome of receipt of the $75 million, a Level 3 input.
Note 19: Leases
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $145 million and $146 million as of December 31, 2022 and 2021, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the finance lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2023 through 2027, and $45 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating and finance leases were $12 million, $13 million and $14 million for the years ended December 31, 2022, 2021 and 2020, respectively.
For the year ended December 31, 2022, cash paid for amounts in lease liabilities, which includes operating and financing cash flows from operating and finance leases, was $12 million. For the year ended December 31, 2022, ROU assets obtained in exchange for new operating lease liabilities was $5 million.
As of December 31, 2022, the weighted-average remaining lease term of the finance lease and operating leases were three years and 18 years, respectively, and the weighted-average discount rate of the finance lease and operating leases were 12% and 4%, respectively.
The future maturities of lease liabilities at December 31, 2022, are $9 million in 2023, $10 million in 2024, $8 million in 2025, $7 million in 2026, $6 million in 2027 and $76 million thereafter. At December 31, 2022, imputed interest was $39 million.

Note 20: Segment Information
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. The Regulated Businesses segment is the largest component of the Company’s business and includes subsidiaries that provide water and wastewater services to customers in 14 states.
The Company also operates other market-based businesses, primarily MSG, which provide water and wastewater services to the U.S. government on military installations, as well as municipalities. These market-based businesses do not meet the criteria of a reportable segment in accordance with GAAP, and are collectively presented throughout this Annual Report on Form 10-K within “Other,” which is consistent with how management assesses the results of these businesses. The Company’s former HOS business, which was sold in the fourth quarter of 2021, was included in “Market-Based Businesses” in the Company’s Form 10-K for the year ended December 31, 2021. As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and are shown as Other. Segment results for the years ended December 31, 2021 and 2020, have been adjusted retrospectively to reflect this change.
The accounting policies of the segments are the same as those described in Note 2—Significant Accounting Policies. The Regulated Businesses segment includes intercompany costs that are allocated by Service Company and intercompany interest that is charged by AWCC, both of which are eliminated to reconcile to the Consolidated Statements of Operations. Inter-segment revenues include the sale of water from a regulated subsidiary to market-based subsidiaries, leased office space, and furniture and equipment provided by the market-based subsidiaries to regulated subsidiaries. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the seller promissory note and income from the revenue share agreement from the sale of HOS, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. The adjustments related to the acquisitions are reported in Other as they are excluded from segment performance measures evaluated by management.
Presented in the tables below is summarized segment information as of and for the years ended December 31:

	2022
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,505	$287	$3,792
Depreciation and amortization	633	16	649
Total operating expenses, net	2,242	277	2,519
Interest expense	(314)	(119)	(433)
Interest income	2	50	52
Gain or (loss) on sale of businesses	—	19	19
Income before income taxes	1,042	(34)	1,008
Provision for income taxes	188	—	188
Net income attributable to common shareholders	854	(34)	820
Total assets	25,038	2,749	27,787
Cash paid for capital expenditures	2,284	13	2,297

	2021
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,384	$546	$3,930
Depreciation and amortization	601	35	636
Total operating expenses, net	2,227	507	2,734
Interest expense	(290)	(113)	(403)
Interest income	1	3	4
Gain or (loss) on sale of businesses	(1)	748	747
Income before income taxes	962	678	1,640
Provision for income taxes	172	205	377
Net income attributable to common shareholders	789	474	1,263
Total assets	23,365	2,710	26,075
Cash paid for capital expenditures	1,747	17	1,764

	2020
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,255	$522	$3,777
Depreciation and amortization	562	42	604
Total operating expenses, net	2,102	427	2,529
Interest expense	(293)	(104)	(397)
Interest income	2	—	2
Income before income taxes	932	(8)	924
Provision for income taxes	217	(2)	215
Net income attributable to common shareholders	715	(6)	709
Total assets	22,357	2,409	24,766
Cash paid for capital expenditures	1,804	18	1,822
Note 21: Unaudited Quarterly Data
Presented in the tables below are supplemental, unaudited, consolidated, quarterly financial data for each of the four quarters in the years ended December 31, 2022 and 2021, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$842	$937	$1,082	$931
Operating income	246	327	439	261
Net income attributable to common shareholders	158	218	297	147
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.87	$1.20	$1.63	$0.81
Diluted earnings per share:
Net income attributable to common shareholders	0.87	1.20	1.63	0.81
(a)Amounts may not sum due to rounding.

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$888	$999	$1,092	$951
Operating income	229	330	417	220
Net income attributable to common shareholders	133	207	278	645
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.73	$1.14	$1.53	$3.55
Diluted earnings per share:
Net income attributable to common shareholders	0.73	1.14	1.53	3.55
(a)Amounts may not sum due to rounding.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act as of the end of the period covered by this report.
Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by or under the supervision of the Company’s Chief Executive Officer and its Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect its transactions and dispositions of its assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and its directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of its assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, as of December 31, 2022, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On February 15, 2023, Karl F. Kurz, the Company’s Board Chair, was notified by George MacKenzie that Mr. MacKenzie does not wish to be considered as a candidate for re-election at the Company’s 2023 Annual Meeting of Shareholders. Mr. MacKenzie’s notification was not due to any known disagreement on any matter relating to the Company’s operations, policies or practices. Mr. MacKenzie has been a director of the Company since 2003 and served as Chairman of the Board from 2006 until 2018. He currently serves as a member of the Audit, Finance and Risk Committee and the Nominating/Corporate Governance Committee. The Company wishes to thank Mr. MacKenzie for his many years of service to the Board of Directors.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not set forth below or in Item 1—Business—Executive Officers of this Annual Report on Form 10-K, is incorporated by reference from the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Board of Directors and Corporate Governance” and “Proposal 1—Election of Directors.”
The Company has adopted a Code of Ethics, which applies to directors, officers and employees. The full text of the Code of Ethics is publicly available on the Company’s website at https://amwater.com. The Company intends to post on its website any amendments to the Code of Ethics and any waivers of such provisions granted to certain principal officers.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, under the captions entitled “Proposal 1—Election of Directors—Director Compensation Table,” “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the subsection “Pay Versus Performance”), “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (with the latter report being furnished, and not filed, in this Annual Report on Form 10-K).
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, under the captions entitled “Certain Beneficial Ownership Matters—Security Ownership of Management,” “Certain Beneficial Ownership Matters—Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, under the caption entitled “Board of Directors and Corporate Governance—Board Review of Related Person Transactions” and “Proposal 1—Election of Directors—Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2023 Annual Meeting of Shareholders, under the caption entitled “Proposal 4—Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 4—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Services Provided by Independent Registered Public Accounting Firm.”

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
3.Exhibits. The list of documents contained in “Exhibit Index” is provided in response to this Item 15(a). The warranties, representations and covenants contained in any of the agreements included or incorporated by reference herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s or its subsidiaries’ securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.
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

3.2
Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 8, 2022).

4.1
Indenture, dated as of October 22, 2007, between American Water Capital Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.4 to American Water Capital Corp.’s Registration Statement on Form S-4, File No. 333-148284, and American Water Works Company, Inc.’s Registration Statement on Form S-4, File No. 333-148284-01, filed December 21, 2007).

4.2
Indenture, dated as of December 4, 2009, between American Water Capital Corp. and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 3, 2010).

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

4.21
Officers’ Certificate of American Water Capital Corp., dated May 5, 2022, establishing the terms and authorizing the issuance of the 4.450% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 5, 2022).

4.22	Description of American Water Works Company, Inc.’s Equity Securities (filed herewith).
4.23
Note Purchase Agreement, dated May 15, 2008, between American Water Capital Corp. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 19, 2008) with respect to the 6.55% Series H Senior Notes due May 15, 2023.

10.1#
Third Amended and Restated Credit Agreement, dated as of October 26, 2022, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd., PNC Bank, National Association, and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed on October 31, 2022).

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

10.4*
Offer Letter for Employment, dated February 16, 2021, between American Water Works Company, Inc. and Cheryl Norton (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.5*
Offer Letter for Employment, dated January 21, 2022, between American Water Works Company, Inc. and James H. Gallegos (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.6*
Offer Letter for Employment, dated April 27, 2022, between American Water Works Company, Inc. and John C. Griffith (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 27, 2022).

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

10.8.1*
Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of June 1, 2018 (incorporated by reference to Exhibit 10.9.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2019).

10.8.2*
Amendment No. 2019-1 to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, as amended and restated, effective as of November 1, 2019 (incorporated by reference to Exhibit 4.1.2 to American Water Works Company, Inc.’s Registration Statement on Form S-8, File No. 333-235598, filed December 19. 2019).

10.9*
Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.10.1*
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
10.11*
Second Amended and Restated American Water Works Company, Inc. and its Designated Subsidiaries 2017 Nonqualified Employee Stock Purchase Plan, adopted on July 27, 2018, effective as of February 5, 2019 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 31, 2018).

10.12.1*
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

10.12.3*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.12.4*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.12.5*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.3.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 4, 2016).

10.12.6*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.2.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.12.7*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.2.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.12.8*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2013 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 7, 2013).

10.12.9*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.12.10*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 3, 2016).

10.13.1*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2017).

10.13.2*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.13.3*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.13.4*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant.(incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.13.5*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.13.6*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (for Chief Executive Officer and Chief Operating Officer) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.13.7*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.13.8*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.13.9*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.13.10*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.13.11*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.13.12*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.13.13*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.13.14*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.13.15*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-1 (corrected) (incorporated by reference to Exhibit 10.14.33 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.13.16*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.13.17*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.13.18*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

Exhibit Number	Exhibit Description
10.13.19*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-2 (incorporated by reference to Exhibit 10.14 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.13.20*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.13.21*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A-2 (for CEO and COO) (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.13.22*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A-3 (for M. Susan Hardwick) (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.13.23*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-1 (as amended) (filed herewith).
10.13.24*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-2 (as amended, for CEO and COO) (filed herewith).
10.13.25*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-3 (as amended, for M. Susan Hardwick) (filed herewith).
10.13.26*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form A (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.13.27*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form A (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.13.28*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.13.29*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.13.30*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.13.31*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 27, 2022).

10.13.32*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Stock Unit Grant Form for Non-Employee Directors elected on December 7, 2022 (filed herewith).
10.14*
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

10.16#*	American Water Works Company, Inc. Pension Plan for Employees, as amended and restated effective December 31, 2022 (filed herewith).
10.17#
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

10.18
Revenue Share Agreement, dated December 9, 2021, by and among American Water Works Company, Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC and American Water Resources Holdings, LLC (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 9, 2021).

21.1	Subsidiaries of American Water Works Company, Inc. (filed herewith).
22.1	Guaranteed Securities (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
32.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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
The Stock Purchase Agreement filed as Exhibit 2.1.1, the Membership Interest Purchase Agreement filed as Exhibit 2.2, and the Secured Seller Note Agreement filed as Exhibit 10.17 to this Annual Report on Form 10-K have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of February, 2023.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ M. SUSAN HARDWICK
M. Susan Hardwick
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 15th day of February, 2023, by the following persons in the capacities indicated.

/s/ M. SUSAN HARDWICK	/s/ JEFFREY N. EDWARDS
M. Susan Hardwick President and Chief Executive Officer (Principal Executive Officer and Director)	Jeffrey N. Edwards (Director)
/s/ JOHN C. GRIFFITH	/s/ MARTHA CLARK GOSS
John C. Griffith Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Martha Clark Goss (Director)
/s/ MELISSA K. WIKLE	/s/ KIMBERLY J. HARRIS
Melissa K. Wikle Chief Accounting Officer (Principal Accounting Officer)	Kimberly J. Harris (Director)
/s/ LAURIE P. HAVANEC	/s/ PATRICIA L. KAMPLING
Laurie P. Havanec (Director)	Patricia L. Kampling (Director)
/s/ JULIA L. JOHNSON	/s/ KARL F. KURZ
Julia L. Johnson (Director)	Karl F. Kurz (Board Chair)
/s/ GEORGE MACKENZIE	/s/ MICHAEL L. MARBERRY
George MacKenzie (Director)	Michael L. Marberry (Director)
/s/ JAMES G. STAVRIDIS
James G. Stavridis (Director)