Form 10-Q
period 2023-03-31
American Water Works Company, Inc.
filed 2023-04-26
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 20, 2023
Common Stock, par value $0.01 per share	194,643,611

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
The Company maintains a website at https://amwater.com, an Investor Relations website at https://ir.amwater.com, and a Diversity and Inclusion website at https://diversityataw.com. Information contained on the Company’s websites, including its Sustainability Report, its Inclusion, Diversity and Equity Reports, and other reports or documents, shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks.
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
•a loss of one or more large industrial or commercial customers due to adverse economic conditions or other factors;
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
•changes in federal or state general, income and other tax laws, including (i) future significant tax legislation or regulations, and (ii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs;
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
These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”) and in this Form 10-Q, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Property, plant and equipment	$30,214	$29,736
Accumulated depreciation	(6,582)	(6,513)
Property, plant and equipment, net	23,632	23,223
Current assets:
Cash and cash equivalents	213	85
Restricted funds	29	32
Accounts receivable, net of allowance for uncollectible accounts of $55 and $60, respectively	318	334
Income tax receivable	96	114
Unbilled revenues	289	275
Materials and supplies	103	98
Other	290	312
Total current assets	1,338	1,250
Regulatory and other long-term assets:
Regulatory assets	1,004	990
Seller promissory note from the sale of the Homeowner Services Group	720	720
Operating lease right-of-use assets	83	82
Goodwill	1,143	1,143
Other	366	379
Total regulatory and other long-term assets	3,316	3,314
Total assets	$28,286	$27,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,058,247 and 187,200,539 shares issued, respectively)	$2	$2
Paid-in-capital	8,519	6,824
Retained earnings	1,437	1,267
Accumulated other comprehensive loss	(23)	(23)
Treasury stock, at cost (5,414,795 and 5,342,477 shares, respectively)	(388)	(377)
Total common shareholders' equity	9,547	7,693
Long-term debt	10,485	10,926
Redeemable preferred stock at redemption value	2	3
Total long-term debt	10,487	10,929
Total capitalization	20,034	18,622
Current liabilities:
Short-term debt	—	1,175
Current portion of long-term debt	727	281
Accounts payable	193	254
Accrued liabilities	561	706
Accrued taxes	74	49
Accrued interest	114	91
Other	223	255
Total current liabilities	1,892	2,811
Regulatory and other long-term liabilities:
Advances for construction	321	316
Deferred income taxes and investment tax credits	2,483	2,437
Regulatory liabilities	1,568	1,590
Operating lease liabilities	70	70
Accrued pension expense	215	235
Other	192	202
Total regulatory and other long-term liabilities	4,849	4,850
Contributions in aid of construction	1,511	1,504
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$28,286	$27,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Operating revenues	$938	$842
Operating expenses:
Operation and maintenance	393	364
Depreciation and amortization	172	158
General taxes	78	74
Total operating expenses, net	643	596
Operating income	295	246
Other income (expense):
Interest expense	(115)	(100)
Interest income	14	13
Non-operating benefit costs, net	9	19
Other, net	11	15
Total other (expense) income	(81)	(53)
Income before income taxes	214	193
Provision for income taxes	44	35
Net income attributable to common shareholders	$170	$158

Basic earnings per share:
Net income attributable to common shareholders	$0.91	$0.87
Diluted earnings per share:
Net income attributable to common shareholders	$0.91	$0.87
Weighted-average common shares outstanding:
Basic	186	182
Diluted	186	182

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2023	2022
Net income attributable to common shareholders	$170	$158
Other comprehensive income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for the three months ended March 31, 2023 and 2022	—	1
Unrealized loss on cash flow hedges, net of tax of $0 for the three months ended March 31, 2023 and 2022	(2)	—
Unrealized gain on available-for-sale fixed-income securities, net of tax of $0 for the three months ended March 31, 2023 and 2022, respectively	2	—
Net other comprehensive income	—	1
Comprehensive income attributable to common shareholders	$170	$159
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$170	$158
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	172	158
Deferred income taxes and amortization of investment tax credits	26	(61)
Provision for losses on accounts receivable	3	4
Pension and non-pension postretirement benefits	1	(12)
Other non-cash, net	(36)	(3)
Changes in assets and liabilities:
Receivables and unbilled revenues	(1)	(6)
Pension and non-pension postretirement benefit contributions	(10)	(19)
Accounts payable and accrued liabilities	(60)	(110)
Accrued taxes	44	113
Other assets and liabilities, net	(24)	(68)
Net cash provided by operating activities	285	154
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(526)	(424)
Acquisitions, net of cash acquired	(4)	(5)
Net proceeds from sale of assets	—	608
Removal costs from property, plant and equipment retirements, net	(31)	(20)
Net cash (used in) provided by in investing activities	(561)	159
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	8	11
Repayments of long-term debt	(4)	(5)
Net proceeds from common stock financing	1,688	—
Net short-term borrowings (repayments) with maturities less than three months	(1,175)	(263)
Advances and contributions in aid of construction, net of refunds of $7 and $3 for the three months ended March 31, 2023 and 2022, respectively	10	21
Dividends paid	(119)	(109)
Other, net	(7)	(8)
Net cash provided by (used in) financing activities	401	(353)
Net increase (decrease) in cash, cash equivalents and restricted funds	125	(40)
Cash, cash equivalents and restricted funds at beginning of period	117	136
Cash, cash equivalents and restricted funds at end of period	$242	$96
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$338	$315
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Common stock issuances (a)	12.7	—	1,695	—	—	—	(11)	1,684
Net other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2023	200.1	$2	$8,519	$1,437	$(23)	(5.4)	$(388)	$9,547
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	158	—	—	—	158
Common stock issuances (a)	0.2	—	15	—	—	—	(12)	3
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2022	187.1	$2	$6,796	$1,083	$(44)	(5.3)	$(377)	$7,460
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2023, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and Notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2023:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance requires an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, as if it had originated the contracts. The amendments in this update also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.	January 1, 2023	Prospective	This standard did not have a material impact on the Consolidated Financial Statements
Troubled Debt Restructurings and Vintage Disclosures	The main provisions of this standard eliminate the receivables accounting guidance for troubled debt restructurings (“TDRs”) by creditors while enhancing disclosure requirements when a borrower is experiencing financial difficulty. Entities must apply the loan refinancing and restructuring guidance for receivables to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023	Prospective, with a modified retrospective option for amendments related to the recognition and measurement of TDRs.	This standard did not have a material impact on the Consolidated Financial Statements
Property, Plant and Equipment
The New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The Company was qualified to receive the tax credits over a 10-year period commencing in 2019.
In March 2023, the NJEDA issued the utilization certificate for the 2020 tax credits to the Company in the amount of $16 million. The Company sold these tax credits to external parties in March 2023 for $15 million. As a result, the Company had assets of $32 million and $97 million in Other current assets and Other long-term assets, respectively, on the Consolidated Balance Sheets as of March 31, 2023. The Company has made the necessary annual filing for the years ended December 31, 2021 and 2022.
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

Presented in the table below are the changes in the allowance for uncollectible accounts for the three months ended March 31:

	2023	2022
Balance as of January 1	$(60)	$(75)
Amounts charged to expense	(3)	(4)
Amounts written off	5	8
Other, net (a)	3	(1)
Balance as of March 31	$(55)	$(72)
(a)This portion of the allowance for uncollectible accounts is primarily related to COVID-19 related regulatory asset activity.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume and customer count, resulting from general rate case authorizations that became effective during 2023:

(In millions)	Effective Date	Amount
General rate cases by state:
Virginia	April 24, 2023 (a)	$11
Pennsylvania	January 28, 2023	138
Illinois	January 1, 2023	67
California, Step Increase	January 1, 2023	13
Total general rate case authorizations		$229
(a)Interim rates were effective May 1, 2022, and the difference between interim and final approved rates is subject to refund. The Virginia State Corporation Commission issued its final Order on April 24, 2023.
On April 24, 2023, the Virginia State Corporation Commission issued an order approving the settlement of the rate case filed on September 26, 2022, by the Company’s Virginia subsidiary. The general rate case order approved an $11 million annualized increase in water and wastewater revenues. Interim rates in this proceeding were effective on May 1, 2022, and the order requires that the difference between interim and the final approved rates is subject to refund within 90 days of the order issuance. The order approves the settlement terms with a return on equity of 9.7% and a common equity ratio of 40.7%. The annualized revenue increase is driven primarily by significant incremental capital investments since the Virginia subsidiary’s 2020 rate case order that have been completed or are planned through April 30, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order includes recovery of the Company’s Virginia subsidiary’s COVID-19 deferral balance. It also includes approval of the accounting deferral of deviations in pension and other postretirement benefits expense from those established in base rates, until the Company’s Virginia subsidiary’s next base rate case.
On December 8, 2022, the Pennsylvania Public Utility Commission issued an order approving the joint settlement of the rate case filed on April 29, 2022, by the Company’s Pennsylvania subsidiary. The general rate case order approved a $138 million annualized increase in water and wastewater revenues, excluding $24 million for previously approved infrastructure filings, and authorizes implementation of the new water and wastewater rates effective January 28, 2023. The rate case proceeding was resolved through a “black box” settlement agreement and did not specify an approved return on equity. The annualized revenue increase is driven primarily by significant incremental capital investments since the Pennsylvania subsidiary’s 2021 rate case order that will be completed through December 31, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order also includes recovery of the Company’s Pennsylvania subsidiary’s COVID-19 deferral balance.

On December 15, 2022, the Illinois Commerce Commission issued an order approving the adjustment of base rates requested in a rate case filed on February 10, 2022, by the Company’s Illinois subsidiary. As updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, the request sought $83 million in additional annualized revenues, excluding previously recovered infrastructure surcharges. The general rate case order approved a $67 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $18 million, effective January 1, 2023, based on an authorized return on equity of 9.8%, authorized rate base of $1.64 billion, a common equity ratio of 49.0% and a debt ratio of 51.0%. The annualized revenue increase is being driven primarily by significant water and wastewater system capital investments since the Illinois subsidiary’s 2017 rate case order that have been completed or are planned through December 31, 2023, expected higher pension and other postretirement benefit costs, and increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On March 31, 2023, the Company’s Indiana subsidiary filed a general rate case requesting $87 million in additional annualized revenues, excluding $41 million of revenue from infrastructure filings already approved, which includes three step increases, with $43 million of the increase to be included in rates in January 2024, $18 million in May 2024, and $26 million in May 2025. The general rate case is expected to be completed by the end of January 2024.
On July 1, 2022, the Company’s Missouri subsidiary filed a general rate case requesting an increase of $105 million in additional annualized revenues, excluding infrastructure surcharges at the time of filing of approximately $40 million. Subsequent to the filing of the general rate case, the Company’s Missouri subsidiary filed its semi-annual request for recovery of defined infrastructure investments within its Water and Sewer Infrastructure Rate Adjustment, which adjusted the amount of revenue recovered in the infrastructure surcharges to $51 million and a net annualized revenue increase request of $95 million in the general rate case. On March 3, 2023, a settlement agreement was filed with the Missouri Public Service Commission, reflecting a proposed increase of $44 million in additional annualized revenues, excluding $51 million for infrastructure surcharges. A final decision on this matter is expected in the second quarter of 2023.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million.
The Company’s California subsidiary submitted its application on May 3, 2021, to set its cost of capital for 2022 through 2024. On March 21, 2023, the California Public Utilities Commission (“CPUC”) issued a decision extending the deadline to August 10, 2023, for the cost of capital proceeding.
Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2023:

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
Indiana	(a)	$26
Missouri	January 16, 2023	14
Pennsylvania	January 1, 2023	3
West Virginia	January 1, 2023	7
Total infrastructure surcharge authorizations		$50
(a)In 2023, $20 million was effective March 23 and $6 million was effective March 8.

Pending Infrastructure Surcharge Filings
On March 15, 2023, the Company’s New Jersey subsidiary filed an infrastructure surcharge proceeding requesting $16 million in additional annualized revenues.
On March 1, 2023, the Company’s Kentucky subsidiary filed an infrastructure surcharge proceeding requesting $4 million in additional annualized revenues.
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
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (“NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company’s New Jersey subsidiary filed its brief in support of the appeal on March 4, 2022. Response and Reply briefs were filed on June 22, 2022, and August 4, 2022, respectively. Oral argument was held on March 22, 2023, and the Company expects a decision by the end of 2023. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
Note 4: Revenue Recognition
Disaggregated Revenues
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company also operates other businesses that provide water and wastewater services to the U.S. government on military installations, as well as municipalities, collectively presented throughout this Form 10-Q within “Other.”

Presented in the table below are operating revenues disaggregated for the three months ended March 31, 2023:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$460	$1	$461
Commercial	170	1	171
Fire service	39	—	39
Industrial	38	—	38
Public and other	56	—	56
Total water services	763	2	765
Wastewater services:
Residential	54	—	54
Commercial	14	—	14
Industrial	2	—	2
Public and other	6	—	6
Total wastewater services	76	—	76
Miscellaneous utility charges	8	—	8
Alternative revenue programs	—	9	9
Lease contract revenue	—	2	2
Total Regulated Businesses	847	13	860
Other	78	—	78
Total operating revenues	$925	$13	$938
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
Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In the Company’s Military Services Group (“MSG”), certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts, and are recognized as revenue when the associated performance obligations are satisfied.
Contract assets of $100 million and $86 million are included in unbilled revenues on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. There were $23 million of contract assets added during the three months ended March 31, 2023, and $9 million of contract assets were transferred to accounts receivable during the same period. There were $18 million of contract assets added during the three months ended March 31, 2022, and $11 million of contract assets were transferred to accounts receivable during the same period.
Contract liabilities of $85 million and $91 million are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively. There were $27 million of contract liabilities added during the three months ended March 31, 2023, and $33 million of contract liabilities were recognized as revenue during the same period. There were $36 million of contract liabilities added during the three months ended March 31, 2022, and $35 million of contract liabilities were recognized as revenue during the same period.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of March 31, 2023, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in the MSG and the Contract Services Group have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.1 billion as of March 31, 2023, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $576 million as of March 31, 2023, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions
During the three months ended March 31, 2023, the Company closed on five acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $3 million, which added approximately 1,400 water and wastewater customers. These transactions were accounted for as asset acquisitions, principally consisting of utility plant.
Pending Acquisitions
On April 6, 2023, the Company’s Illinois subsidiary entered into an agreement to acquire the assets of the wastewater treatment plant from the City of Granite City for $83 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 26,000 customer connections. The Company expects to close this acquisition by the end of 2023 or early 2024, pending regulatory approval.
Effective March 24, 2023, the Company’s Pennsylvania subsidiary acquired the rights to buy the wastewater system assets of the Township of Towamencin, for an aggregate purchase price of $104 million, subject to adjustment as provided in the asset purchase agreement. This system provides wastewater services to approximately 6,300 customer connections in seven townships in Montgomery County, Pennsylvania. The Company expects to close this acquisition by mid-year 2024, pending regulatory approval.
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
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in 2023.

Note 6: Shareholders’ Equity
Common Stock Offering
On March 3, 2023, the Company completed an underwritten public offering of an aggregate of 12,650,000 shares of its common stock. Upon closing of this offering, the Company received, after deduction of the underwriting discount and before deduction of offering expenses, net proceeds of approximately $1,688 million. The Company used the net proceeds of the offering to repay short-term commercial paper obligations of American Water Capital Corp. (“AWCC”), the wholly owned finance subsidiary of American Water, and for general corporate purposes.
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2023 and 2022, respectively:

	Defined Benefit Pension Plans			Loss on Cash Flow Hedges	Gain on Fixed-Income Securities	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2022	$(93)	$1	$70	$(1)	$—	$(23)
Other comprehensive income (loss) before reclassifications	—	—	—	(2)	2	—
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—	—
Net other comprehensive income (loss)	—	—	—	(2)	2	—
Balance as of March 31, 2023	$(93)	$1	$70	$(3)	$2	$(23)

Balance as of December 31, 2021	$(107)	$1	$67	$(6)	$—	$(45)
Other comprehensive income (loss) before reclassifications	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	—	—	1
Balance as of March 31, 2022	$(107)	$1	$68	$(6)	$—	$(44)
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
An unrealized gain (loss) on available-for-sale fixed-income securities is reclassified to net income upon sale of the securities as a realized gain or loss and is included in Other, net in the accompanying Consolidated Statements of Operations.
Dividends
On March 1, 2023, the Company paid a quarterly cash dividend of $0.6550 per share to shareholders of record as of February 7, 2023.
On April 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.7075 per share, payable on June 1, 2023, to shareholders of record as of May 9, 2023. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.

Note 7: Long-Term Debt
During the three months ended March 31, 2023, the Company’s regulated subsidiaries issued in the aggregate $8 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 0.74%, with a weighted average interest rate of 0.01%, maturing in 2025 through 2041. During the three months ended March 31, 2023, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $4 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 3.12%, a weighted average interest rate of 1.12%, and maturity dates ranging from 2024 to 2051.
The Company has entered into eleven 10-year treasury lock agreements, with notional amounts totaling $300 million, to reduce interest rate exposure on debt expected to be issued in 2023. These treasury lock agreements terminate in January 2024, and have an average fixed rate of 3.47%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2023 or 2022.
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility and issuances of equity. The revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 2027. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. As of March 31, 2023 and December 31, 2022, there were no borrowings and $78 million of outstanding letters of credit under the revolving credit facility.
At March 31, 2023, there was no outstanding short-term debt as the proceeds of the common stock offering were used to repay the short-term commercial paper obligations, see Note 6—Shareholders’ Equity for additional information relating to the common stock offering.
At December 31, 2022, short-term debt consisting of commercial paper borrowings totaled $1,177 million, or net of discount $1,175 million. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.41% and there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(78)	(78)
Remaining availability as of March 31, 2023	$2,600	$72	$2,672
(a)Total remaining availability of $2.67 billion as of March 31, 2023, may be accessed through revolver draws.

	As of December 31, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2023 and December 31, 2022, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of March 31, 2023	$213	$2,672	$2,885
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
Note 9: Income Taxes
The Company’s effective income tax rate was 20.6% and 18.1% for the three months ended March 31, 2023 and 2022, respectively. The increase in the Company’s effective income tax rate for the three months ended March 31, 2023, was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders. The amortization of EADIT is generally offset with reduction in revenue.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a Corporate Alternative Minimum Tax (“CAMT”) provision, effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1 billion. An applicable corporation must make several adjustments to net income when determining AFSI. During the first quarter of 2023, the Company evaluated the potential impacts of the CAMT provision within the IRA and believes it does not exceed the $1 billion AFSI threshold, and therefore, is not currently subject to CAMT in 2023. The Company is continuing to assess the impact of the initial guidance regarding the application of the CAMT and will continue to monitor as additional guidance is released.

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit credit:

	For the Three Months Ended March 31,
	2023	2022
Components of net periodic pension benefit cost (credit):
Service cost	$4	$8
Interest cost	22	16
Expected return on plan assets	(23)	(31)
Amortization of prior service credit	(1)	(1)
Amortization of actuarial loss	4	5
Net periodic pension benefit cost (credit)	$6	$(3)

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1
Interest cost	4	3
Expected return on plan assets	(3)	(5)
Amortization of prior service credit	(8)	(8)
Amortization of actuarial loss	1	—
Net periodic other postretirement benefit credit	$(5)	$(9)
The Company contributed $10 million and $9 million for the funding of its defined benefit pension plans for the three months ended March 31, 2023 and 2022, respectively. The Company expects to make pension contributions to the plan trusts of $29 million during the remainder of 2023.
There were no contributions for the three months ended March 31, 2023 and $10 million of contributions for the three months ended March 31, 2022 for the funding of the Company’s other postretirement benefit plans.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2023, the Company has accrued approximately $6 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $5 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of the West Relay pumping station located in the City of Dunbar, West Virginia and owned by the Company’s West Virginia subsidiary (“WVAWC”). The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking, but the water main was usable until June 29, 2015, to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was being completed safely on June 30, 2015. Water service was fully restored by July 1, 2015, to all customers affected by this event.

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
Cal Am’s ability to move forward on the Water Supply Project is subject to administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In September 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to $50 million in associated incurred costs, plus an allowance for funds used during construction (“AFUDC”), subject to meeting certain criteria.
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $218 million in aggregate costs as of March 31, 2023 related to the Water Supply Project, which includes $60 million in AFUDC.
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
On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022 final decision. On March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. The decision also provides Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the Orders, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $112 million in aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its 2016 final decision and its December 2022 final decision, as amended by its March 30, 2023 rehearing decision.

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
On November 18, 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. On December 29, 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of the slant wells. Cal Am is named as a real party in interest. This matter remains pending.
Following the issuance of the coastal development permit, Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2022, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2023 and future years may be impacted by a number of factors, including, without limitation, continued drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The Orders remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the Orders.
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
As of March 31, 2023, $0.5 million of the aggregate Settlement amount of $126 million remains reflected in accrued liabilities, and $0.5 million in an offsetting insurance receivable remains reflected in other current assets on the Consolidated Balance Sheets pending resolution of all asserted actual or potential claims associated with this matter. The amount reflected in accrued liabilities reflects the status of the liability and the offsetting insurance receivable reflected in other current assets, each as of as of March 31, 2023.

Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to common shareholders	$170	$158

Denominator:
Weighted-average common shares outstanding—Basic	186	182
Effect of dilutive common stock equivalents	—	—
Weighted-average common shares outstanding—Diluted	186	182
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2023 and 2022, because their effect would have been anti-dilutive under the treasury stock method.
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
Seller promissory note from the sale of the Homeowner Services Group (“HOS”) — The carrying amount reported on the Consolidated Balance Sheets for the seller promissory note, included as part of the consideration from the sale of HOS, is $720 million as of March 31, 2023 and December 31, 2022. This amount represents the principal amount owed under the seller note, for which the Company expects to receive full payment. The accounting fair value measurement of the seller note approximated $696 million and $686 million as of March 31, 2023 and December 31, 2022, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The seller note is classified as Level 3 within the fair value hierarchy.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of March 31, 2023
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	11,211	8,814	50	1,440	10,304

	As of December 31, 2022
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	11,207	8,599	49	1,427	10,075
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$29	$—	$—	$29
Rabbi trust investments	20	—	—	20
Deposits	8	—	—	8
Other investments
Money market and other	54	—	—	54
Fixed-Income Securities	148	7	—	155
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	259	7	72	338

Liabilities:
Deferred compensation obligations	24	—	—	24
Mark-to-market derivative liability	—	2	—	2
Total liabilities	24	2	—	26
Total assets	$235	$5	$72	$312

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$32	$—	$—	$32
Rabbi trust investments	21	—	—	21
Deposits	7	—	—	7
Other investments
Money market and other	61	—	—	61
Fixed-Income Securities	147	6	—	153
Contingent cash payment from the sale of HOS	—	—	72	72
Mark-to-market derivative asset	—	1	—	1
Total assets	268	7	72	347

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$244	$7	$72	$323
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
Other investments—The Company maintains a Voluntary Employees’ Beneficiary Association trust for purposes of paying active union employee medical benefits (“Active VEBA”). The investments in the Active VEBA trust primarily consist of money market funds and available-for-sale fixed income securities.
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

The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $64 million and $67 million in Other current assets, as of March 31, 2023 and December 31, 2022, respectively, and $146 million and $147 million in Other long-term assets, as of March 31, 2023 and December 31, 2022, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed income securities as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$153	$6	$4	$155

	As of December 31, 2022
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$153	$—	$—	$153
The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of March 31, 2023, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$61
1 year - 5 years	80
5 years - 10 years	3
Greater than 10 years	11
Total	$155
Contingent cash payment from the sale of HOS—The Company’s contingent cash payment derivative included as part of the consideration from the sale of HOS, payable upon satisfaction of certain conditions on or before December 31, 2023, is included in other current assets on the Consolidated Balance Sheets. The accounting fair value measurement of the contingent cash payment approximated $72 million, which is reflective of changes in the benchmark interest rate and estimated using the probability of the outcome of receipt of the $75 million, a Level 3 input.
Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 37 years, five years, and four years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $144 million and $145 million as of March 31, 2023 and December 31, 2022, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $3 million in 2023, $4 million in 2024 through 2027, and $45 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.

Rental expenses under operating leases were $3 million and $3 million for each of the three months ended March 31, 2023 and March 31, 2022, respectively.
For the three months ended March 31, 2023, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, were $3 million. For the three months ended March 31, 2023, there were ROU assets obtained in exchange for new operating lease liabilities of $2 million.
As of March 31, 2023, the weighted-average remaining lease term of the operating leases was 17 years, and the weighted-average discount rate of the operating leases was 4%.
The future maturities of lease liabilities as of March 31, 2023 were $8 million in 2023, $9 million in 2024, $9 million in 2025, $8 million in 2026, $6 million in 2027, and $76 million thereafter. As of March 31, 2023, imputed interest was $38 million.
Note 15: Segment Information
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. The Regulated Businesses segment also includes inter-segment revenues, costs and interest which are eliminated to reconcile to the Consolidated Statements of Operations.
The Company also operates other businesses, primarily MSG, that do not meet the criteria of a reportable segment in accordance with GAAP, and are collectively presented throughout this Form 10-Q within “Other,” which is consistent with how management assesses the results of these businesses. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the seller promissory note and income from the revenue share agreement from the sale of HOS, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. The adjustments related to the acquisitions are reported in Other as they are excluded from segment performance measures evaluated by management.
The seller promissory note from the sale of HOS has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $13 million of interest income from the seller note for each of the three months ended March 31, 2023 and 2022.
The Company recognized $3 million and $2 million of income during the three months ended March 31, 2023 and 2022, respectively, from the revenue share agreements from the sale of HOS, which is included in Other, net on the Consolidated Statements of Operations.

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended March 31, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$860	$78	$938
Depreciation and amortization	169	3	172
Total operating expenses, net	572	71	643
Interest expense	(87)	(28)	(115)
Interest income	1	13	14
Provision (benefit) for income taxes	46	(2)	44
Net income (loss) attributable to common shareholders	174	(4)	170
Total assets	25,626	2,660	28,286
Cash paid for capital expenditures	524	2	526

	As of or for the Three Months Ended March 31, 2022
	Regulated Businesses	Other	Consolidated
Operating revenues	$778	$64	$842
Depreciation and amortization	155	3	158
Total operating expenses, net	538	58	596
Interest expense	(70)	(30)	(100)
Interest income	—	13	13
Provision (benefit) for income taxes	36	(1)	35
Net income (loss) attributable to common shareholders	160	(2)	158
Total assets	22,973	2,721	25,694
Cash paid for capital expenditures	422	2	424

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements” and elsewhere in this Form 10-Q. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings.
Overview
American Water is the largest and most geographically diverse, publicly traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). The Company also operates other businesses not subject to economic regulation by state PUCs that provide water and wastewater services to the U.S. government on military installations, as well as municipalities, collectively presented throughout this Form 10-Q within “Other.” See Part I, Item 1—Business in the Company’s Form 10-K for additional information.
Financial Results
For the three months ended March 31, 2023, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $0.91, an increase of $0.04, as compared to the same period in the prior year. This increase was primarily driven by the implementation of new rates in the Regulated Businesses for the recovery of capital and acquisition investments, offset somewhat by impacts from inflationary pressures on production costs and higher interest costs.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company plans to invest approximately $2.9 billion across its footprint in 2023. During the first three months of 2023, the Company invested $538 million, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$532 million capital investment in the Regulated Businesses, the substantial majority for infrastructure improvements and replacements; and
•$3 million to fund acquisitions in the Regulated Businesses, which added approximately 1,400 customers, in addition to approximately 4,000 customers added through organic growth.
Effective March 24, 2023, the Company’s Pennsylvania subsidiary acquired the rights to buy the wastewater system assets of the Township of Towamencin, for an aggregate purchase price of $104 million, subject to adjustment as provided in the asset purchase agreement. This system provides wastewater services to approximately 6,300 customer connections in seven townships in Montgomery County, Pennsylvania. The Company expects to close this acquisition by mid-year 2024, pending regulatory approval.
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
On March 29, 2021, the Company’s New Jersey subsidiary entered into an agreement to acquire the water and wastewater assets of Egg Harbor City for $22 million. The water and wastewater systems currently serve approximately 1,500 customers each, or 3,000 combined, and are being sold through the New Jersey Water Infrastructure Protection Act process. The Company expects to close this acquisition in 2023.

As of March 31, 2023, the Company has entered into 27 agreements for pending acquisitions in the Regulated Businesses, including the agreements discussed above, to add approximately 48,200 additional customers.
On April 6, 2023, the Company’s Illinois subsidiary entered into an agreement to acquire the assets of the wastewater treatment plant from the City of Granite City for $83 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 26,000 customer connections. The Company expects to close this acquisition by the end of 2023 or early 2024, pending regulatory approval.
Other Matters
Environmental, Health and Safety, and Water Quality Regulation
On March 14, 2023, the United States Environmental Protection Agency (“EPA”) announced the proposed National Primary Drinking Water Regulation (“NPDWR”) for six per- and polyfluoroalkyl substances (“PFAS”) including perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), perfluorononanoic acid (“PFNA”), hexafluoropropylene oxide dimer acid (“HFPO-DA”, commonly known as “GenX Chemicals”), perfluorohexane sulfonic acid (“PFHxS”), and perfluorobutane sulfonic acid (“PFBS”). The proposed regulations would establish legally enforceable levels for PFAS in drinking water. While the Company has been anticipating the rulemaking, the Company is carefully reviewing the NPDWR to assess the four parts per trillion requirements for PFAS and the application of the Hazard Index approach for PFNA, PFBS, PFHxS, and GenX Chemicals. The Company’s review will inform the comments on the proposed rulemaking it plans to submit to the EPA by May 30, 2023.
The Company is evaluating the estimated capital expenditures for additional treatment over the next three to five years, including additional estimated operating expenses. The Company supports sound policies that will ensure compliance by all water utilities while protecting customers and communities from the costly burden of monitoring and mitigating PFAS. The Company continues to strongly advocate for policies that hold polluters accountable and is currently part of Multi-District Litigation against multiple PFAS manufacturers to ensure that the ultimate responsibility for the cleanup of these contaminants is attributed to the polluters.
Operational Excellence
The Company’s adjusted regulated operation and maintenance (“O&M”) efficiency ratio was 33.6% for the twelve months ended March 31, 2023, as compared to 33.9% for the twelve months ended March 31, 2022. The ratio reflects an increase in operating revenues for the Regulated Businesses, after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below, as well as the continued focus on operating costs.
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

Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended March 31,
(Dollars in millions)	2023	2022
Total operation and maintenance expenses	$1,619	$1,723
Less:
Operation and maintenance expenses—Other	258	403
Total operation and maintenance expenses—Regulated Businesses	1,361	1,320
Less:
Regulated purchased water expenses	153	155
Allocation of non-operation and maintenance expenses	26	29
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,182	$1,136

Total operating revenues	$3,889	$3,881
Less:
Operating revenues—Other	302	474
Total operating revenues—Regulated Businesses	3,587	3,407
Less:
Regulated purchased water revenues (a)	153	155
Revenue reductions from the amortization of EADIT	(85)	(102)
Adjusted operating revenues—Regulated Businesses (ii)	$3,519	$3,354

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	33.6%	33.9%
(a)The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the EADIT that are generally offset in income tax expense, assuming a constant water sales volume and customer count, resulting from general rate case authorizations that became effective during 2023:

(In millions)	Effective Date	Amount
General rate cases by state:
Virginia	April 24, 2023 (a)	$11
Pennsylvania	January 28, 2023	138
Illinois	January 1, 2023	67
California, Step Increase	January 1, 2023	13
Total general rate case authorizations		$229
(a)Interim rates were effective May 1, 2022, and the difference between interim and final approved rates is subject to refund. The Virginia State Corporation Commission issued its final Order on April 24, 2023.
On April 24, 2023, the Virginia State Corporation Commission issued an order approving the settlement of the rate case filed on September 26, 2022, by the Company’s Virginia subsidiary. The general rate case order approved an $11 million annualized increase in water and wastewater revenues. Interim rates in this proceeding were effective on May 1, 2022, and the order requires that the difference between interim and the final approved rates is subject to refund within 90 days of the order issuance. The order approves the settlement terms with a return on equity of 9.7% and a common equity ratio of 40.7%. The annualized revenue increase is driven primarily by significant incremental capital investments since the Virginia subsidiary’s 2020 rate case order that have been completed or are planned through April 30, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order includes recovery of the Company’s Virginia subsidiary’s COVID-19 deferral balance. It also includes approval of the accounting deferral of deviations in pension and other postretirement benefits expense from those established in base rates, until the Company’s Virginia subsidiary’s next base rate case.
On December 8, 2022, the Pennsylvania Public Utility Commission issued an order approving the joint settlement of the rate case filed on April 29, 2022, by the Company’s Pennsylvania subsidiary. The general rate case order approved a $138 million annualized increase in water and wastewater revenues, excluding $24 million for previously approved infrastructure filings, and authorizes implementation of the new water and wastewater rates effective January 28, 2023. The rate case proceeding was resolved through a “black box” settlement agreement and did not specify an approved return on equity. The annualized revenue increase is driven primarily by significant incremental capital investments since the Pennsylvania subsidiary’s 2021 rate case order that will be completed through December 31, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order also includes recovery of the Company’s Pennsylvania subsidiary’s COVID-19 deferral balance.
On December 15, 2022, the Illinois Commerce Commission issued an order approving the adjustment of base rates requested in a rate case filed on February 10, 2022, by the Company’s Illinois subsidiary. As updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, the request sought $83 million in additional annualized revenues, excluding previously recovered infrastructure surcharges. The general rate case order approved a $67 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $18 million, effective January 1, 2023, based on an authorized return on equity of 9.8%, authorized rate base of $1.64 billion, a common equity ratio of 49.0% and a debt ratio of 51.0%. The annualized revenue increase is being driven primarily by significant water and wastewater system capital investments since the Illinois subsidiary’s 2017 rate case order that have been completed or are planned through December 31, 2023, expected higher pension and other postretirement benefit costs, and increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On March 31, 2023, the Company’s Indiana subsidiary filed a general rate case requesting $87 million in additional annualized revenues, excluding $41 million of revenue from infrastructure filings already approved, which includes three step increases, with $43 million of the increase to be included in rates in January 2024, $18 million in May 2024, and $26 million in May 2025. The general rate case is expected to be completed by the end of January 2024.

On July 1, 2022, the Company’s Missouri subsidiary filed a general rate case requesting an increase of $105 million in additional annualized revenues, excluding infrastructure surcharges at the time of filing of approximately $40 million. Subsequent to the filing of the general rate case, the Company’s Missouri subsidiary filed its semi-annual request for recovery of defined infrastructure investments within its Water and Sewer Infrastructure Rate Adjustment, which adjusted the amount of revenue recovered in the infrastructure surcharges to $51 million and a net annualized revenue increase request of $95 million in the general rate case. On March 3, 2023, a settlement agreement was filed with the Missouri Public Service Commission, reflecting a proposed increase of $44 million in additional annualized revenues, excluding $51 million for infrastructure surcharges. A final decision on this matter is expected in the second quarter of 2023.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million.
The Company’s California subsidiary submitted its application on May 3, 2021, to set its cost of capital for 2022 through 2024. On March 21, 2023, the California Public Utilities Commission (“CPUC”) issued a decision extending the deadline to August 10, 2023, for the cost of capital proceeding.
Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant water sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2023:

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
Indiana	(a)	$26
Missouri	January 16, 2023	14
Pennsylvania	January 1, 2023	3
West Virginia	January 1, 2023	7
Total infrastructure surcharge authorizations		$50
(a)In 2023, $20 million was effective March 23 and $6 million was effective March 8.
Pending Infrastructure Surcharge Filings
On March 15, 2023, the Company’s New Jersey subsidiary filed an infrastructure surcharge proceeding requesting $16 million in additional annualized revenues.
On March 1, 2023, the Company’s Kentucky subsidiary filed an infrastructure surcharge proceeding requesting $4 million in additional annualized revenues.

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
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (“NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company’s New Jersey subsidiary filed its brief in support of the appeal on March 4, 2022. Response and Reply briefs were filed on June 22, 2022, and August 4, 2022, respectively. Oral argument was held on March 22, 2023, and the Company expects a decision by the end of 2023. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended March 31,
	2023	2022
(In millions)
Operating revenues	$938	$842
Operating expenses:
Operation and maintenance	393	364
Depreciation and amortization	172	158
General taxes	78	74
Total operating expenses, net	643	596
Operating income	295	246
Other income (expense):
Interest expense	(115)	(100)
Interest income	14	13
Non-operating benefit costs, net	9	19
Other, net	11	15
Total other (expense) income	(81)	(53)
Income before income taxes	214	193
Provision for income taxes	44	35
Net income attributable to common shareholders	$170	$158

Segment Results of Operations
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. The Company also operates other businesses, primarily MSG, that do not meet the criteria of a reportable segment in accordance with GAAP, and are collectively presented throughout this Form 10-Q within “Other.” Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the seller promissory note and income from the revenue share agreement from the sale of HOS, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. This presentation is consistent with how management assesses the results of these businesses.
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended March 31,
	2023	2022
(In millions)
Operating revenues	$860	$778
Operation and maintenance	330	315
Depreciation and amortization	169	155
General taxes	73	68
Other income (expenses)	(68)	(44)
Provision for income taxes	46	36
Net income attributable to common shareholders	174	160
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended March 31,
	2023	2022
(In millions)
Water services:
Residential	$461	$428
Commercial	171	153
Fire service	39	36
Industrial	38	36
Public and other	65	59
Total water services	774	712
Wastewater services:
Residential	54	41
Commercial	14	10
Industrial	2	1
Public and other	6	3
Total wastewater services	76	55
Other (a)	10	11
Total operating revenues	$860	$778
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended March 31,
	2023	2022
(Gallons in millions)
Billed water services volumes:
Residential	33,808	34,160
Commercial	16,836	16,339
Industrial	8,840	8,619
Fire service, public and other	11,688	11,756
Total billed water services volumes	71,172	70,874
For the three months ended March 31, 2023, operating revenues increased $82 million, primarily due to a $71 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states and an $11 million increase from water and wastewater acquisitions, as well as organic growth in existing systems.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended March 31,
	2023	2022
(In millions)
Employee-related costs	$129	$126
Production costs	93	84
Operating supplies and services	57	57
Maintenance materials and supplies	22	22
Customer billing and accounting	13	13
Other	16	13
Total	$330	$315
For the three months ended March 31, 2023, operation and maintenance expense increased $15 million, primarily due to inflationary pressures which resulted in increased fuel, power, and chemicals costs.
Depreciation and Amortization
For the three months ended March 31, 2023, depreciation and amortization increased $14 million, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
For the three months ended March 31, 2023, general taxes increased $5 million, primarily due to an increase in the New Jersey Gross Receipts Tax and incremental property taxes.
Other Income (Expenses)
For the three months ended March 31, 2023, other (expenses) increased $24 million, primarily due to higher interest expense as a result of an $800 million long-term debt issuance in May 2022 and higher interest rates on short-term debt. The increase was also due to higher net periodic pension and other postretirement benefit costs in the current period.
Provision for Income Taxes
For the three months ended March 31, 2023, the Regulated Businesses’ provision for income taxes increased $10 million. The Regulated Businesses’ effective income tax rate was 20.9% and 18.4% for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders. The amortization of EADIT is generally offset with a reduction in revenue.

Other
Presented in the table below is information for Other:

	For the Three Months Ended March 31,
	2023	2022
(In millions)
Operating revenues	$78	$64
Operation and maintenance	63	50
Depreciation and amortization	3	3
Interest expense	(28)	(30)
Interest income	13	13
Provision (benefit) for income taxes	(2)	(1)
Net loss attributable to common shareholders	(4)	(2)
Operating Revenues
For the three months ended March 31, 2023, operating revenues increased $14 million, due primarily to the increase in capital projects in MSG, primarily at the United States Military Academy at West Point, New York and revenue for Naval Station Mayport in Jacksonville, Florida, awarded on June 30, 2022, with the performance start date for operation on March 1, 2023.
Operation and Maintenance
For the three months ended March 31, 2023, operation and maintenance expense increased $13 million, primarily due to cost associated with increased capital projects in MSG and expenses for Naval Station Mayport, as discussed above.
Legislative Updates
During 2023, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of April 26, 2023:
•California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022 and was effective on January 1, 2023.
•Indiana passed House Bill 1417, which allows for deferred accounting and subsequent recovery through rates of regulatory assets, with or without Indiana Utility Regulatory Commission (the “IURC”) approval. There are several requirements: (i) the costs must be deferred as a regulatory asset, (ii) only incremental costs may be deferred, and (iii) the IURC must find the costs to be reasonable and prudent. Legislation was signed by the Governor and became effective on April 20, 2023.
During 2023, the Company’s regulatory jurisdictions passed the following legislation, which is not yet effective as of April 26, 2023:
•Indiana passed Senate Bill 180, which allows for consolidated revenue to support post-acquisition capital improvements in wastewater systems via a service enhancement improvement recovery mechanism.
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
By letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. Notwithstanding the denial by LAFCO of the MPWMD’s application seeking to be a retail water provider, the MPWMD notified Cal Am by letter dated April 3, 2023, of its offer to purchase the Monterey system assets for $448.8 million. Cal Am’s response is due by April 30, 2023, and it currently plans to reject the offer. The MPWMD has reserved its right to determine whether to acquire the Monterey system assets through the exercise of eminent domain. For more information on the lawsuit against LAFCO, see Item 3—Legal Proceedings in the Form 10-K and Part II, Item 1—Legal Proceedings—Proposed Acquisition of Monterey System Assets—Local Area Formation Commission Litigation in this Form 10-Q.
Also, five municipalities in the Chicago, Illinois area (approximately 30,300 customers in total) formed a water agency and filed an eminent domain lawsuit against the Company in January 2013, seeking to condemn the water pipeline that serves those five municipalities. During a valuation trial held in January 2023, the parties settled the lawsuit and the water agency dismissed the eminent domain case, and as a result the Company will retain the pipeline. As part of the dismissal, the Company’s Illinois subsidiary and another subsidiary entered into a settlement agreement with the water agency agreeing to, among other things, maintain through December 31, 2027, the utility-specific wholesale water rate passed through to customers of the pipeline, such that the rate, exclusive of other pass-through charges, remains no higher than the current rate.
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
Tax Matters
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a Corporate Alternative Minimum Tax (“CAMT”) provision, effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1 billion. An applicable corporation must make several adjustments to net income when determining AFSI. During the first quarter of 2023, the Company evaluated the potential impacts of the CAMT provision within the IRA and believes it does not exceed the $1 billion AFSI threshold, and therefore, is not currently subject to CAMT in 2023. The Company is continuing to assess the impact of the initial guidance regarding the application of the CAMT and will continue to monitor as additional guidance is released.

Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, and, if and to the extent necessary, borrowings under American Water Capital Corp.’s (“AWCC”) revolving credit facility, and issuances of equity.
The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity issuances, in addition to the remaining proceeds from the sale of HOS. The remaining proceeds from the sale of HOS include receipt of a seller promissory note, plus interest, and a contingent cash payment payable upon satisfaction of certain conditions on or before December 31, 2023. If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
On March 3, 2023, the Company completed an underwritten public offering of an aggregate of 12,650,000 shares of its common stock. Upon closing of this offering, the Company received, after deduction of the underwriting discount and before deduction of offering expenses, net proceeds of approximately $1,688 million. The Company used the net proceeds of the offering to repay short-term commercial paper obligations of AWCC, the wholly owned finance subsidiary of American Water, and for general corporate purposes.
The Company’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.60 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of March 31, 2023 and December 31, 2022, there were no borrowings and $78 million of outstanding letters of credit under the revolving credit facility. At March 31, 2023, there was no outstanding short-term debt as the proceeds of the equity securities offering were used to repay the short-term commercial paper obligations. At December 31, 2022, the weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.41%.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility as of March 31, 2023 and December 31, 2022, as well as the available capacity for each:

	As of March 31, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(78)	(78)
Remaining availability as of March 31, 2023	$2,600	$72	$2,672
(a)Total remaining availability of $2.67 billion as of March 31, 2023, may be accessed through revolver draws.

	As of December 31, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, may be accessed through revolver draws.

Presented in the table below is the Company’s total available liquidity as of March 31, 2023 and December 31, 2022, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of March 31, 2023	$213	$2,672	$2,885
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
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
The Company has entered into eleven 10-year treasury lock agreements, with notional amounts totaling $300 million, to reduce interest rate exposure on debt expected to be issued in 2023. These treasury lock agreements terminate in January 2024, and have an average fixed rate of 3.47%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2023 or 2022.
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Three Months Ended March 31,
	2023	2022
(In millions)
Net income	$170	$158
Add (less):
Depreciation and amortization	172	158
Deferred income taxes and amortization of investment tax credits	26	(61)
Other non-cash activities (a)	(32)	(11)
Changes in working capital (b)	(41)	(71)
Pension and non-pension postretirement benefit contributions	(10)	(19)
Net cash provided by operating activities	$285	$154
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
For the three months ended March 31, 2023, cash provided by operating activities increased $131 million, primarily due to changes in deferred taxes and working capital. The change in deferred taxes was driven by the settlement of the deferred tax liability related to the Company’s New York regulated operations that was sold in the first quarter of 2022. Partially offset by the change in other non-cash activities including activity in regulatory accounts and pension and non-pension postretirement benefits.

Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Three Months Ended March 31,
	2023	2022
(In millions)
Net capital expenditures	$(526)	$(424)
Acquisitions, net of cash acquired	(4)	(5)
Net proceeds from sale of assets	—	608
Other investing activities, net (a)	(31)	(20)
Net cash (used in) provided by investing activities	$(561)	$159
(a)Includes removal costs from property, plant and equipment retirements.
For the three months ended March 31, 2023, cash used in investing activities increased $720 million, primarily due to proceeds received from the sale of the Company's New York operations in the first quarter of 2022 and increased payments for capital expenditures and acquisitions. The Company plans to invest approximately $2.9 billion across its footprint in 2023.
Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Three Months Ended March 31,
	2023	2022
(In millions)
Proceeds from long-term debt	$8	$11
Repayments of long-term debt	(4)	(5)
Net proceeds from common stock financing	1,688	—
Net short-term borrowings (repayments) with maturities less than three months	(1,175)	(263)
Dividends paid	(119)	(109)
Other financing activities, net (a)	3	13
Net cash provided by (used in) financing activities	$401	$(353)
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the three months ended March 31, 2023, cash provided by financing activities increased $754 million, primarily due to the common stock offering. This was partially offset by repayment in full of the short-term commercial paper obligations during the first quarter of 2023.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2023, the Company’s ratio was 0.54 to 1.00 and therefore the Company was in compliance with the covenants.

Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of April 26, 2023, as issued by Moody’s Investors Service on December 19, 2022, and S&P Global Ratings on February 6, 2023:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. There have been no significant changes to the Company’s exposure to market risk since December 31, 2022.

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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Item 3—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
On March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. The decision also provides Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $112 million in aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its 2016 final decision and its December 2022 final decision, as amended by its March 30, 2023 rehearing decision.
Test Slant Well Permitting
The application for extension of the State Lands Commission lease was approved, and the lease will now expire on December 16, 2027.
Proposed Acquisition of Monterey System Assets — Local Area Formation Commission Litigation
Notwithstanding the denial by LAFCO of the MPWMD’s application seeking to be a retail water provider, which is currently being challenged by the MPWMD, the MPWMD notified Cal Am by letter dated April 3, 2023, of its offer to purchase the Monterey system assets for $448.8 million. Cal Am’s response is due by April 30, 2023, and it currently plans to reject the offer. The MPWMD has reserved its right to determine whether to acquire the Monterey system assets through the exercise of eminent domain.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Item 1A—Risk Factors in the Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. There have been no material changes from the risk factors previously disclosed in Item 1A—Risk Factors in the Form 10-K.
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
The Company did not repurchase shares of common stock during the three months ended March 31, 2023. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2023, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.

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

3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed December 8, 2022).
*10.1	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Restricted Stock Unit Grant.
*10.2	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Restricted Stock Unit Grant (for CEO, CFO and COO).
*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form A-1.
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form A-2 (for CEO, CFO and COO).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form B-1.
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form B-2 (for CEO, CFO and COO).
*31.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of April, 2023.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick President and Chief Executive Officer (Principal Executive Officer)
By	/s/ JOHN C. GRIFFITH
John C. Griffith Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)