Form 10-Q
period 2023-06-30
American Water Works Company, Inc.
filed 2023-07-26
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 20, 2023
Common Stock, par value $0.01 per share	194,668,641

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
The Company maintains a website at https://amwater.com, an Investor Relations website at https://ir.amwater.com, and a Diversity and Inclusion website at https://diversityataw.com. Information contained on the Company’s websites, including its Sustainability Report, its Inclusion, Diversity and Equity Report, and other reports or documents, shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks.
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Property, plant and equipment	$30,815	$29,736
Accumulated depreciation	(6,627)	(6,513)
Property, plant and equipment, net	24,188	23,223
Current assets:
Cash and cash equivalents	794	85
Restricted funds	30	32
Accounts receivable, net of allowance for uncollectible accounts of $52 and $60, respectively	352	334
Income tax receivable	74	114
Unbilled revenues	331	275
Materials and supplies	109	98
Other	299	312
Total current assets	1,989	1,250
Regulatory and other long-term assets:
Regulatory assets	1,020	990
Seller promissory note from the sale of the Homeowner Services Group	720	720
Operating lease right-of-use assets	83	82
Goodwill	1,143	1,143
Other	353	379
Total regulatory and other long-term assets	3,319	3,314
Total assets	$29,496	$27,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,083,363 and 187,200,539 shares issued, respectively)	$2	$2
Paid-in-capital	8,529	6,824
Retained earnings	1,580	1,267
Accumulated other comprehensive loss	(22)	(23)
Treasury stock, at cost (5,414,838 and 5,342,477 shares, respectively)	(388)	(377)
Total common shareholders' equity	9,701	7,693
Long-term debt	11,607	10,926
Redeemable preferred stock at redemption value	2	3
Total long-term debt	11,609	10,929
Total capitalization	21,310	18,622
Current liabilities:
Short-term debt	—	1,175
Current portion of long-term debt	579	281
Accounts payable	246	254
Accrued liabilities	575	706
Accrued taxes	65	49
Accrued interest	91	91
Other	208	255
Total current liabilities	1,764	2,811
Regulatory and other long-term liabilities:
Advances for construction	333	316
Deferred income taxes and investment tax credits	2,549	2,437
Regulatory liabilities	1,524	1,590
Operating lease liabilities	70	70
Accrued pension expense	209	235
Other	204	202
Total regulatory and other long-term liabilities	4,889	4,850
Contributions in aid of construction	1,533	1,504
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$29,496	$27,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues	$1,097	$937	$2,035	$1,779
Operating expenses:
Operation and maintenance	419	376	812	740
Depreciation and amortization	174	163	346	321
General taxes	73	71	151	145
Other	(1)	—	(1)	—
Total operating expenses, net	665	610	1,308	1,206
Operating income	432	327	727	573
Other income (expense):
Interest expense	(110)	(106)	(225)	(206)
Interest income	15	12	29	25
Non-operating benefit costs, net	8	20	17	39
Other, net	12	17	23	32
Total other (expense) income	(75)	(57)	(156)	(110)
Income before income taxes	357	270	571	463
Provision for income taxes	77	52	121	87
Net income attributable to common shareholders	$280	$218	$450	$376

Basic earnings per share:
Net income attributable to common shareholders	$1.44	$1.20	$2.37	$2.07
Diluted earnings per share:
Net income attributable to common shareholders	$1.44	$1.20	$2.37	$2.07
Weighted-average common shares outstanding:
Basic	195	182	190	182
Diluted	195	182	190	182

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$280	$218	$450	$376
Other comprehensive income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for the three months ended June 30, 2023 and 2022, and $0 for the six months ended June 30, 2023 and 2022	—	1	—	2
Unrealized gain on cash flow hedges, net of tax of $0 and $1 for the three months ended June 30, 2023 and 2022, respectively, and $0 and $1 for the six months ended June 30, 2023 and 2022, respectively	2	3	—	3
Unrealized (loss) gain on available-for-sale fixed-income securities, net of tax of $0 for the three months ended June 30, 2023 and 2022, and $0 for the six months ended June 30, 2023 and 2022	(1)	—	1	—
Net other comprehensive income	1	4	1	5
Comprehensive income attributable to common shareholders	$281	$222	$451	$381
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$450	$376
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	346	321
Deferred income taxes and amortization of investment tax credits	74	(33)
Provision for losses on accounts receivable	9	10
Pension and non-pension postretirement benefits	(3)	(25)
Other non-cash, net	(40)	(2)
Changes in assets and liabilities:
Receivables and unbilled revenues	(83)	(159)
Income tax receivable	40	4
Pension and non-pension postretirement benefit contributions	(20)	(31)
Accounts payable and accrued liabilities	(22)	(63)
Accrued taxes	19	(150)
Other assets and liabilities, net	(56)	(52)
Net cash provided by operating activities	714	196
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,153)	(995)
Acquisitions, net of cash acquired	(33)	(240)
Net proceeds from sale of assets	—	608
Removal costs from property, plant and equipment retirements, net	(78)	(49)
Net cash used in investing activities	(1,264)	(676)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,160	811
Repayments of long-term debt	(170)	(7)
Net proceeds from common stock financing	1,688	—
Net short-term repayments with maturities less than three months	(1,175)	(164)
Advances and contributions in aid of construction, net of refunds of $16 and $8 for the six months ended June 30, 2023 and 2022, respectively	28	41
Debt issuance costs and make-whole premium on early debt redemption	(13)	(7)
Dividends paid	(257)	(228)
Other, net	(4)	(5)
Net cash provided by financing activities	1,257	441
Net increase (decrease) in cash, cash equivalents and restricted funds	707	(39)
Cash, cash equivalents and restricted funds at beginning of period	117	136
Cash, cash equivalents and restricted funds at end of period	$824	$97
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$343	$335
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Common stock issuances (a)	12.7	—	1,695	—	—	—	(11)	1,684
Net other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2023	200.1	$2	$8,519	$1,437	$(23)	(5.4)	$(388)	$9,547
Net income attributable to common shareholders	—	—	—	280	—	—	—	280
Common stock issuances (a)	—	—	10	—	—	—	—	10
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.7075 declared per common share)	—	—	—	(137)	—	—	—	(137)
Balance as of June 30, 2023	200.1	$2	$8,529	$1,580	$(22)	(5.4)	$(388)	$9,701
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	158	—	—	—	158
Common stock issuances (a)	0.2	—	15	—	—	—	(12)	3
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2022	187.1	$2	$6,796	$1,083	$(44)	(5.3)	$(377)	$7,460
Net income attributable to common shareholders	—	—	—	218	—	—	—	218
Common stock issuances (a)	—	—	8	—	—	—	—	8
Net other comprehensive income	—	—	—	—	4	—	—	4
Dividends ($0.6550 declared per common share)	—	—	—	(120)	—	—	—	(120)
Balance as of June 30, 2022	187.1	$2	$6,804	$1,181	$(40)	(5.3)	$(377)	$7,570
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2023, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
In March 2023, the NJEDA issued the utilization certificate for the 2020 tax credits to the Company in the amount of $16 million. The Company sold these tax credits to external parties in March 2023 for $15 million. As of June 30, 2023 and December 31, 2022, the Company had $32 million and $48 million, respectively, in Other current assets and $97 million in Other long-term assets on the Consolidated Balance Sheets as a result of these tax credits. The Company has made the necessary annual filing for the years ended December 31, 2021 and 2022.

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
Presented in the table below are the changes in the allowance for uncollectible accounts for the six months ended June 30:

	2023	2022
Balance as of January 1	$(60)	$(75)
Amounts charged to expense	(9)	(10)
Amounts written off	13	11
Other, net (a)	4	7
Balance as of June 30	$(52)	$(67)
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
Note 3: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant water sales volume and customer count, resulting from general rate case authorizations that became effective during 2023:

(In millions)	Effective Date	Amount
General rate cases by state:
Missouri	May 28, 2023	$44
Virginia	April 24, 2023 (a)	11
Pennsylvania	January 28, 2023	138
Illinois	January 1, 2023	67
California, Step Increase	January 1, 2023	13
Total general rate case authorizations		$273
(a)Interim rates were effective May 1, 2022, and the difference between interim and final approved rates is subject to refund. The Virginia State Corporation Commission issued its final Order on April 24, 2023.
On June 29, 2023, the California Public Utilities Commission (“CPUC”) issued a decision on the cost of capital application for the Company’s California subsidiary, which authorizes a return on equity of 8.98% and a capital structure with an equity component of 57.04% for the three-year period from 2022 to 2024. The CPUC’s decision is not retroactive and will be effective from the date of the order through the end of 2024. The decision includes a Water Cost of Capital Mechanism (the “WCCM”) that would allow the California subsidiary to increase its return on equity for the remainder of 2023 and 2024 based on capital market rates. As authorized by the WCCM, on June 30, 2023, the California subsidiary filed with the CPUC staff an advice letter to seek a 52 basis point increase to the return on equity for 2023, which was approved on July 25, 2023, increasing the return on equity to 9.50%, effective July 31, 2023.

On May 3, 2023, the Missouri Public Service Commission issued an order approving the March 3, 2023, joint settlement agreement in the general rate case filed on July 1, 2022, by the Company’s Missouri subsidiary. The general rate case order approved a $44 million annualized increase in water and wastewater revenues, excluding $51 million in previously approved infrastructure surcharges, and authorized implementation of the new water and wastewater rates effective May 28, 2023. The annualized revenue increase is driven primarily by significant incremental capital investments since the Missouri subsidiary’s 2021 rate case order. The Missouri subsidiary’s view of its rate base is $2.3 billion, and its view as to its return on equity and long-term debt ratio (each of which is based on the general rate case order but was not disclosed therein) is 9.75% and 50.0%, respectively.
On April 24, 2023, the Virginia State Corporation Commission issued an order approving the settlement of the rate case filed on September 26, 2022, by the Company’s Virginia subsidiary. The general rate case order approved an $11 million annualized increase in water and wastewater revenues. Interim rates in this proceeding were effective on May 1, 2022, and the order requires that the difference between interim and the final approved rates is subject to refund within 90 days of the order issuance. The order approves the settlement terms with a return on equity of 9.7% and a common equity ratio of 40.7%. The annualized revenue increase is driven primarily by significant incremental capital investments since the Virginia subsidiary’s 2020 rate case order that have been completed or were planned through April 30, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order includes recovery of the Virginia subsidiary’s COVID-19 deferral balance. It also includes approval of the accounting deferral of deviations in pension and other postretirement benefits expense from those established in base rates, until the Virginia subsidiary’s next base rate case.
On December 8, 2022, the Pennsylvania Public Utility Commission issued an order approving the joint settlement agreement in the rate case filed on April 29, 2022, by the Company’s Pennsylvania subsidiary. The general rate case order approved a $138 million annualized increase in water and wastewater revenues, excluding $24 million for previously approved infrastructure filings, and authorizes implementation of the new water and wastewater rates effective January 28, 2023. The annualized revenue increase is driven primarily by significant incremental capital investments since the Pennsylvania subsidiary’s 2021 rate case order that will be completed through December 31, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order also includes recovery of the Pennsylvania subsidiary’s COVID-19 deferral balance. The Pennsylvania subsidiary’s view of its rate base is $5.1 billion, and its view as to its return on equity and long-term debt ratio (each of which is based on the general rate case order but was not disclosed therein) is 10.0% and 44.8%, respectively.
On December 15, 2022, the Illinois Commerce Commission issued an order approving the adjustment of base rates requested in a rate case filed on February 10, 2022, by the Company’s Illinois subsidiary. As updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, the request sought $83 million in additional annualized revenues, excluding previously recovered infrastructure surcharges. The general rate case order approved a $67 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $18 million, effective January 1, 2023, based on an authorized return on equity of 9.78%, authorized rate base of $1.64 billion, a common equity ratio of 49.0% and a debt ratio of 51.0%. The annualized revenue increase is being driven primarily by significant water and wastewater system capital investments since the Illinois subsidiary’s 2017 rate case order that have been completed or are planned through December 31, 2023, expected higher pension and other postretirement benefit costs, and increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On June 30, 2023, the Company’s Kentucky subsidiary filed a general rate case requesting $26 million in additional annualized revenues, excluding infrastructure surcharges of $10 million. An order is expected in the general rate case by the end of the first quarter of 2024.
On May 1, 2023, the Company’s West Virginia subsidiary filed a general rate case requesting $45 million in additional annualized revenues, excluding previously approved infrastructure surcharges of $7 million. The general rate case includes a future test year capturing planned investment through 2025 and an order is expected to be reached by February 25, 2024. On June 30, 2023, the West Virginia subsidiary filed its annual infrastructure surcharge requesting $8 million in additional annualized revenues for planned investment through 2024. The infrastructure surcharge will be aligned with the investments recognized in the general rate case if the future test year is approved.
On March 31, 2023, the Company’s Indiana subsidiary filed a general rate case requesting $87 million in additional annualized revenues, excluding $41 million of revenue from infrastructure filings already approved, which includes three step increases, with $43 million of the increase to be included in rates in January 2024, $18 million in May 2024, and $26 million in May 2025. An order is expected in the general rate case by the end of January 2024.

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

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	(a)	$17
Indiana	(b)	26
Missouri	January 16, 2023	14
Pennsylvania	January 1, 2023	3
West Virginia	January 1, 2023	7
Total infrastructure surcharge authorizations		$67
(a)In 2023, $1 million was effective June 29 and $16 million was effective April 29.
(b)In 2023, $20 million was effective March 23 and $6 million was effective March 8.
Pending Infrastructure Surcharge Filings
On March 1, 2023, the Company’s Kentucky subsidiary filed an infrastructure surcharge proceeding requesting $4 million in additional annualized revenues. An order is expected in this proceeding in the third quarter of 2023. The infrastructure surcharge will reset to zero once the pending general rate case becomes effective which is expected by the end of the first quarter of 2024.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which would be effective 2024 through 2026.
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
Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2023:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$554	$—	$554
Commercial	198	—	198
Fire service	39	—	39
Industrial	38	—	38
Public and other	75	—	75
Total water services	904	—	904
Wastewater services:
Residential	57	—	57
Commercial	16	—	16
Industrial	2	—	2
Public and other	7	—	7
Total wastewater services	82	—	82
Miscellaneous utility charges	9	—	9
Alternative revenue programs	—	8	8
Lease contract revenue	—	2	2
Total Regulated Businesses	995	10	1,005
Other	93	(1)	92
Total operating revenues	$1,088	$9	$1,097
(a)Includes revenues associated with alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

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

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2023:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,015	$—	$1,015
Commercial	369	—	369
Fire service	78	—	78
Industrial	76	—	76
Public and other	131	—	131
Total water services	1,669	—	1,669
Wastewater services:
Residential	111	—	111
Commercial	30	—	30
Industrial	4	—	4
Public and other	13	—	13
Total wastewater services	158	—	158
Miscellaneous utility charges	17	—	17
Alternative revenue programs	—	17	17
Lease contract revenue	—	4	4
Total Regulated Businesses	1,844	21	1,865
Other	171	(1)	170
Total operating revenues	$2,015	$20	$2,035
(a)Includes revenues associated with alternative revenue programs, lease contracts and intercompany rent, which are outside the scope of Accounting Standards Codification Topic 606, Revenue From Contracts With Customers (“ASC 606”), and accounted for under other existing GAAP.

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
Contract assets of $111 million and $86 million are included in unbilled revenues on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. Contract liabilities of $71 million and $91 million are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively. Revenues recognized for the six months ended June 30, 2023 and 2022, from amounts included in contract liabilities were $68 million and $65 million, respectively.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of June 30, 2023, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in the MSG and the Contract Services Group have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.0 billion as of June 30, 2023, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $578 million as of June 30, 2023, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions
During the six months ended June 30, 2023, the Company closed on ten acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $35 million, which added approximately 7,100 water and wastewater customers. This includes the Company’s New Jersey subsidiary’s acquisition of the water and wastewater assets of Egg Harbor City on June 1, 2023, for a cash purchase price of $22 million, $2 million of which was funded as a deposit to the seller in March 2021 in connection with the execution of the acquisition agreement. The Egg Harbor City acquisition was accounted for as a business combination and the assets acquired consisted primarily of $22 million of utility plant.
Pending Acquisitions
On April 6, 2023, the Company’s Illinois subsidiary entered into an agreement to acquire the assets of the wastewater treatment plant from the City of Granite City for $83 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 26,000 customer connections. The Company now expects to close this acquisition by the end of 2023, pending regulatory approval.
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

Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2023 and 2022, respectively:

	Defined Benefit Pension Plans			Loss on Cash Flow Hedges	Gain on Fixed-Income Securities	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2022	$(93)	$1	$70	$(1)	$—	$(23)
Other comprehensive income before reclassifications	—	—	—	—	1	1
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—	—
Net other comprehensive income	—	—	—	—	1	1
Balance as of June 30, 2023	$(93)	$1	$70	$(1)	$1	$(22)

Balance as of December 31, 2021	$(107)	$1	$67	$(6)	$—	$(45)
Other comprehensive income before reclassifications	—	—	—	4	—	4
Amounts reclassified from accumulated other comprehensive income	—	—	1	—	—	1
Net other comprehensive income	—	—	1	4	—	5
Balance as of June 30, 2022	$(107)	$1	$68	$(2)	$—	$(40)
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
Dividends
On June 1, 2023, the Company paid a quarterly cash dividend of $0.7075 per share to shareholders of record as of May 9, 2023.
On July 26, 2023, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.7075 per share, payable on September 1, 2023, to shareholders of record as of August 8, 2023. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On June 29, 2023, AWCC, issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. A portion of the net proceeds was used to repay AWCC’s commercial paper obligations and the remainder is being used for general corporate purposes. The Notes are senior unsecured obligations of AWCC and have the benefit of a support agreement from parent company, which serves as the functional equivalent of a guarantee by parent company of the obligations of AWCC under the Notes. The Notes will mature on June 15, 2026 (the “Maturity Date”), unless earlier exchanged or repurchased.

The Notes will be exchangeable at an initial exchange rate of 5.8213 shares of parent company's common stock per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $171.78 per share of common stock). The initial exchange rate of the Notes is subject to adjustment as provided in the indenture pursuant to which the Notes were issued (the “Note Indenture”). Prior to the close of business on the business day immediately preceding March 15, 2026, the Notes will be exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the Note Indenture. On or after March 15, 2026, until the close of business on the business day immediately preceding the Maturity Date, the Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods. Upon any exchange of the Notes, AWCC will (1) pay cash up to the aggregate principal amount of the Notes and (2) pay or deliver (or cause to be delivered), as the case may be, cash, shares of parent company's common stock, or a combination of cash and shares of such common stock, at AWCC's election, in respect of the remainder, if any, of AWCC’s exchange obligation in excess of the aggregate principal amount of the Notes being exchanged.
AWCC may not redeem the Notes prior to the Maturity Date, and no sinking fund is provided for the Notes. Subject to certain conditions, holders of the Notes will have the right to require AWCC to repurchase all or a portion of their Notes upon the occurrence of a fundamental change, as defined in the Note Indenture, at a repurchase price of 100% of their principal amount plus any accrued and unpaid interest.
In addition to the Notes issued by AWCC as described above, during the six months ended June 30, 2023, the Company’s regulated subsidiaries issued in the aggregate $125 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 3.75%, with a weighted average interest rate of 3.30%, maturing in 2025 through 2041. The private activity bonds and government funded debt issued by the Company's regulated subsidiaries during the six months ended June 30, 2023, were collateralized. During the six months ended June 30, 2023, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $170 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 6.55%, a weighted average interest rate of 1.63%, and maturity dates ranging from 2023 to 2051.
The Company had entered into eleven 10-year treasury lock agreements, with notional amounts totaling $300 million. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In June 2023, the Company terminated the treasury lock agreements realizing a net gain of $3 million included in Other, net in the accompanying Consolidated Statements of Operations.
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2023 or 2022.
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility and issuances of equity. The revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 2027. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. As of June 30, 2023 and December 31, 2022, there were no borrowings under the revolving credit facility. As of June 30, 2023 and December 31, 2022, there were $75 million and $78 million, respectively, of outstanding letters of credit under the revolving credit facility.
At June 30, 2023, there was no outstanding short-term debt as the proceeds of the Notes were used to repay the short-term commercial paper obligations. See Note 7—Long-Term Debt for additional information relating to the Notes.
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

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(75)	(75)
Remaining availability as of June 30, 2023	$2,600	$75	$2,675
(a)Total remaining availability of $2.68 billion as of June 30, 2023, may be accessed through revolver draws.

	As of December 31, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2023 and December 31, 2022, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of June 30, 2023	$794	$2,675	$3,469
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
Note 9: Income Taxes
The Company’s effective income tax rate was 21.6% and 19.3% for the three months ended June 30, 2023 and 2022, respectively, and 21.2% and 18.8% for the six months ended June 30, 2023 and 2022, respectively. The increase in the Company’s effective income tax rate for the three and six months ended June 30, 2023, was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders. The amortization of EADIT is generally offset with reduction in revenue.
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

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Components of net periodic pension benefit cost (credit):
Service cost	$4	$7	$8	$15
Interest cost	21	16	43	32
Expected return on plan assets	(23)	(30)	(46)	(61)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of actuarial loss	3	5	7	10
Net periodic pension benefit cost (credit)	$4	$(3)	$10	$(6)

Components of net periodic other postretirement benefit credit:
Service cost	$—	$1	$1	$2
Interest cost	3	2	7	5
Expected return on plan assets	(3)	(5)	(6)	(10)
Amortization of prior service credit	(8)	(8)	(16)	(16)
Amortization of actuarial loss	—	—	1	—
Net periodic other postretirement benefit credit	$(8)	$(10)	$(13)	$(19)
The Company contributed $10 million and $20 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2023, respectively, and contributed $9 million and $18 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2022, respectively. The Company expects to make pension contributions to the plan trusts of $22 million during the remainder of 2023.
There were no contributions for the three and six months ended June 30, 2023, and $3 million and $13 million of contributions for the three and six months ended June 30, 2022, respectively, for the funding of the Company’s other postretirement benefit plans.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2023, the Company has accrued approximately $6 million of probable loss contingencies and has estimated that the maximum amount of losses associated with reasonably possible loss contingencies that can be reasonably estimated is $3 million. For certain matters, claims and actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such matters, claims or actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. In January 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. On July 5, 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. On August 26, 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 5, 2022 order, which petition was denied on June 8, 2023. The case will now return to the circuit court for further discovery, rulings and ultimately a class trial on issues relating to duty and breach of that duty. The trial will not find class-wide damages or punitive damages.
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
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $223 million in aggregate costs as of June 30, 2023 related to the Water Supply Project, which includes $62 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. On December 5, 2022, the CPUC issued a final decision that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022 final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. This decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings to be scheduled in a Phase 2 to this CPUC proceeding will focus on updated supply and demand estimates for the Water Supply Project.
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
On November 17, 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. On December 29, 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of the slant wells. Cal Am is named as a real party in interest. This matter remains pending.
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
As of June 30, 2023, $0.5 million of the aggregate Settlement amount of $126 million remains reflected in accrued liabilities, and $0.5 million in an offsetting insurance receivable remains reflected in other current assets on the Consolidated Balance Sheets pending resolution of all asserted actual or potential claims associated with this matter. The amount reflected in accrued liabilities reflects the status of the liability and the offsetting insurance receivable reflected in other current assets, each as of as of June 30, 2023.

Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders	$280	$218	$450	$376

Denominator:
Weighted-average common shares outstanding—Basic	195	182	190	182
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average common shares outstanding—Diluted	195	182	190	182
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2023 and 2022, because their effect would have been anti-dilutive under the treasury stock method.
The if-converted method is applied to the Notes issued in June 2023 for computing diluted EPS. For both periods presented, there was no dilution resulting from the Notes. See Note 7—Long-Term Debt for additional information relating to the Notes.
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
Seller promissory note from the sale of the Homeowner Services Group (“HOS”) — The carrying amount reported on the Consolidated Balance Sheets for the seller promissory note, included as part of the consideration from the sale of HOS, is $720 million as of June 30, 2023 and December 31, 2022. This amount represents the principal amount owed under the seller note, for which the Company expects to receive full payment. The accounting fair value measurement of the seller note approximated $691 million and $686 million as of June 30, 2023 and December 31, 2022, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The seller note is classified as Level 3 within the fair value hierarchy.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of June 30, 2023
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	12,185	9,725	34	1,356	11,115

	As of December 31, 2022
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	11,207	8,599	49	1,427	10,075
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$31	$—	$—	$31
Rabbi trust investments	21	—	—	21
Deposits	6	—	—	6
Other investments
Money market and other	30	—	—	30
Fixed-Income Securities	166	6	—	172
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	254	6	72	332

Liabilities:
Deferred compensation obligations	25	—	—	25
Total liabilities	25	—	—	25
Total assets	$229	$6	$72	$307

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$32	$—	$—	$32
Rabbi trust investments	21	—	—	21
Deposits	7	—	—	7
Other investments
Money market and other	61	—	—	61
Fixed-Income Securities	147	6	—	153
Contingent cash payment from the sale of HOS	—	—	72	72
Mark-to-market derivative asset	—	1	—	1
Total assets	268	7	72	347

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$244	$7	$72	$323
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

The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $69 million and $67 million in Other current assets, as of June 30, 2023 and December 31, 2022, respectively, and $133 million and $147 million in Other long-term assets, as of June 30, 2023 and December 31, 2022, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed income securities as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$171	$6	$5	$172

	As of December 31, 2022
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$153	$—	$—	$153
The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of June 30, 2023, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$116
1 year - 5 years	42
5 years - 10 years	3
Greater than 10 years	11
Total	$172
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
Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 37 years, six years, and three years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $144 million and $145 million as of June 30, 2023 and December 31, 2022, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $2 million in 2023, $4 million in 2024 through 2027, and $45 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.

Rental expenses under operating leases were $3 million for each of the three months ended June 30, 2023 and June 30, 2022, and $6 million for each of the six months ended June 30, 2023 and June 30, 2022.
For the three and six months ended June 30, 2023, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, were $3 million and $5 million, respectively. For the six months ended June 30, 2023, there were ROU assets obtained in exchange for new operating lease liabilities of $4 million.
As of June 30, 2023, the weighted-average remaining lease term of the operating leases was 17 years, and the weighted-average discount rate of the operating leases was 4%.
The future maturities of lease liabilities as of June 30, 2023 were $5 million in 2023, $10 million in 2024, $9 million in 2025, $8 million in 2026, $7 million in 2027, and $76 million thereafter. As of June 30, 2023, imputed interest was $37 million.
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
The seller promissory note from the sale of HOS has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $12 million of interest income from the seller note for each of the three months ended June 30, 2023 and 2022, and $25 million of interest income from the seller note for each of the six months ended June 30, 2023 and 2022.
The Company recognized $3 million and $2 million of income during the three months ended June 30, 2023 and 2022, respectively, and $6 million and $4 million of income during the six months ended June 30, 2023 and 2022, respectively, from the revenue share agreements from the sale of HOS, which is included in Other, net on the Consolidated Statements of Operations.
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended June 30, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,005	$92	$1,097
Depreciation and amortization	172	2	174
Total operating expenses, net	584	81	665
Interest expense	(90)	(20)	(110)
Interest income	6	9	15
Provision for income taxes	73	4	77
Net income attributable to common shareholders	278	2	280
Total assets	26,243	3,253	29,496
Cash paid for capital expenditures	622	5	627

	As of or for the Three Months Ended June 30, 2022
	Regulated Businesses	Other	Consolidated
Operating revenues	$865	$72	$937
Depreciation and amortization	157	6	163
Total operating expenses, net	546	64	610
Interest expense	(76)	(30)	(106)
Interest income	—	12	12
Provision for income taxes	47	5	52
Net income (loss) attributable to common shareholders	219	(1)	218
Total assets	23,864	2,710	26,574
Cash paid for capital expenditures	568	3	571

	As of or for the Six Months Ended June 30, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,865	$170	$2,035
Depreciation and amortization	341	5	346
Total operating expenses, net	1,156	152	1,308
Interest expense	(177)	(48)	(225)
Interest income	7	22	29
Provision for income taxes	119	2	121
Net income (loss) attributable to common shareholders	452	(2)	450
Total assets	26,243	3,253	29,496
Cash paid for capital expenditures	1,146	7	1,153

	As of or for the Six Months Ended June 30, 2022
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,643	$136	$1,779
Depreciation and amortization	312	9	321
Total operating expenses, net	1,084	122	1,206
Interest expense	(146)	(60)	(206)
Interest income	—	25	25
Provision for income taxes	83	4	87
Net income (loss) attributable to common shareholders	379	(3)	376
Total assets	23,864	2,710	26,574
Cash paid for capital expenditures	990	5	995

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
Financial Results
For the three and six months ended June 30, 2023, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.44 and $2.37, respectively, an increase of $0.24 and $0.30, respectively, as compared to the same periods in the prior year. These increases were primarily driven by the implementation of new rates in the Regulated Businesses for the recovery of capital and acquisition investments, offset somewhat by increased production costs, including inflationary pressures and higher pension costs since mid-2022. Approximately 75% of the estimated impact of increased production costs, including chemicals, power and other fuel, and of higher pension costs, are reflected in higher revenues in 2023 from rate cases recently completed. Results for the three and six months ended June 30, 2023, also reflect the favorable impact of weather, estimated at $0.07 per share, due to warm, dry weather in the second quarter of 2023. Results for the three and six months ended June 30, 2023, also reflect the impact of share dilution from the equity financing of $0.10 and $0.11 per share, respectively, which offsets the avoided interest expense.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company plans to invest approximately $2.9 billion in these growth strategies in 2023. During the first six months of 2023, the Company invested $1.2 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$1.15 billion capital investment in the Regulated Businesses, the substantial majority for infrastructure improvements and replacements; and
•$33 million to fund acquisitions in the Regulated Businesses, which added approximately 7,100 customers, in addition to approximately 9,500 customers added through organic growth. This includes the Company’s New Jersey subsidiary’s acquisition of the water and wastewater assets of Egg Harbor City on June 1, 2023, for a cash purchase price of $22 million, $2 million of which was funded as a deposit to the seller in March 2021 in connection with the execution of the acquisition agreement.
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
On April 6, 2023, the Company’s Illinois subsidiary entered into an agreement to acquire the assets of the wastewater treatment plant from the City of Granite City for $83 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 26,000 customer connections. The Company now expects to close this acquisition by the end of 2023, pending regulatory approval.
As of June 30, 2023, the Company had entered into 32 agreements with a total aggregate purchase price of $555 million for pending acquisitions in the Regulated Businesses, including the agreements discussed above, to add approximately 74,800 additional customers.
Other Matters
Environmental, Health and Safety, and Water Quality Regulation
On March 14, 2023, the United States Environmental Protection Agency (“EPA”) announced the proposed National Primary Drinking Water Regulations (“NPDWR”) for six per- and polyfluoroalkyl substances (“PFAS”) including perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), perfluorononanoic acid (“PFNA”), hexafluoropropylene oxide dimer acid (“HFPO-DA”, commonly known as “GenX Chemicals”), perfluorohexane sulfonic acid (“PFHxS”), and perfluorobutane sulfonic acid (“PFBS”). The proposed regulations would establish legally enforceable levels for PFAS in drinking water. The EPA anticipates issuing a final rule by the end of 2023 and utilities will be provided a three-year window to comply with the new regulations once finalized, although the Safe Drinking Water Act allows utilities to request an additional two years if capital improvements are required.
The Company performed an initial review of the NPDWR to assess the four parts per trillion requirements for PFAS and the application of the Hazard Index approach for PFNA, PFBS, PFHxS, and GenX Chemicals. On May 24, 2023, the Company submitted comments to the EPA outlining its position on key issues to address the proposed regulations, including its projected costs associated with PFAS treatment at the proposed limits and the potential impact to customers’ bills. The Company estimates an investment in excess of $1 billion of capital expenditures to install additional treatment facilities over a three to five-year period in order to comply with proposed regulations. Additionally, the Company estimates annual operating expenses of approximately $50 million related to testing and treatment in today's dollars. These are preliminary estimates based on the proposed rule. The actual expenses may differ from these preliminary estimates and will be dependent upon multiple factors, including the final rule and effective date, as well as the completion of a system-by-system engineering analysis.
The Company supports sound policies and compliance with the NPDWR by all water utilities, while protecting customers and communities from the costly burden of monitoring for and mitigating PFAS contamination in water systems. The Company continues to advocate for policies that hold polluters accountable and is currently participating in the multi-district litigation and other lawsuits filed against certain PFAS manufacturers seeking damages and reimbursement of costs incurred and continuing to be incurred to address contamination of public water supply systems by PFAS. The Company is monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings for potential impacts to the various claims asserted by the Company.
Operational Excellence
The Company’s adjusted regulated operation and maintenance (“O&M”) efficiency ratio was 33.1% for the twelve months ended June 30, 2023, as compared to 33.7% for the twelve months ended June 30, 2022. The ratio reflects an increase in operating revenues for the Regulated Businesses, after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below, as well as the continued focus on operating costs.
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
Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended June 30,
(Dollars in millions)	2023	2022
Total operation and maintenance expenses	$1,662	$1,668
Less:
Operation and maintenance expenses—Other	278	352
Total operation and maintenance expenses—Regulated Businesses	1,384	1,316
Less:
Regulated purchased water expenses	153	152
Allocation of non-operation and maintenance expenses	23	32
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,208	$1,132

Total operating revenues	$4,048	$3,822
Less:
Operating revenues—Other	321	408
Total operating revenues—Regulated Businesses	3,727	3,414
Less:
Regulated purchased water revenues (a)	153	152
Revenue reductions from the amortization of EADIT	(78)	(97)
Adjusted operating revenues—Regulated Businesses (ii)	$3,652	$3,359

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	33.1%	33.7%
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

Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the EADIT that are generally offset in income tax expense, assuming a constant water sales volume and customer count, resulting from general rate case authorizations that became effective during 2023:

(In millions)	Effective Date	Amount
General rate cases by state:
Missouri	May 28, 2023	$44
Virginia	April 24, 2023 (a)	11
Pennsylvania	January 28, 2023	138
Illinois	January 1, 2023	67
California, Step Increase	January 1, 2023	13
Total general rate case authorizations		$273
(a)Interim rates were effective May 1, 2022, and the difference between interim and final approved rates is subject to refund. The Virginia State Corporation Commission issued its final Order on April 24, 2023.
On June 29, 2023, the California Public Utilities Commission (“CPUC”) issued a decision on the cost of capital application for the Company’s California subsidiary, which authorizes a return on equity of 8.98% and a capital structure with an equity component of 57.04% for the three-year period from 2022 to 2024. The CPUC’s decision is not retroactive and will be effective from the date of the order through the end of 2024. The decision includes a Water Cost of Capital Mechanism (the “WCCM”) that would allow the California subsidiary to increase its return on equity for the remainder of 2023 and 2024 based on capital market rates. As authorized by the WCCM, on June 30, 2023, the California subsidiary filed with the CPUC staff an advice letter to seek a 52 basis point increase to the return on equity for 2023, which was approved on July 25, 2023, increasing the return on equity to 9.50%, effective July 31, 2023.
On May 3, 2023, the Missouri Public Service Commission issued an order approving the March 3, 2023, joint settlement agreement in the general rate case filed on July 1, 2022, by the Company’s Missouri subsidiary. The general rate case order approved a $44 million annualized increase in water and wastewater revenues, excluding $51 million in previously approved infrastructure surcharges, and authorized implementation of the new water and wastewater rates effective May 28, 2023. The annualized revenue increase is driven primarily by significant incremental capital investments since the Missouri subsidiary’s 2021 rate case order. The Missouri subsidiary’s view of its rate base is $2.3 billion, and its view as to its return on equity and long-term debt ratio (each of which is based on the general rate case order but was not disclosed therein) is 9.75% and 50.0%, respectively.
On April 24, 2023, the Virginia State Corporation Commission issued an order approving the settlement of the rate case filed on September 26, 2022, by the Company’s Virginia subsidiary. The general rate case order approved an $11 million annualized increase in water and wastewater revenues. Interim rates in this proceeding were effective on May 1, 2022, and the order requires that the difference between interim and the final approved rates is subject to refund within 90 days of the order issuance. The order approves the settlement terms with a return on equity of 9.7% and a common equity ratio of 40.7%. The annualized revenue increase is driven primarily by significant incremental capital investments since the Virginia subsidiary’s 2020 rate case order that have been completed or were planned through April 30, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order includes recovery of the Virginia subsidiary’s COVID-19 deferral balance. It also includes approval of the accounting deferral of deviations in pension and other postretirement benefits expense from those established in base rates, until the Virginia subsidiary’s next base rate case.
On December 8, 2022, the Pennsylvania Public Utility Commission issued an order approving the joint settlement agreement in the rate case filed on April 29, 2022, by the Company’s Pennsylvania subsidiary. The general rate case order approved a $138 million annualized increase in water and wastewater revenues, excluding $24 million for previously approved infrastructure filings, and authorizes implementation of the new water and wastewater rates effective January 28, 2023. The annualized revenue increase is driven primarily by significant incremental capital investments since the Pennsylvania subsidiary’s 2021 rate case order that will be completed through December 31, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order also includes recovery of the Pennsylvania subsidiary’s COVID-19 deferral balance. The Pennsylvania subsidiary’s view of its rate base is $5.1 billion, and its view as to its return on equity and long-term debt ratio (each of which is based on the general rate case order but was not disclosed therein) is 10.0% and 44.8%, respectively.

On December 15, 2022, the Illinois Commerce Commission issued an order approving the adjustment of base rates requested in a rate case filed on February 10, 2022, by the Company’s Illinois subsidiary. As updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, the request sought $83 million in additional annualized revenues, excluding previously recovered infrastructure surcharges. The general rate case order approved a $67 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $18 million, effective January 1, 2023, based on an authorized return on equity of 9.78%, authorized rate base of $1.64 billion, a common equity ratio of 49.0% and a debt ratio of 51.0%. The annualized revenue increase is being driven primarily by significant water and wastewater system capital investments since the Illinois subsidiary’s 2017 rate case order that have been completed or are planned through December 31, 2023, expected higher pension and other postretirement benefit costs, and increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On June 30, 2023, the Company’s Kentucky subsidiary filed a general rate case requesting $26 million in additional annualized revenues, excluding infrastructure surcharges of $10 million. An order is expected in the general rate case by the end of the first quarter of 2024.
On May 1, 2023, the Company’s West Virginia subsidiary filed a general rate case requesting $45 million in additional annualized revenues, excluding previously approved infrastructure surcharges of $7 million. The general rate case includes a future test year capturing planned investment through 2025 and an order is expected to be reached by February 25, 2024. On June 30, 2023, the West Virginia subsidiary filed its annual infrastructure surcharge requesting $8 million in additional annualized revenues for planned investment through 2024. The infrastructure surcharge will be aligned with the investments recognized in the general rate case if the future test year is approved.
On March 31, 2023, the Company’s Indiana subsidiary filed a general rate case requesting $87 million in additional annualized revenues, excluding $41 million of revenue from infrastructure filings already approved, which includes three step increases, with $43 million of the increase to be included in rates in January 2024, $18 million in May 2024, and $26 million in May 2025. An order is expected in the general rate case by the end of January 2024.
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

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	(a)	$17
Indiana	(b)	26
Missouri	January 16, 2023	14
Pennsylvania	January 1, 2023	3
West Virginia	January 1, 2023	7
Total infrastructure surcharge authorizations		$67
(a)In 2023, $1 million was effective June 29 and $16 million was effective April 29.
(b)In 2023, $20 million was effective March 23 and $6 million was effective March 8.

Pending Infrastructure Surcharge Filings
On March 1, 2023, the Company’s Kentucky subsidiary filed an infrastructure surcharge proceeding requesting $4 million in additional annualized revenues. An order is expected in this proceeding in the third quarter of 2023. The infrastructure surcharge will reset to zero once the pending general rate case becomes effective which is expected by the end of the first quarter of 2024.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would become effective in January 2024. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which would be effective 2024 through 2026.
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
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(In millions)
Operating revenues	$1,097	$937	$2,035	$1,779
Operating expenses:
Operation and maintenance	419	376	812	740
Depreciation and amortization	174	163	346	321
General taxes	73	71	151	145
Other	(1)	—	(1)	—
Total operating expenses, net	665	610	1,308	1,206
Operating income	432	327	727	573
Other income (expense):
Interest expense	(110)	(106)	(225)	(206)
Interest income	15	12	29	25
Non-operating benefit costs, net	8	20	17	39
Other, net	12	17	23	32
Total other (expense)	(75)	(57)	(156)	(110)
Income before income taxes	357	270	571	463
Provision for income taxes	77	52	121	87
Net income attributable to common shareholders	$280	$218	$450	$376

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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(In millions)
Operating revenues	$1,005	$865	$1,865	$1,643
Operation and maintenance	345	321	675	636
Depreciation and amortization	172	157	341	312
General taxes	68	68	141	136
Other	(1)	—	(1)	—
Other income (expenses)	(70)	(53)	(138)	(97)
Provision for income taxes	73	47	119	83
Net income attributable to common shareholders	$278	$219	$452	$379
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(In millions)
Water services:
Residential	$554	$484	$1,015	$912
Commercial	198	174	369	327
Fire service	39	37	78	73
Industrial	38	38	76	74
Public and other	83	63	148	122
Total water services	912	796	1,686	1,508
Wastewater services:
Residential	57	42	111	83
Commercial	16	11	30	21
Industrial	2	1	4	2
Public and other	7	4	13	7
Total wastewater services	82	58	158	113
Other (a)	11	11	21	22
Total operating revenues	$1,005	$865	$1,865	$1,643
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(Gallons in millions)
Billed water services volumes:
Residential	40,267	38,005	74,075	72,165
Commercial	18,712	18,361	35,548	34,700
Industrial	8,615	9,506	17,455	18,125
Fire service, public and other	13,594	12,448	25,282	24,204
Total billed water services volumes	81,188	78,320	152,360	149,194
For the three months ended June 30, 2023, operating revenues increased $140 million, primarily due to a $110 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states. In addition, operating revenues were higher by $10 million from water and wastewater acquisitions and organic growth in existing systems, as well as an $18 million estimated increase primarily due to drier than normal weather in the second quarter of 2023.
For the six months ended June 30, 2023, operating revenues increased $222 million, primarily due to a $181 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states. In addition, operating revenues were higher by $21 million from water and wastewater acquisitions and organic growth in existing systems, as well as an $18 million estimated increase primarily due to drier than normal weather in the second quarter of 2023.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(In millions)
Employee-related costs	$130	$126	$259	$252
Production costs	106	93	199	177
Operating supplies and services	57	55	114	112
Maintenance materials and supplies	21	20	43	42
Customer billing and accounting	16	14	29	27
Other	15	13	31	26
Total	$345	$321	$675	$636
For the three and six months ended June 30, 2023, operation and maintenance expense increased $24 million and $39 million, respectively, primarily due to inflationary impacts from increased fuel, power, and chemicals costs and an increase in employee headcount to support growth of the business.
Depreciation and Amortization
For the three and six months ended June 30, 2023, depreciation and amortization increased $15 million and $29 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
Other Income (Expenses)
For the three and six months ended June 30, 2023, other (expenses) increased $17 million and $41 million, respectively, due to higher interest expense as a result of an $800 million long-term debt issuance in May 2022 and higher interest rates on short-term debt. The increase was also due to higher net periodic pension and other postretirement benefit costs in the current period.

Provision for Income Taxes
For the three and six months ended June 30, 2023, the Regulated Businesses’ provision for income taxes increased $26 million and $36 million. The Regulated Businesses’ effective income tax rate was 20.8% and 17.7% for the three months ended June 30, 2023 and 2022, respectively, and 20.8% and 18.0% for the six months ended June 30, 2023 and 2022, respectively. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders. The amortization of EADIT is generally offset with a reduction in revenue.
Other
Presented in the table below is information for Other:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
(In millions)
Operating revenues	$92	$72	$170	$136
Operation and maintenance	74	54	137	104
Depreciation and amortization	2	6	5	9
Interest expense	(20)	(30)	(48)	(60)
Interest income	9	12	22	25
Provision for income taxes	4	5	2	4
Net income (loss) attributable to common shareholders	2	(1)	(2)	(3)
Operating Revenues
For the three and six months ended June 30, 2023, operating revenues increased $20 million and $34 million, respectively, due primarily to the increase in capital projects in MSG, primarily at the United States Military Academy at West Point, New York and revenue for Naval Station Mayport in Jacksonville, Florida, awarded on June 30, 2022, with the performance start date for operation on March 1, 2023.
Operation and Maintenance
For the three and six months ended June 30, 2023, operation and maintenance expense increased $20 million and $33 million, respectively, primarily due to costs associated with the increased capital projects in MSG.
Legislative Updates
During 2023, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of July 26, 2023:
•California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and was effective on January 1, 2023.
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
•Indiana passed Senate Bill 180, which allows for consolidated revenue to support post-acquisition capital improvements in wastewater systems via a service enhancement improvement recovery mechanism. Legislation was signed by the Governor and became effective on May 1, 2023.
•Illinois passed House Bill 1105, which provides that property belonging to a public utility that provides water or sewer service may not be taken or damaged by eminent domain without prior approval from the Illinois Commerce Commission. Legislation was signed by the Governor and became effective on June 9, 2023.

•Illinois passed Senate Bill 250 (Public Act 103-0006), which contains supplemental appropriations for the previous fiscal year 2023 and appropriations for fiscal year 2024. This bill contains a $5 million appropriation to the Department of Commerce and Economic Opportunity for purposes of grants pursuant to the Water and Sewer Financial Assistance Act (Public Act 102-262) which was an initiative of the Company’s Illinois subsidiary during the 102nd General Assembly. Legislation was signed by the Governor on June 7, 2023, and the appropriation became effective July 1, 2023.
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
By letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. Notwithstanding the denial by LAFCO of the MPWMD’s application seeking to be a retail water provider, the MPWMD notified Cal Am by letter dated April 3, 2023, of its offer to purchase the Monterey system assets for $448.8 million. On April 28, 2023, Cal Am rejected the MPWMD’s offer. The MPWMD has reserved its right to determine whether to acquire the Monterey system assets through the exercise of eminent domain. For more information on the lawsuit against LAFCO, see Item 3—Legal Proceedings in the Form 10-K and Part II, Item 1—Legal Proceedings—Proposed Acquisition of Monterey System Assets—Local Area Formation Commission Litigation in this Form 10-Q.
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
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, future issuances of equity, and, if and to the extent necessary, borrowings under American Water Capital Corp.’s (“AWCC”) revolving credit facility.
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
On June 29, 2023, AWCC, issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. A portion of the net proceeds was used to repay AWCC’s commercial paper obligations and the remainder is being used for general corporate purposes. See Note 7—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.
The Company’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.60 billion. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods. As of June 30, 2023 and December 31, 2022, there were no borrowings under the revolving credit facility. As of June 30, 2023 and December 31, 2022, there were $75 million and $78 million, respectively, of outstanding letters of credit under the revolving credit facility. At June 30, 2023, there was no outstanding short-term debt as the net proceeds of the Notes were used to repay the short-term commercial paper obligations. At December 31, 2022, the weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.41%.

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility as of June 30, 2023 and December 31, 2022, as well as the available capacity for each:

	As of June 30, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(75)	(75)
Remaining availability as of June 30, 2023	$2,600	$75	$2,675
(a)Total remaining availability of $2.68 billion as of June 30, 2023, may be accessed through revolver draws.

	As of December 31, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, may be accessed through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2023 and December 31, 2022, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of June 30, 2023	$794	$2,675	$3,469
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
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
The Company had entered into eleven 10-year treasury lock agreements, with notional amounts totaling $300 million. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In June 2023, the Company terminated the treasury lock agreements realizing a net gain of $3 million included in Other, net in the accompanying Consolidated Statements of Operations.
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2023 or 2022.

Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Six Months Ended June 30,
	2023	2022
(In millions)
Net income	$450	$376
Add (less):
Depreciation and amortization	346	321
Deferred income taxes and amortization of investment tax credits	74	(33)
Other non-cash activities (a)	(34)	(17)
Changes in working capital (b)	(102)	(420)
Pension and non-pension postretirement benefit contributions	(20)	(31)
Net cash provided by operating activities	$714	$196
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, income tax receivable, accounts payable, accrued liabilities, accrued taxes and other current assets and liabilities, net.
For the six months ended June 30, 2023, cash provided by operating activities increased $518 million, primarily due to changes in deferred taxes and working capital. The change in deferred taxes was driven by the settlement of the deferred tax liability related to the Company’s New York regulated operations that was sold in the first quarter of 2022. The changes in working capital were driven by $280 million of estimated tax payments for taxable gains on the sales of the Company’s Homeowner Services Group and its New York regulated operations in the first half of 2022.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Six Months Ended June 30,
	2023	2022
(In millions)
Net capital expenditures	$(1,153)	$(995)
Acquisitions, net of cash acquired	(33)	(240)
Net proceeds from sale of assets	—	608
Other investing activities, net (a)	(78)	(49)
Net cash used in investing activities	$(1,264)	$(676)
(a)Includes removal costs from property, plant and equipment retirements.
For the six months ended June 30, 2023, cash used in investing activities increased $588 million, primarily due to proceeds received from the sale of the Company's New York operations in the first quarter of 2022 and increased payments for capital expenditures and acquisitions. The Company plans to invest approximately $2.9 billion across its footprint in 2023.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Six Months Ended June 30,
	2023	2022
(In millions)
Proceeds from long-term debt	$1,160	$811
Repayments of long-term debt	(170)	(7)
Net proceeds from common stock financing	1,688	—
Net short-term repayments with maturities less than three months	(1,175)	(164)
Debt issuance costs and make-whole premium on early debt redemption	(13)	(7)
Dividends paid	(257)	(228)
Other financing activities, net (a)	24	36
Net cash provided by financing activities	$1,257	$441
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the six months ended June 30, 2023, cash provided by financing activities increased $816 million, primarily due to the common stock financing and issuance of long-term debt. This was partially offset by repayment in full of the short-term commercial paper obligations during the first half of 2023.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2023, the Company’s ratio was 0.56 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of July 26, 2023, as issued by Moody’s Investors Service on December 19, 2022, and S&P Global Ratings on February 6, 2023:

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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
On March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. The decision also provides Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings to be scheduled in a Phase 2 to this CPUC proceeding will focus on updated supply and demand estimates for the Water Supply Project.
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
Water Supply Project Land Acquisition and Slant Well Site Use
The Monterey County Superior Court has reset the trial date to February 21, 2024 for the City of Marina’s lawsuit against Cal Am and CEMEX regarding claims of breach of contract and declaratory relief.
Challenges Related to Compliance with California’s Sustainable Groundwater Management Act
On May 3, 2023, the City filed a second reverse validation complaint, challenging the adoption of amendments to the GSP for the 180/400 subbasin, which complaint has also been stayed.
Proposed Acquisition of Monterey System Assets — Local Area Formation Commission Litigation
Notwithstanding the denial by LAFCO of the MPWMD’s application seeking to be a retail water provider, which is currently being challenged by the MPWMD, the MPWMD notified Cal Am by letter dated April 3, 2023, of its offer to purchase the Monterey system assets for $448.8 million. On April 28, 2023, Cal Am rejected the MPWMD’s offer. The MPWMD has reserved its right to determine whether to acquire the Monterey system assets through the exercise of eminent domain.
Dunbar, West Virginia Water Main Break Class Action Litigation
On June 8, 2023, the Petition for Writ of Prohibition filed by WVAWC in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 5, 2022 order was denied. The case will now return to the circuit court for further discovery, rulings and ultimately a class trial on issues relating to duty and breach of that duty. The trial will not find class-wide damages or punitive damages. The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint, and WVAWC is vigorously defending itself against these allegations.
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
The Company did not repurchase shares of common stock during the three months ended June 30, 2023. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2023, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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
4.1
Indenture, dated as of June 29, 2023, among American Water Capital Corp., American Water Works Company, Inc. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed June 29, 2023).

4.2	Form of 3.625% Exchangeable Senior Note due 2026 (included in Exhibit 4.1).
*10.1
First Amendment, dated as of June 21, 2023, to the Third Amended and Restated Credit Agreement, dated as of October 26, 2022, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd., PNC Bank, National Association, U.S. Bank National Association, and Bank of America, N.A., as co-documentation agents.

*10.2	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Stock Unit Grant Form for Non-Employee Directors.
*31.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of July, 2023.

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