Form 10-Q
period 2023-09-30
American Water Works Company, Inc.
filed 2023-11-01
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 23, 2023
Common Stock, par value $0.01 per share	194,704,997

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
•the risks associated with the Company’s aging infrastructure, and its ability to appropriately improve the resiliency of or maintain, update, redesign and/or replace, current or future infrastructure and systems, including its technology and other assets, and manage the expansion of its businesses;

•exposure or infiltration of the Company’s technology and critical infrastructure systems, including the disclosure of sensitive, personal or confidential information contained therein, through physical or cyber attacks or other means;
•the Company’s ability to obtain permits and other approvals for projects and construction, update, redesign and/or replacement of various water and wastewater facilities;
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

•the use by municipalities of the power of eminent domain or other authority to condemn the systems of one or more of the Company’s utility subsidiaries, including without limitation potential proceedings with respect to the water system assets of the Company’s California subsidiary (“Cal Am”) located in Monterey, California (the “Monterey system assets”), or the assertion by private landowners of similar rights against such utility subsidiaries;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Property, plant and equipment	$31,397	$29,736
Accumulated depreciation	(6,709)	(6,513)
Property, plant and equipment, net	24,688	23,223
Current assets:
Cash and cash equivalents	628	85
Restricted funds	33	32
Accounts receivable, net of allowance for uncollectible accounts of $53 and $60, respectively	382	334
Income tax receivable	54	114
Unbilled revenues	318	275
Materials and supplies	111	98
Other	278	312
Total current assets	1,804	1,250
Regulatory and other long-term assets:
Regulatory assets	1,039	990
Seller promissory note from the sale of the Homeowner Services Group	720	720
Operating lease right-of-use assets	86	82
Goodwill	1,143	1,143
Other	338	379
Total regulatory and other long-term assets	3,326	3,314
Total assets	$29,818	$27,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,119,751 and 187,200,539 shares issued, respectively)	$2	$2
Paid-in-capital	8,541	6,824
Retained earnings	1,764	1,267
Accumulated other comprehensive loss	(22)	(23)
Treasury stock, at cost (5,414,867 and 5,342,477 shares, respectively)	(388)	(377)
Total common shareholders' equity	9,897	7,693
Long-term debt	11,698	10,926
Redeemable preferred stock at redemption value	3	3
Total long-term debt	11,701	10,929
Total capitalization	21,598	18,622
Current liabilities:
Short-term debt	—	1,175
Current portion of long-term debt	492	281
Accounts payable	228	254
Accrued liabilities	605	706
Accrued taxes	82	49
Accrued interest	124	91
Other	212	255
Total current liabilities	1,743	2,811
Regulatory and other long-term liabilities:
Advances for construction	340	316
Deferred income taxes and investment tax credits	2,632	2,437
Regulatory liabilities	1,478	1,590
Operating lease liabilities	74	70
Accrued pension expense	201	235
Other	213	202
Total regulatory and other long-term liabilities	4,938	4,850
Contributions in aid of construction	1,539	1,504
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$29,818	$27,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues	$1,167	$1,082	$3,202	$2,861
Operating expenses:
Operation and maintenance	436	416	1,248	1,156
Depreciation and amortization	177	164	523	485
General taxes	76	63	227	208
Other	—	—	(1)	—
Total operating expenses, net	689	643	1,997	1,849
Operating income	478	439	1,205	1,012
Other (expense) income:
Interest expense	(117)	(111)	(342)	(317)
Interest income	23	14	52	39
Non-operating benefit costs, net	9	19	26	58
Other, net	14	6	37	38
Total other (expense) income	(71)	(72)	(227)	(182)
Income before income taxes	407	367	978	830
Provision for income taxes	84	70	205	157
Net income attributable to common shareholders	$323	$297	$773	$673

Basic earnings per share:
Net income attributable to common shareholders	$1.66	$1.63	$4.03	$3.70
Diluted earnings per share:
Net income attributable to common shareholders	$1.66	$1.63	$4.03	$3.70
Weighted-average common shares outstanding:
Basic	195	182	192	182
Diluted	195	182	192	182

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$323	$297	$773	$673
Other comprehensive income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 and $1 for the three months ended September 30, 2023 and 2022, respectively and $0 and $1 for the nine months ended September 30, 2023 and 2022, respectively	1	—	1	2
Unrealized gain on cash flow hedges, net of tax of $0 for the three months ended September 30, 2023 and 2022, and $0 and $1 for the nine months ended September 30, 2023 and 2022, respectively	—	1	—	4
Unrealized (loss) gain on available-for-sale fixed-income securities, net of tax of $0 for the three months ended September 30, 2023 and 2022, and $0 for the nine months ended September 30, 2023 and 2022	(1)	—	—	—
Net other comprehensive income	—	1	1	6
Comprehensive income attributable to common shareholders	$323	$298	$774	$679
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$773	$673
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	523	485
Deferred income taxes and amortization of investment tax credits	129	13
Provision for losses on accounts receivable	17	17
Pension and non-pension postretirement benefits	(2)	(37)
Other non-cash, net	(28)	(31)
Changes in assets and liabilities:
Receivables and unbilled revenues	(109)	(129)
Income tax receivable	60	(40)
Pension and non-pension postretirement benefit contributions	(34)	(40)
Accounts payable and accrued liabilities	18	(9)
Accrued taxes	37	(108)
Other assets and liabilities, net	(37)	(30)
Net cash provided by operating activities	1,347	764
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,779)	(1,597)
Acquisitions, net of cash acquired	(36)	(288)
Net proceeds from sale of assets	—	608
Removal costs from property, plant and equipment retirements, net	(113)	(85)
Net cash used in investing activities	(1,928)	(1,362)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,246	822
Repayments of long-term debt	(263)	(14)
Net proceeds from common stock financing	1,688	—
Net short-term repayments with maturities less than three months	(1,175)	50
Advances and contributions in aid of construction, net of refunds of $21 and $13 for the nine months ended September 30, 2023 and 2022, respectively	40	64
Debt issuance costs and make-whole premium on early debt redemption	(15)	(7)
Dividends paid	(395)	(348)
Other, net	(1)	(1)
Net cash provided by financing activities	1,125	566
Net increase (decrease) in cash, cash equivalents and restricted funds	544	(32)
Cash, cash equivalents and restricted funds at beginning of period	117	136
Cash, cash equivalents and restricted funds at end of period	$661	$104
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$348	$347
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Common stock issuances (a)	12.7	—	1,695	—	—	—	(11)	1,684
Net other comprehensive income	—	—	—	—	—	—	—	—
Balance as of March 31, 2023	200.1	$2	$8,519	$1,437	$(23)	(5.4)	$(388)	$9,547
Net income attributable to common shareholders	—	—	—	280	—	—	—	280
Common stock issuances (a)	—	—	10	—	—	—	—	10
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.7075 declared per common share)	—	—	—	(137)	—	—	—	(137)
Balance as of June 30, 2023	200.1	$2	$8,529	$1,580	$(22)	(5.4)	$(388)	$9,701
Net income attributable to common shareholders	—	—	—	323	—	—	—	323
Common stock issuances (a)	—	—	12	—	—	—	—	12
Net other comprehensive income	—	—	—	—	—	—	—	—
Dividends ($0.7075 declared per common share)	—	—	—	(139)	—	—	—	(139)
Balance as of September 30, 2023	200.1	$2	$8,541	$1,764	$(22)	(5.4)	$(388)	$9,897
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	158	—	—	—	158
Common stock issuances (a)	0.2	—	15	—	—	—	(12)	3
Net other comprehensive income	—	—	—	—	1	—	—	1
Balance as of March 31, 2022	187.1	$2	$6,796	$1,083	$(44)	(5.3)	$(377)	$7,460
Net income attributable to common shareholders	—	—	—	218	—	—	—	218
Common stock issuances (a)	—	—	8	—	—	—	—	8
Net other comprehensive income	—	—	—	—	4	—	—	4
Dividends ($0.6550 declared per common share)	—	—	—	(120)	—	—	—	(120)
Balance as of June 30, 2022	187.1	$2	$6,804	$1,181	$(40)	(5.3)	$(377)	$7,570
Net income attributable to common shareholders	—	—	—	297	—	—	—	297
Common stock issuances (a)	0.1	—	9	—	—	—	—	9
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.6550 declared per common share)	—	—	—	(119)	—	—	—	(119)
Balance as of September 30, 2022	187.2	$2	$6,813	$1,359	$(39)	(5.3)	$(377)	$7,758
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2023, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2023:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance requires an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, as if it had originated the contracts. The amendments in this update also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.	January 1, 2023	Prospective	This standard did not have a material impact on the Consolidated Financial Statements
Troubled Debt Restructurings and Vintage Disclosures	The main provisions of this standard eliminate the receivables accounting guidance for troubled debt restructurings (“TDRs”) by creditors while enhancing disclosure requirements when a borrower is experiencing financial difficulty. Entities must apply the loan refinancing and restructuring guidance for receivables to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023	Prospective, with a modified retrospective option for amendments related to the recognition and measurement of TDRs.	This standard did not have a material impact on the Consolidated Financial Statements
Presentation and Disclosure Requirements	The guidance amends GAAP disclosure and presentation requirements for various subtopics in the Financial Accounting Standards Board Codification and was issued in response to the U.S. Securities and Exchange Commission’s (“SEC”) final rule published in August 2018 that updated and simplified disclosure requirements that it believed were outdated, superseded, overlapping, duplicative and redundant. The new guidance is intended to align GAAP requirements with those of the SEC for all entities.	The date on which the SEC’s removal of the related disclosure requirement became effective	Prospective	This standard did not have a material impact on the Consolidated Financial Statements
Property, Plant and Equipment
The New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The Company was qualified to receive the tax credits over a 10-year period commencing in 2019.
In March 2023, the NJEDA issued the utilization certificate for the 2020 tax credits to the Company in the amount of $16 million. The Company sold these tax credits to external parties in March 2023 for $15 million. As of September 30, 2023 and December 31, 2022, the Company had $32 million and $48 million, respectively, in Other current assets and $97 million in Other long-term assets on the Consolidated Balance Sheets as a result of these tax credits. The Company has made the necessary annual filing for the years ended December 31, 2021 and 2022.

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
Presented in the table below are the changes in the allowance for uncollectible accounts for the nine months ended September 30:

	2023	2022
Balance as of January 1	$(60)	$(75)
Amounts charged to expense	(17)	(17)
Amounts written off	20	19
Other, net (a)	4	9
Balance as of September 30	$(53)	$(64)
(a)This portion of the allowance for uncollectible accounts is primarily related to COVID-19 related regulatory asset activity.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2023:

(In millions)	Effective Date	Amount
General rate cases by state:
Missouri	May 28, 2023	$44
Virginia	April 24, 2023 (a)	11
Pennsylvania	January 28, 2023	138
Illinois	January 1, 2023	67
California, Step Increase	January 1, 2023	13
Total general rate case authorizations		$273
(a)Interim rates were effective May 1, 2022, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final Order on April 24, 2023.
On June 29, 2023, the California Public Utilities Commission (“CPUC”) issued a decision on the cost of capital application for the Company’s California subsidiary, which authorizes a return on equity of 8.98% and a capital structure with an equity component of 57.04% for the three-year period from 2022 to 2024. The CPUC’s decision is not retroactive and was effective from the date of the order through the end of 2024. The decision includes a Water Cost of Capital Mechanism (the “WCCM”) that would allow the California subsidiary to increase its return on equity for the remainder of 2023 and 2024 based on capital market rates. As authorized by the WCCM, on June 30, 2023, the California subsidiary filed with the CPUC staff an advice letter to seek a 52 basis point increase to the return on equity for 2023, which was approved on July 25, 2023, increasing the return on equity to 9.50%, effective July 31, 2023. On October 16, 2023, the California subsidiary filed with the CPUC staff an advice letter to implement a 70 basis point increase to the return on equity, effective January 1, 2024, based on the triggering of the WCCM. After approval, the authorized return on equity will increase to 10.20%.

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
On April 24, 2023, the Virginia State Corporation Commission issued an order approving the settlement of the rate case filed on September 26, 2022, by the Company’s Virginia subsidiary. The general rate case order approved an $11 million annualized increase in water and wastewater revenues. Interim rates in this proceeding were effective on May 1, 2022, and the order required that the difference between interim and the final approved rates were subject to refund within 90 days of the order issuance. The order approves the settlement terms with a return on equity of 9.7% and a common equity ratio of 40.7%. The annualized revenue increase is driven primarily by significant incremental capital investments since the Virginia subsidiary’s 2020 rate case order that have been completed or were planned through April 30, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order includes recovery of the Virginia subsidiary’s COVID-19 deferral balance. It also includes approval of the accounting deferral of deviations in pension and other postretirement benefits expense from those established in base rates, until the Virginia subsidiary’s next base rate case.
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
Pending General Rate Case Filings
On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. Interim rates will be effective May 1, 2024, with the difference between interim and final approved rates subject to refund.
On June 30, 2023, the Company’s Kentucky subsidiary filed a general rate case requesting $26 million in additional annualized revenues, excluding infrastructure surcharges of $10 million. An order is expected in the general rate case by the end of the first quarter of 2024.
On May 1, 2023, the Company’s West Virginia subsidiary filed a general rate case requesting $45 million in additional annualized revenues, excluding previously approved infrastructure surcharges of $7 million. The general rate case includes a future test year capturing planned investment through 2025 and an order is expected to be issued by February 25, 2024. On June 30, 2023, the West Virginia subsidiary filed its annual infrastructure surcharge requesting $8 million in additional annualized revenues for planned investment through 2024. The infrastructure surcharge will be aligned with the investments recognized in the general rate case if the future test year is approved.

On March 31, 2023, the Company’s Indiana subsidiary filed a general rate case requesting $87 million in additional annualized revenues, excluding $41 million of revenue from infrastructure filings already approved, which includes three step increases, with $43 million of the increase to be included in rates in January 2024, $18 million in May 2024, and $26 million in May 2025. Hearings were completed in September and an order is expected in the general rate case by the end of January 2024.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million. In October 2023, evidentiary hearings were held, and an order is expected in the general rate case in 2024 with rates retroactive to January 1, 2024.
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

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	(a)	$32
Kentucky	October 1, 2023	4
Indiana	(b)	26
Missouri	January 16, 2023	14
Pennsylvania	January 1, 2023	3
West Virginia	January 1, 2023	7
Total infrastructure surcharge authorizations		$86
(a)In 2023, $15 million was effective October 30, $1 million was effective June 29 and $16 million was effective April 29.
(b)In 2023, $20 million was effective March 23 and $6 million was effective March 8.
Pending Infrastructure Surcharge Filings
On September 1, 2023, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $23 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would have become effective upon receiving an order in the current pending rate case. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which will become effective upon receiving an order in the current pending rate case.

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
Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2023:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$607	$—	$607
Commercial	231	—	231
Fire service	40	—	40
Industrial	50	—	50
Public and other	77	—	77
Total water services	1,005	—	1,005
Wastewater services:
Residential	58	—	58
Commercial	16	—	16
Industrial	2	—	2
Public and other	8	—	8
Total wastewater services	84	—	84
Miscellaneous utility charges	9	—	9
Alternative revenue programs	—	(5)	(5)
Lease contract revenue	—	2	2
Total Regulated Businesses	1,098	(3)	1,095
Other	72	—	72
Total operating revenues	$1,170	$(3)	$1,167
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

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2023:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,622	$—	$1,622
Commercial	600	—	600
Fire service	118	—	118
Industrial	126	—	126
Public and other	208	—	208
Total water services	2,674	—	2,674
Wastewater services:
Residential	169	—	169
Commercial	46	—	46
Industrial	6	—	6
Public and other	21	—	21
Total wastewater services	242	—	242
Miscellaneous utility charges	26	—	26
Alternative revenue programs	—	12	12
Lease contract revenue	—	6	6
Total Regulated Businesses	2,942	18	2,960
Other	243	(1)	242
Total operating revenues	$3,185	$17	$3,202
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
Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings, and cash collections. In the Company’s Military Services Group (“MSG”), certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts, and are recognized as revenue when the associated performance obligations are satisfied.
Contract assets of $112 million and $86 million are included in unbilled revenues on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. Contract liabilities of $65 million and $91 million are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively. Revenues recognized for the nine months ended September 30, 2023 and 2022, from amounts included in contract liabilities were $92 million and $94 million, respectively.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of September 30, 2023, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in the MSG and the Contract Services Group have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.0 billion as of September 30, 2023, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $554 million as of September 30, 2023, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions
During the nine months ended September 30, 2023, the Company closed on 14 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $36 million, which added approximately 7,900 water and wastewater customers. This includes the Company’s New Jersey subsidiary’s acquisition of the water and wastewater assets of Egg Harbor City on June 1, 2023, for a cash purchase price of $22 million, $2 million of which was funded as a deposit to the seller in March 2021 in connection with the execution of the acquisition agreement. The Egg Harbor City acquisition was accounted for as a business combination and the assets acquired consisted primarily of $22 million of utility plant.
Pending Acquisitions
On April 6, 2023, the Company’s Illinois subsidiary entered into an agreement to acquire the wastewater treatment plant from Granite City for an amended purchase price of $86 million. This plant provides wastewater service for approximately 26,000 customer connections. The Company expects to close this acquisition around year-end 2023, pending regulatory approval.
Effective March 24, 2023, the Company’s Pennsylvania subsidiary acquired the rights to buy the wastewater system assets of the Township of Towamencin, for an aggregate purchase price of $104 million, subject to adjustment as provided in the asset purchase agreement. This system provides wastewater services to approximately 6,300 customer connections in seven townships in Montgomery County, Pennsylvania. The Company expects to close this acquisition in late 2024 or early 2025, pending final regulatory approval.
On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the Butler Area Sewer Authority for an amended purchase price of $230 million in cash, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 14,700 customer connections. The Company expects to close this acquisition by the end of 2023, pending regulatory approval.
Note 6: Shareholders’ Equity
Common Stock Offering
On March 3, 2023, the Company completed an underwritten public offering of an aggregate of 12,650,000 shares of parent company common stock. Upon closing of this offering, the Company received, after deduction of the underwriting discount and before deduction of offering expenses, net proceeds of approximately $1,688 million. The Company used the net proceeds of the offering to repay short-term commercial paper obligations of American Water Capital Corp. (“AWCC”), the wholly owned finance subsidiary of parent company, and for general corporate purposes.

Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2023 and 2022, respectively:

	Defined Benefit Pension Plans			Loss on Cash Flow Hedges	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2022	$(93)	$1	$70	$(1)	$(23)
Other comprehensive income before reclassifications	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	1
Net other comprehensive income	—	—	1	—	1
Balance as of September 30, 2023	$(93)	$1	$71	$(1)	$(22)

Balance as of December 31, 2021	$(107)	$1	$67	$(6)	$(45)
Other comprehensive income before reclassifications	—	—	—	4	4
Amounts reclassified from accumulated other comprehensive income	—	—	2	—	2
Net other comprehensive income	—	—	2	4	6
Balance as of September 30, 2022	$(107)	$1	$69	$(2)	$(39)
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
Dividends
On September 1, 2023, the Company paid a quarterly cash dividend of $0.7075 per share to shareholders of record as of August 8, 2023.
On October 31, 2023, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.7075 per share, payable on December 1, 2023, to shareholders of record as of November 14, 2023. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. A portion of the net proceeds was used to repay AWCC’s commercial paper obligations and the remainder is being used for general corporate purposes. The Notes are senior unsecured obligations of AWCC and have the benefit of a support agreement from parent company, which serves as the functional equivalent of a guarantee by parent company of the obligations of AWCC under the Notes. The Notes will mature on June 15, 2026 (the “Maturity Date”), unless earlier exchanged or repurchased.

The Notes are exchangeable at an initial exchange rate of 5.8213 shares of parent company's common stock per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $171.78 per share of common stock). The initial exchange rate of the Notes is subject to adjustment as provided in the indenture pursuant to which the Notes were issued (the “Note Indenture”). Prior to the close of business on the business day immediately preceding March 15, 2026, the Notes are exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the Note Indenture. On or after March 15, 2026, until the close of business on the business day immediately preceding the Maturity Date, the Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods. Upon any exchange of the Notes, AWCC will (1) pay cash up to the aggregate principal amount of the Notes and (2) pay or deliver (or cause to be delivered), as the case may be, cash, shares of parent company's common stock, or a combination of cash and shares of such common stock, at AWCC's election, in respect of the remainder, if any, of AWCC’s exchange obligation in excess of the aggregate principal amount of the Notes being exchanged.
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
In addition to the Notes issued by AWCC as described above, during the nine months ended September 30, 2023, AWCC and the Company’s regulated subsidiaries issued in the aggregate $211 million of private activity bonds and government funded debt in multiple transactions, with annual interest rates ranging from 0.00% to 3.88%, a weighted average interest rate of 3.50%, and maturity dates ranging from 2025 to 2041. During the nine months ended September 30, 2023, $125 million of the $211 million of private activity bonds and government funded debt issued by AWCC and the Company's regulated subsidiaries were collateralized. During the nine months ended September 30, 2023, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $263 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 6.55%, a weighted average interest rate of 1.64%, and maturity dates ranging from 2023 to 2051.
During 2022 and the first half of 2023, the Company had entered into 11 treasury lock agreements, each with a term of 10 years, with notional amounts totaling $300 million. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In June 2023, the Company terminated the treasury lock agreements realizing a net gain of $3 million included in Other, net in the accompanying Consolidated Statements of Operations.
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2023 or 2022.
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility, and issuances of equity. The revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. On October 26, 2023, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, as permitted by the terms of the credit agreement, from October 2027 to October 2028. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. As of September 30, 2023 and December 31, 2022, there were no borrowings under the revolving credit facility. As of September 30, 2023 and December 31, 2022, there were $75 million and $78 million, respectively, of outstanding letters of credit under the revolving credit facility.
At September 30, 2023, there was no outstanding short-term debt. In the second quarter of 2023, the net proceeds of the Notes were used to repay the short-term commercial paper obligations. See Note 7—Long-Term Debt for additional information relating to the Notes.
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

Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(75)	(75)
Remaining availability as of September 30, 2023	$2,600	$75	$2,675
(a)Total remaining availability of $2.68 billion as of September 30, 2023, may be accessed through revolver draws.

	As of December 31, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2023 and December 31, 2022, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of September 30, 2023	$628	$2,675	$3,303
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
Note 9: Income Taxes
The Company’s effective income tax rate was 20.6% and 19.1% for the three months ended September 30, 2023 and 2022, respectively, and 21.0% and 18.9% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the Company’s effective income tax rate for the three and nine months ended September 30, 2023, was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders. The amortization of EADIT is generally offset with a reduction in revenue.
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

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Components of net periodic pension benefit cost (credit):
Service cost	$4	$8	$12	$23
Interest cost	22	16	65	48
Expected return on plan assets	(23)	(31)	(69)	(92)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of actuarial loss	4	5	11	15
Net periodic pension benefit cost (credit)	$6	$(3)	$16	$(9)

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$2	$3
Interest cost	4	3	11	8
Expected return on plan assets	(3)	(5)	(9)	(15)
Amortization of prior service credit	(8)	(8)	(24)	(24)
Amortization of actuarial loss	1	—	2	—
Net periodic other postretirement benefit credit	$(5)	$(9)	$(18)	$(28)
The Company contributed $11 million and $31 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2023, respectively, and contributed $9 million and $27 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2022, respectively. The Company expects to make pension contributions to the plan trusts of $11 million during the remainder of 2023.
There were $3 million of contributions for the funding of the Company’s other postretirement benefit plans for the three and nine months ended September 30, 2023, and there were no material contributions and $13 million of contributions for the funding of the Company’s other postretirement benefit plans for the three and nine months ended September 30, 2022, respectively.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2023, the Company has accrued approximately $4 million of probable loss contingencies associated with such actions and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies associated with such actions, which can be reasonably estimated, is $3 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
Dunbar, West Virginia Water Main Break Class Action Litigation
On the evening of June 23, 2015, a 36-inch pre-stressed concrete transmission water main, installed in the early 1970s, failed. The water main is part of the West Relay pumping station located in the City of Dunbar, West Virginia and owned by the Company’s West Virginia subsidiary (“WVAWC”). The failure of the main caused water outages and low pressure for up to approximately 25,000 WVAWC customers. In the early morning hours of June 25, 2015, crews completed a repair, but that same day, the repair developed a leak. On June 26, 2015, a second repair was completed, and service was restored that day to approximately 80% of the impacted customers, and to the remaining approximately 20% by the next morning. The second repair showed signs of leaking, but the water main was usable until June 29, 2015, to allow tanks to refill. The system was reconfigured to maintain service to all but approximately 3,000 customers while a final repair was being completed safely on June 30, 2015. Water service was fully restored by July 1, 2015, to all customers affected by this event.

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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. In January 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. On July 5, 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. On August 26, 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 5, 2022 order, which petition was denied on June 8, 2023. On August 21, 2023, the Circuit Court set a date of September 9, 2024 for a class trial on issues relating to duty and breach of that duty. The trial will not find class-wide or punitive damages.
The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint. WVAWC is vigorously defending itself against these allegations. Given the current stage of this proceeding, the Company cannot reasonably estimate the amount of any reasonably possible loss or a range of loss related to this proceeding.
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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. On January 12, 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. On February 9, 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. On September 21, 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. On October 12, 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. An order denying the original proposed class and addressing the proposed amended class has not been entered by the court and remains pending.
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
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $233 million in aggregate costs as of September 30, 2023 related to the Water Supply Project, which includes $69 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. On December 5, 2022, the CPUC issued a final decision that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022, final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. This decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings to be scheduled in a Phase 2 to this CPUC proceeding will focus on updated supply and demand estimates for the Water Supply Project.
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
Potential Condemnation of Monterey System Assets
The water system assets of Cal Am located in Monterey, California (the “Monterey system assets”) are the subject of a potential condemnation action by the MPWMD stemming from a November 2018 public ballot initiative. In 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In 2020, the MPWMD certified a final environmental impact report, analyzing the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system.
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

By letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million.
Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets. While the Company cannot currently predict the outcome of any such lawsuit, the Company believes that, given existing legal precedent related to similar attempts by public agencies in California to take over water systems, Cal Am should be able to defend itself successfully against an eminent domain lawsuit by the MPWMD.
On October 25, 2023, the Monterey County Superior Court issued an Intended Statement of Decision to issue a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey water system assets) and to reconsider the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. Once the writ of mandate is issued, the LAFCO denial will be nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. Cal Am is evaluating potential actions relative to the writ of mandate, including filing an appeal or other challenge and/or making suitable presentations at a subsequent LAFCO rehearing.
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
As of September 30, 2023, $0.5 million of the aggregate Settlement amount of $126 million remains reflected in accrued liabilities, and $0.5 million in an offsetting insurance receivable remains reflected in other current assets on the Consolidated Balance Sheets pending resolution of all asserted actual or potential claims associated with this matter. The amount reflected in accrued liabilities reflects the status of the liability and the offsetting insurance receivable reflected in other current assets, each as of September 30, 2023.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders	$323	$297	$773	$673

Denominator:
Weighted-average common shares outstanding—Basic	195	182	192	182
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average common shares outstanding—Diluted	195	182	192	182
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2023 and 2022, because their effect would have been anti-dilutive under the treasury stock method.

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
Seller promissory note from the sale of the Homeowner Services Group (“HOS”) — The carrying amount reported on the Consolidated Balance Sheets for the seller promissory note, included as part of the consideration from the sale of HOS, is $720 million as of September 30, 2023 and December 31, 2022. This amount represents the principal amount owed under the seller note, for which the Company expects to receive full payment. The accounting fair value measurement of the seller note approximated $693 million and $686 million as of September 30, 2023 and December 31, 2022, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The seller note is classified as Level 3 within the fair value hierarchy.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of September 30, 2023
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	12,190	8,897	1,014	686	10,597

	As of December 31, 2022
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	11,207	8,599	49	1,427	10,075

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$33	$—	$—	$33
Rabbi trust investments	22	—	—	22
Deposits	6	—	—	6
Other investments
Money market and other	36	—	—	36
Fixed-Income Securities	148	6	—	154
Contingent cash payment from the sale of HOS	—	—	72	72
Total assets	245	6	72	323

Liabilities:
Deferred compensation obligations	26	—	—	26
Total liabilities	26	—	—	26
Total assets	$219	$6	$72	$297

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$32	$—	$—	$32
Rabbi trust investments	21	—	—	21
Deposits	7	—	—	7
Other investments
Money market and other	61	—	—	61
Fixed-Income Securities	147	6	—	153
Contingent cash payment from the sale of HOS	—	—	72	72
Mark-to-market derivative asset	—	1	—	1
Total assets	268	7	72	347

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$244	$7	$72	$323
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
The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $72 million and $67 million in Other current assets, as of September 30, 2023 and December 31, 2022, respectively, and $119 million and $147 million in Other long-term assets, as of September 30, 2023 and December 31, 2022, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed income securities as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$154	$6	$6	$154

	As of December 31, 2022
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$153	$—	$—	$153
The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of September 30, 2023, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$100
1 year - 5 years	42
5 years - 10 years	3
Greater than 10 years	9
Total	$154

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
Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one year to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 36 years, six years, and five years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $144 million and $145 million as of September 30, 2023 and December 31, 2022, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $1 million in 2023, $4 million in 2024 through 2027, and $45 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $2 million and $3 million for the three months ended September 30, 2023 and September 30, 2022, respectively, and $8 million and $9 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
For the three and nine months ended September 30, 2023, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, were $3 million and $8 million, respectively. For the nine months ended September 30, 2023, there were ROU assets obtained in exchange for new operating lease liabilities of $9 million.
As of September 30, 2023, the weighted-average remaining lease term of the operating leases was 17 years, and the weighted-average discount rate of the operating leases was 4%.
The future maturities of lease liabilities as of September 30, 2023, were $3 million in 2023, $10 million in 2024, $9 million in 2025, $8 million in 2026, $8 million in 2027, and $82 million thereafter. As of September 30, 2023, imputed interest was $40 million.
Note 15: Segment Information
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates primarily through one reportable segment, the Regulated Businesses segment. The Regulated Businesses segment also includes inter-segment revenues, costs and interest which are eliminated to reconcile to the Consolidated Statements of Operations.
The Company also operates other businesses, primarily MSG, that do not meet the criteria of a reportable segment in accordance with GAAP and are collectively presented throughout this Form 10-Q within “Other,” which is consistent with how management assesses the results of these businesses. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the seller promissory note and income from the revenue share agreement from the sale of HOS, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. The adjustments related to the acquisitions are reported in Other as they are excluded from segment performance measures evaluated by management.

On December 9, 2021, the Company sold all of the equity interests of the HOS subsidiaries, for a total consideration of approximately $1.275 billion. The consideration was comprised of $480 million in cash, a seller promissory note in the principal amount of $720 million, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. See Note 13—Fair Value of Financial Information for additional information relating to the seller promissory note and contingent cash payment. The seller promissory note from the sale of HOS, has a five-year term, is payable in cash, and bears interest at a rate of 7.00% per year during the term. The Company recognized $13 million of interest income from the seller note for each of the three months ended September 30, 2023 and 2022, and $38 million of interest income from the seller note for each of the nine months ended September 30, 2023 and 2022.
The Company recognized $3 million and $2 million of income during the three months ended September 30, 2023 and 2022, respectively, and $9 million and $6 million of income during the nine months ended September 30, 2023 and 2022, respectively, from the revenue share agreements from the sale of HOS, which is included in Other, net on the Consolidated Statements of Operations.
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended September 30, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,095	$72	$1,167
Depreciation and amortization	174	3	177
Total operating expenses, net	614	75	689
Interest expense	(92)	(25)	(117)
Interest income	7	16	23
Provision for income taxes	84	—	84
Net income attributable to common shareholders	331	(8)	323
Total assets	26,987	2,831	29,818
Cash paid for capital expenditures	619	7	626

	As of or for the Three Months Ended September 30, 2022
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,003	$79	$1,082
Depreciation and amortization	161	3	164
Total operating expenses, net	574	69	643
Interest expense	(81)	(30)	(111)
Interest income	1	13	14
Provision (benefit) for income taxes	71	(1)	70
Net income (loss) attributable to common shareholders	302	(5)	297
Total assets	24,366	2,760	27,126
Cash paid for capital expenditures	598	4	602

	As of or for the Nine Months Ended September 30, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$2,960	$242	$3,202
Depreciation and amortization	515	8	523
Total operating expenses, net	1,770	227	1,997
Interest expense	(269)	(73)	(342)
Interest income	14	38	52
Provision for income taxes	203	2	205
Net income (loss) attributable to common shareholders	783	(10)	773
Total assets	26,987	2,831	29,818
Cash paid for capital expenditures	1,765	14	1,779

	As of or for the Nine Months Ended September 30, 2022
	Regulated Businesses	Other	Consolidated
Operating revenues	$2,646	$215	$2,861
Depreciation and amortization	473	12	485
Total operating expenses, net	1,658	191	1,849
Interest expense	(227)	(90)	(317)
Interest income	1	38	39
Provision for income taxes	154	3	157
Net income (loss) attributable to common shareholders	681	(8)	673
Total assets	24,366	2,760	27,126
Cash paid for capital expenditures	1,588	9	1,597

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
Financial Results
For the three and nine months ended September 30, 2023, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.66 and $4.03, respectively, an increase of $0.03 and $0.33, respectively, as compared to the same periods in the prior year. These increases were primarily driven by the implementation of new rates in the Regulated Businesses for the recovery of capital and acquisition investments, offset somewhat by increased production costs, including inflationary pressures since mid-2022, and higher pension costs. Approximately 75% of the estimated impact of increased production costs, including chemicals, power and other fuel, and higher pension costs, are reflected in higher revenues in 2023 from rate cases recently completed. Results for the three and nine months ended September 30, 2023, reflect the net favorable impact of warmer, drier weather compared to normal, estimated at $0.04 and $0.11 per share, respectively. Results for the three and nine months ended September 30, 2022, reflect the net favorable impact of weather compared to normal, estimated at $0.06 per share. Results for the three and nine months ended September 30, 2023, also reflect the impact of share dilution from the equity financing of $0.12 and $0.22 per share, respectively, roughly equivalent to avoided interest expense.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. The Company plans to invest approximately $2.9 billion in these growth strategies in 2023. During the first nine months of 2023, the Company invested $1.8 billion, primarily in the Regulated Businesses, as discussed below:
Regulated Businesses - Growth and Optimization
•$1.77 billion capital investment in the Regulated Businesses, the substantial majority for infrastructure improvements and replacements; and
•$36 million to fund acquisitions in the Regulated Businesses, which added approximately 7,900 customers, in addition to approximately 14,200 customers added through organic growth. This includes the Company’s New Jersey subsidiary’s acquisition of the water and wastewater assets of Egg Harbor City on June 1, 2023, for a cash purchase price of $22 million, $2 million of which was funded as a deposit to the seller in March 2021 in connection with the execution of the acquisition agreement.
On April 6, 2023, the Company’s Illinois subsidiary entered into an agreement to acquire the wastewater treatment plant from Granite City for an amended purchase price of $86 million. This plant provides wastewater service for approximately 26,000 customer connections. The Company expects to close this acquisition around year-end 2023, pending regulatory approval.

Effective March 24, 2023, the Company’s Pennsylvania subsidiary acquired the rights to buy the wastewater system assets of the Township of Towamencin, for an aggregate purchase price of $104 million, subject to adjustment as provided in the asset purchase agreement. This system provides wastewater services to approximately 6,300 customer connections in seven townships in Montgomery County, Pennsylvania. The Company expects to close this acquisition in late 2024 or early 2025, pending final regulatory approval.
On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the wastewater assets of the Butler Area Sewer Authority for an amended purchase price of $230 million in cash, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 14,700 customer connections. The Company expects to close this acquisition by the end of 2023, pending regulatory approval.
As of September 30, 2023, the Company had entered into 32 agreements with a total aggregate purchase price of $611 million for pending acquisitions in the Regulated Businesses, including the agreements discussed above, to add approximately 88,100 additional customers.
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
The Company performed an initial review of the NPDWR to assess the four parts per trillion requirements for PFAS and the application of the Hazard Index approach for PFNA, PFBS, PFHxS, and GenX Chemicals. On May 24, 2023, the Company submitted comments to the EPA outlining its position on key issues to address the proposed regulations, including its projected costs associated with PFAS treatment at the proposed limits and the potential impact to customers’ bills. The Company estimates an investment of approximately $1 billion of capital expenditures to install additional treatment facilities over a three to five-year period in order to comply with the proposed regulations. Additionally, the Company estimates annual operating expenses of approximately $50 million related to testing and treatment in today's dollars. These are preliminary estimates based on the proposed rule. The actual expenses may differ from these preliminary estimates and will be dependent upon multiple factors, including the final rule and effective date, as well as the completion of a system-by-system engineering analysis.
The Company supports sound policies and compliance with the NPDWR by all water utilities, while protecting customers and communities from the costly burden of monitoring for and mitigating PFAS contamination in water systems. The Company continues to advocate for policies that hold polluters accountable and is currently participating in the multi-district litigation and other lawsuits filed against certain PFAS manufacturers seeking damages and reimbursement of costs incurred and continuing to be incurred to address contamination of public water supply systems by PFAS. The Company is monitoring ongoing litigation and settlement activity with manufacturers of PFAS in these proceedings for potential impacts to the various claims asserted by the Company, including deadlines set in the multi-district litigation of December 4, 2023, and December 11, 2023, for water utilities, including the Company, to opt out of proposed class action settlements with certain of such manufacturers. For more information on the PFAS multi-district litigation, see Part II, Item 1—Legal Proceedings—PFAS Multi-District Litigation.
Operational Excellence
The Company’s adjusted regulated operation and maintenance (“O&M”) efficiency ratio was 32.6% for the twelve months ended September 30, 2023, as compared to 33.6% for the twelve months ended September 30, 2022. The ratio reflects an increase in operating revenues for the Regulated Businesses, after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below, as well as the continued focus on operating costs.

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
Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Twelve Months Ended September 30,
(Dollars in millions)	2023	2022
Total operation and maintenance expenses	$1,681	$1,647
Less:
Operation and maintenance expenses—Other	284	315
Total operation and maintenance expenses—Regulated Businesses	1,397	1,332
Less:
Regulated purchased water expenses	156	153
Allocation of non-operation and maintenance expenses	23	32
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,218	$1,147

Total operating revenues	$4,133	$3,812
Less:
Operating revenues—Other	315	338
Total operating revenues—Regulated Businesses	3,818	3,474
Less:
Regulated purchased water revenues (a)	156	153
Revenue reductions from the amortization of EADIT	(75)	(92)
Adjusted operating revenues—Regulated Businesses (ii)	$3,737	$3,413

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	32.6%	33.6%
(a)The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the EADIT that are generally offset in income tax expense, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2023:

(In millions)	Effective Date	Amount
General rate cases by state:
Missouri	May 28, 2023	$44
Virginia	April 24, 2023 (a)	11
Pennsylvania	January 28, 2023	138
Illinois	January 1, 2023	67
California, Step Increase	January 1, 2023	13
Total general rate case authorizations		$273
(a)Interim rates were effective May 1, 2022, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final Order on April 24, 2023.
On June 29, 2023, the California Public Utilities Commission (“CPUC”) issued a decision on the cost of capital application for the Company’s California subsidiary, which authorizes a return on equity of 8.98% and a capital structure with an equity component of 57.04% for the three-year period from 2022 to 2024. The CPUC’s decision is not retroactive and was effective from the date of the order through the end of 2024. The decision includes a Water Cost of Capital Mechanism (the “WCCM”) that would allow the California subsidiary to increase its return on equity for the remainder of 2023 and 2024 based on capital market rates. As authorized by the WCCM, on June 30, 2023, the California subsidiary filed with the CPUC staff an advice letter to seek a 52 basis point increase to the return on equity for 2023, which was approved on July 25, 2023, increasing the return on equity to 9.50%, effective July 31, 2023. On October 16, 2023, the California subsidiary filed with the CPUC staff an advice letter to implement a 70 basis point increase to the return on equity, effective January 1, 2024, based on the triggering of the WCCM. After approval, the authorized return on equity will increase to 10.20%.
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
On April 24, 2023, the Virginia State Corporation Commission issued an order approving the settlement of the rate case filed on September 26, 2022, by the Company’s Virginia subsidiary. The general rate case order approved an $11 million annualized increase in water and wastewater revenues. Interim rates in this proceeding were effective on May 1, 2022, and the order required that the difference between interim and the final approved rates were subject to refund within 90 days of the order issuance. The order approves the settlement terms with a return on equity of 9.7% and a common equity ratio of 40.7%. The annualized revenue increase is driven primarily by significant incremental capital investments since the Virginia subsidiary’s 2020 rate case order that have been completed or were planned through April 30, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order includes recovery of the Virginia subsidiary’s COVID-19 deferral balance. It also includes approval of the accounting deferral of deviations in pension and other postretirement benefits expense from those established in base rates, until the Virginia subsidiary’s next base rate case.
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
Pending General Rate Case Filings
On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. Interim rates will be effective May 1, 2024, with the difference between interim and final approved rates subject to refund.
On June 30, 2023, the Company’s Kentucky subsidiary filed a general rate case requesting $26 million in additional annualized revenues, excluding infrastructure surcharges of $10 million. An order is expected in the general rate case by the end of the first quarter of 2024.
On May 1, 2023, the Company’s West Virginia subsidiary filed a general rate case requesting $45 million in additional annualized revenues, excluding previously approved infrastructure surcharges of $7 million. The general rate case includes a future test year capturing planned investment through 2025 and an order is expected to be issued by February 25, 2024. On June 30, 2023, the West Virginia subsidiary filed its annual infrastructure surcharge requesting $8 million in additional annualized revenues for planned investment through 2024. The infrastructure surcharge will be aligned with the investments recognized in the general rate case if the future test year is approved.
On March 31, 2023, the Company’s Indiana subsidiary filed a general rate case requesting $87 million in additional annualized revenues, excluding $41 million of revenue from infrastructure filings already approved, which includes three step increases, with $43 million of the increase to be included in rates in January 2024, $18 million in May 2024, and $26 million in May 2025. Hearings were completed in September and an order is expected in the general rate case by the end of January 2024.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million. In October 2023, evidentiary hearings were held, and an order is expected in the general rate case in 2024 with rates retroactive to January 1, 2024.

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

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	(a)	$32
Kentucky	October 1, 2023	4
Indiana	(b)	26
Missouri	January 16, 2023	14
Pennsylvania	January 1, 2023	3
West Virginia	January 1, 2023	7
Total infrastructure surcharge authorizations		$86
(a)In 2023, $15 million was effective October 30, $1 million was effective June 29 and $16 million was effective April 29.
(b)In 2023, $20 million was effective March 23 and $6 million was effective March 8.
Pending Infrastructure Surcharge Filings
On September 1, 2023, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $23 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would have become effective upon receiving an order in the current pending rate case. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which will become effective upon receiving an order in the current pending rate case.
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

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(In millions)
Operating revenues	$1,167	$1,082	$3,202	$2,861
Operating expenses:
Operation and maintenance	436	416	1,248	1,156
Depreciation and amortization	177	164	523	485
General taxes	76	63	227	208
Other	—	—	(1)	—
Total operating expenses, net	689	643	1,997	1,849
Operating income	478	439	1,205	1,012
Other income (expense):
Interest expense	(117)	(111)	(342)	(317)
Interest income	23	14	52	39
Non-operating benefit costs, net	9	19	26	58
Other, net	14	6	37	38
Total other (expense)	(71)	(72)	(227)	(182)
Income before income taxes	407	367	978	830
Provision for income taxes	84	70	205	157
Net income attributable to common shareholders	$323	$297	$773	$673
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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(In millions)
Operating revenues	$1,095	$1,003	$2,960	$2,646
Operation and maintenance	368	355	1,043	991
Depreciation and amortization	174	161	515	473
General taxes	72	58	213	194
Other	—	—	(1)	—
Other income (expenses)	(66)	(56)	(204)	(153)
Provision for income taxes	84	71	203	154
Net income attributable to common shareholders	$331	$302	$783	$681

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(In millions)
Water services:
Residential	$607	$557	$1,622	$1,469
Commercial	231	208	600	535
Fire service	40	36	118	109
Industrial	50	42	126	116
Public and other	72	83	220	205
Total water services	1,000	926	2,686	2,434
Wastewater services:
Residential	58	46	169	129
Commercial	16	12	46	33
Industrial	2	1	6	3
Public and other	8	7	21	14
Total wastewater services	84	66	242	179
Other (a)	11	11	32	33
Total operating revenues	$1,095	$1,003	$2,960	$2,646
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(Gallons in millions)
Billed water services volumes:
Residential	49,452	51,841	123,527	124,006
Commercial	23,481	24,102	59,029	58,802
Industrial	10,559	10,326	28,014	28,451
Fire service, public and other	15,760	15,504	41,042	39,708
Total billed water services volumes	99,252	101,773	251,612	250,967
For the three months ended September 30, 2023, operating revenues increased $92 million, primarily due to a $99 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states. In addition, operating revenues were $6 million higher from water and wastewater acquisitions and organic growth in existing systems. The increases were partially offset by (i) a $6 million estimated net decrease due to warmer and drier than normal weather in the third quarter of 2022, particularly in the Company’s New Jersey service territory, and (ii) a $12 million decrease due to changes in customer demand.
For the nine months ended September 30, 2023, operating revenues increased $314 million, primarily due to: (i) a $276 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) a $27 million increase from water and wastewater acquisitions and organic growth in existing systems; and (iii) a $12 million estimated net increase primarily due to drier than normal weather in the second quarter of 2023.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(In millions)
Employee-related costs	$127	$126	$386	$378
Production costs	125	114	324	291
Operating supplies and services	59	62	173	174
Maintenance materials and supplies	22	22	65	64
Customer billing and accounting	19	17	48	44
Other	16	14	47	40
Total operation and maintenance expense	$368	$355	$1,043	$991
For the three months ended September 30, 2023, operation and maintenance expense increased $13 million, primarily due to inflationary impacts from increased chemicals cost.
For the nine months ended September 30, 2023, operation and maintenance expense increased $52 million, primarily due to inflationary impacts from increased fuel, power and chemicals costs.
Depreciation and Amortization
For the three and nine months ended September 30, 2023, depreciation and amortization increased $13 million and $42 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
For the three and nine months ended September 30, 2023, general taxes increased $14 million and $19 million, respectively, primarily due to an increase in the New Jersey Gross Receipts Tax and incremental property taxes.
Other Income (Expenses)
For the three and nine months ended September 30, 2023, other (expenses) increased $10 million and $51 million, respectively, due to higher interest expense from the issuance of incremental long-term debt. The increases were also due to higher net periodic pension and other postretirement benefit costs in the current periods. These increases were partially offset by an increase in allowance for funds used during construction in the current periods.
Provision for Income Taxes
For the three and nine months ended September 30, 2023, the Regulated Businesses’ provision for income taxes increased $13 million and $49 million, respectively. The Regulated Businesses’ effective income tax rate was 20.2% and 19.0% for the three months ended September 30, 2023 and 2022, respectively, and 20.6% and 18.4% for the nine months ended September 30, 2023 and 2022, respectively. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders. The amortization of EADIT is generally offset with a reduction in revenue.

Other
Presented in the table below is information for Other:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
(In millions)
Operating revenues	$72	$79	$242	$215
Operation and maintenance	68	61	205	165
Depreciation and amortization	3	3	8	12
Interest expense	(25)	(30)	(73)	(90)
Interest income	16	13	38	38
Provision (benefit) for income taxes	—	(1)	2	3
Net income (loss) attributable to common shareholders	(8)	(5)	(10)	(8)
Operating Revenues
For the three months ended September 30, 2023, operating revenues decreased $7 million, due to timing of capital projects in MSG and the Contract Services Group businesses.
For the nine months ended September 30, 2023, operating revenues increased $27 million, from an increase in capital projects in MSG, primarily at the United States Military Academy at West Point, New York and revenue for Naval Station Mayport. The Naval Station Mayport contract was awarded on June 30, 2022, with the performance start date for operation on March 1, 2023.
Operation and Maintenance
For the three months ended September 30, 2023, operation and maintenance expense increased $7 million, primarily due to employee related costs.
For the nine months ended September 30, 2023, operation and maintenance expense increased $40 million, primarily due to costs associated with the increased capital projects in MSG and employee related costs.
Legislative Updates
During 2023, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of November 1, 2023:
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
•Illinois passed Senate Bill 250 (Public Act 103-0006), which contains supplemental appropriations for the previous fiscal year 2023 and appropriations for fiscal year 2024. This bill contains a $5 million appropriation to the Department of Commerce and Economic Opportunity for purposes of grants pursuant to the Water and Sewer Financial Assistance Act (Public Act 102-262), which was an initiative of the Company’s Illinois subsidiary during the 102nd General Assembly. Legislation was signed by the Governor on June 7, 2023, and the appropriation became effective July 1, 2023.

•California passed Senate Bill 122, which authorizes $300 million in additional funding for the California Water and Wastewater Arrearage Payment Program, and extends the eligibility date from March 2020 to June 2021, to March 2020 to December 2022. Legislation was signed and became effective on July 10, 2023.
During 2023, the State of California enacted the following legislation that was signed into law on October 7, 2023:
•California passed Senate Bill 253, which requires any public or private company that does business in California and has over $1 billion in annual revenue to publicly disclose, beginning in 2026, scope 1, 2, and 3 greenhouse gas emissions released from their operations and supply chain.
•California passed Senate Bill 261, which requires companies doing business in California with greater than $500 million in annual revenues to prepare, beginning in 2026, biennial reports disclosing climate-related financial risk.
Condemnation and Eminent Domain
All or portions of the Regulated Businesses’ utility assets could be acquired by state, municipal or other government entities through one or more of the following methods: (i) eminent domain (also known as condemnation); (ii) the right of purchase given or reserved by a municipality or political subdivision when the original certificate of public convenience and necessity (“CPCN”) was granted; and (iii) the right of purchase given or reserved under the law of the state in which the utility subsidiary was incorporated or from which it received its CPCN. The acquisition consideration related to such a proceeding initiated by a local government may be determined consistent with applicable eminent domain law or may be negotiated or fixed by appraisers as prescribed by the law of the state or the jurisdiction of the particular CPCN.
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, Cal Am’s Monterey system assets are the subject of a potential condemnation action by the Monterey Peninsula Water Management District (the “MPWMD”) stemming from a November 2018 public ballot initiative. In 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In 2020, the MPWMD certified a final environmental impact report, analyzing the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system.
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
By letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million.
Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets. While the Company cannot currently predict the outcome of any such lawsuit, the Company believes that, given existing legal precedent related to similar attempts by public agencies in California to take over water systems, Cal Am should be able to defend itself successfully against an eminent domain lawsuit by the MPWMD. For more information on legal proceedings associated with this matter, see Item 3—Legal Proceedings in the Form 10-K and Part II, Item 1—Legal Proceedings—Proposed Acquisition of Monterey System Assets—Local Area Formation Commission Litigation in this Form 10-Q.

On October 25, 2023, the Monterey County Superior Court issued an Intended Statement of Decision to issue a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey water system assets) and to reconsider the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. Once the writ of mandate is issued, the LAFCO denial will be nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. Cal Am is evaluating potential actions relative to the writ of mandate, including filing an appeal or other challenge and/or making suitable presentations at a subsequent LAFCO rehearing.
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
On March 3, 2023, the Company completed an underwritten public offering of an aggregate of 12,650,000 shares of parent company common stock. Upon closing of this offering, the Company received, after deduction of the underwriting discount and before deduction of offering expenses, net proceeds of approximately $1,688 million. The Company used the net proceeds of the offering to repay short-term commercial paper obligations of AWCC, the wholly owned finance subsidiary of parent company, and for general corporate purposes.
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. A portion of the net proceeds was used to repay AWCC’s commercial paper obligations and the remainder is being used for general corporate purposes. See Note 7—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.

The Company’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.60 billion. On October 26, 2023, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, as permitted by the terms of the credit agreement, from October 2027 to October 2028. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods, as to which one such extension request remains. As of September 30, 2023 and December 31, 2022, there were no borrowings under the revolving credit facility. As of September 30, 2023 and December 31, 2022, there were $75 million and $78 million, respectively, of outstanding letters of credit under the revolving credit facility. At September 30, 2023, there was no outstanding short-term debt. In the second quarter of 2023, the net proceeds of the Notes were used to repay the short-term commercial paper obligations. At December 31, 2022, the weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.41%.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility as of September 30, 2023 and December 31, 2022, as well as the available capacity for each:

	As of September 30, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(75)	(75)
Remaining availability as of September 30, 2023	$2,600	$75	$2,675
(a)Total remaining availability of $2.68 billion as of September 30, 2023, may be accessed through revolver draws.

	As of December 31, 2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2023 and December 31, 2022, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of September 30, 2023	$628	$2,675	$3,303
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
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

During 2022 and the first half of 2023, the Company had entered into 11 treasury lock agreements, each with a term of 10 years, with notional amounts totaling $300 million. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In June 2023, the Company terminated the treasury lock agreements realizing a net gain of $3 million included in Other, net in the accompanying Consolidated Statements of Operations.
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2023 or 2022.
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Nine Months Ended September 30,
	2023	2022
(In millions)
Net income	$773	$673
Add (less):
Depreciation and amortization	523	485
Deferred income taxes and amortization of investment tax credits	129	13
Other non-cash activities (a)	(13)	(51)
Changes in working capital (b)	(31)	(316)
Pension and non-pension postretirement benefit contributions	(34)	(40)
Net cash provided by operating activities	$1,347	$764
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
For the nine months ended September 30, 2023, cash provided by operating activities increased $583 million, primarily due to changes in deferred taxes and working capital. The change in deferred taxes was driven by the settlement of the deferred tax liability related to the Company’s New York regulated operations that was sold in the first quarter of 2022. The changes in working capital were driven by $280 million of estimated tax payments for taxable gains on the sales of the Company’s Homeowner Services Group and its New York regulated operations in the first half of 2022.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Nine Months Ended September 30,
	2023	2022
(In millions)
Net capital expenditures	$(1,779)	$(1,597)
Acquisitions, net of cash acquired	(36)	(288)
Net proceeds from sale of assets	—	608
Other investing activities, net (a)	(113)	(85)
Net cash used in investing activities	$(1,928)	$(1,362)
(a)Includes removal costs from property, plant and equipment retirements.
For the nine months ended September 30, 2023, cash used in investing activities increased $566 million, primarily due to proceeds received from the sale of the Company's New York operations in the first quarter of 2022.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Nine Months Ended September 30,
	2023	2022
(In millions)
Proceeds from long-term debt	$1,246	$822
Repayments of long-term debt	(263)	(14)
Net proceeds from common stock financing	1,688	—
Net short-term repayments with maturities less than three months	(1,175)	50
Debt issuance costs and make-whole premium on early debt redemption	(15)	(7)
Dividends paid	(395)	(348)
Other financing activities, net (a)	39	63
Net cash provided by financing activities	$1,125	$566
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the nine months ended September 30, 2023, cash provided by financing activities increased $559 million, primarily due to the common stock financing and issuance of long-term debt. This was partially offset by repayment in full of the short-term commercial paper obligations during the first half of 2023.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2023, the Company’s ratio was 0.55 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of November 1, 2023, as issued by Moody’s Investors Service on December 19, 2022, and S&P Global Ratings on February 6, 2023:

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
Application of Critical Accounting Policies and Estimates
The financial condition of the Company, results of operations and cash flows, as reflected in the Company’s Consolidated Financial statements, are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the Company’s Form 10-K for a discussion of its critical accounting policies. Additionally, see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for updates, if any, to the significant accounting policies previously disclosed in the Company’s Form 10-K.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
Desalination Plant Development Permit
On September 8, 2023, the court of appeal issued its opinion reversing the trial court’s determination in favor of MCWD as to the statement of overriding considerations and rejecting MCWD’s appeals on all of its claims that the Monterey County Superior Court had denied. On September 25, 2023, MCWD filed a petition for rehearing in the court of appeal, which was denied on October 4, 2023.
Proposed Acquisition of Monterey System Assets — Local Area Formation Commission Litigation
Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets. If such a lawsuit is filed, Cal Am would seek dismissal or take other action to assert what it believes would be meritorious defenses against the MPWMD’s claims. While the Company cannot currently predict the outcome of any such lawsuit, the Company believes that, given existing legal precedent related to similar attempts by public agencies in California to take over water systems, Cal Am should be able to defend itself successfully against an eminent domain lawsuit by the MPWMD.
On October 25, 2023, the Monterey County Superior Court issued an Intended Statement of Decision to issue a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey water system assets) and to reconsider the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. Once the writ of mandate is issued, the LAFCO denial will be nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. Cal Am is evaluating potential actions relative to the writ of mandate, including filing an appeal or other challenge and/or making suitable presentations at a subsequent LAFCO rehearing.
Dunbar, West Virginia Water Main Break Class Action Litigation
On August 21, 2023, the Circuit Court set a trial date of September 9, 2024, to determine certain liability issues but not to consider class-wide or punitive damages. The Company and WVAWC believe that WVAWC has valid, meritorious defenses to the claims raised in this class action complaint, and WVAWC will continue to vigorously defend itself against these allegations.
Chattanooga, Tennessee Class Action Litigation
On September 21, 2023, the Circuit Court held a hearing on the Tennessee Plaintiffs’ motion for reconsideration of the court’s January 12, 2023, oral ruling denying their motion for class certification. The court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. On October 12, 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. An order denying the original proposed class and addressing the proposed amended class has not been entered by the court and remains pending.
PFAS Multi-District Litigation
Several of the Company’s utility subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit, which commenced on December 7, 2018, in U.S. District Court for the District of South Carolina, against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. In August 2023, a potential class action settlement involving defendants The Chemours Company, Corteva, Inc. and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, and a similar class action settlement with defendant 3M Company, received preliminary approval from the MDL court. The Company is monitoring ongoing litigation and settlement activity with manufacturers of PFAS in this proceeding for potential impacts to the various claims asserted by the Company, including deadlines set in the MDL of December 4, 2023 and December 11, 2023 for water utilities, including the Company, to opt out of the settlements.

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
The Company did not repurchase shares of common stock during the three months ended September 30, 2023. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2023, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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

*10.1
Extension Agreement, dated as of October 26, 2023, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

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
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of November, 2023.

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