Form 10-K
period 2023-12-31
American Water Works Company, Inc.
filed 2024-02-14
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Common Stock, $0.01 par value—$24,527,200,000 as of June 30, 2023 (solely for purposes of calculating this aggregate market value, American Water has defined its affiliates to include (i) those persons who were, as of June 30, 2023, its executive officers, directors or known beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2023, to be controlled by, or under common control with, American Water or any such persons in clause (i) above).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common Stock, $0.01 par value per share—194,755,320 shares as of February 6, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the American Water Works Company, Inc. definitive proxy statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
Statements included in Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, or incorporated by reference therein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s ability to execute its current and long-term business, operational, capital expenditures and growth plans and strategies; the timing and outcome of pending or future acquisition activity, and the ability to achieve organic customer growth; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount, allocation and timing of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to finance current and projected operations, capital expenditure needs and growth initiatives by accessing the debt and equity capital markets and sources of short-term liquidity; the outcome and impact on the Company of governmental and regulatory investigations and proceedings and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas (“GHG”) emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the Company’s ability to comply with new and changing environmental regulations; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•present and future proposed changes in laws, governmental regulations and policies, including with respect to the environment (such as, for example, potential improvements to existing Federal regulations with respect to lead and copper service lines and galvanized steel pipe), health and safety, data and consumer privacy, security and protection, water quality and water quality accountability, contaminants of emerging concern (including without limitation per- and polyfluoroalkyl substances (“PFAS”)), public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections and changes in federal, state and local executive administrations;
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
•exposure or infiltration of the Company’s technology and critical infrastructure systems, including the disclosure of sensitive, personal or confidential information contained therein, through physical or cyber attacks or other means, and impacts from required or voluntary public and other disclosures related thereto;
•the Company’s ability to obtain permits and other approvals for projects and construction, update, redesign and/or replacement of various water and wastewater facilities;
•changes in the Company’s capital requirements;
•the Company’s ability to control operating expenses and to achieve operating efficiencies, and the Company’s ability to create, maintain and promote initiatives and programs that support the affordability of the Company’s regulated utility services;
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
•risks and uncertainties following the completion of the sale of the Company’s Homeowner Services Group (“HOS”), including:
•the Company’s ability to receive amounts due, payable and owing to the Company under the amended secured seller note when due; and
•the ability of the Company to redeploy successfully and timely the net proceeds of this transaction into the Company’s Regulated Businesses;
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
•the Company’s exposure to liabilities related to environmental laws and regulations, including those enacted or adopted and under consideration, and the substances related thereto, including without limitation lead and galvanized steel, PFAS and other contaminants of emerging concern, and similar matters resulting from, among other things, water and wastewater service provided to customers;
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
•changes in federal or state general, income and other tax laws, including (i) future significant tax legislation or regulations (including without limitation impacts related to the Corporate Alternative Minimum Tax), and (ii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs;
•migration of customers into or out of the Company’s service territories and changes in water and energy consumption resulting therefrom;
•the use by municipalities of the power of eminent domain or other authority to condemn the systems of one or more of the Company’s utility subsidiaries, including without limitation litigation and other proceedings with respect to the water system assets of the Company’s California subsidiary (“Cal Am”) located in Monterey, California (the “Monterey system assets”), or the assertion by private landowners of similar rights against such utility subsidiaries;
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

PART I
ITEM 1.    BUSINESS
The Company
With a history dating back to 1886, American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. A holding company originally incorporated in Delaware in 1936, the Company employs approximately 6,500 professionals who provide drinking water, wastewater and other related services to over 14 million people in 24 states. The Company conducts the majority of its business through regulated utilities that provide water and wastewater services, collectively presented as one reportable segment, referred to as the “Regulated Businesses.” The Company also operates other businesses that provide water and wastewater services to the U.S. government on military installations, as well as municipalities. Individually, these other businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented throughout this Annual Report on Form 10-K within “Other,” which is consistent with how management assesses the results of these businesses.
Throughout this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Regulated Businesses
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers. The Company’s utilities operate in approximately 1,700 communities in 14 states in the United States, with 3.5 million active customers in its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). Federal, state and local governments also regulate environmental, health and safety, and water quality and water accountability matters. The Company reports the results of the services provided by its utilities in the Regulated Businesses segment. Operating revenues for the Regulated Businesses were $3,920 million for 2023, $3,505 million for 2022 and $3,384 million for 2021, accounting for 93%, 92% and 86%, respectively, of the Company’s total operating revenues for the same periods.
Presented in the table below is a geographic summary of the Regulated Businesses’ operating revenues and the number of customers the Company serves, by type of service, for and as of the year ended December 31, 2023:

	Operating Revenues (in millions)				Number of Customers (in thousands)
	Water (a)	Wastewater	Total	% of Total	Water	Wastewater	Total	% of Total
Pennsylvania	$810	$155	$965	24.6%	683	98	781	22.4%
New Jersey	908	57	965	24.6%	668	64	732	21.0%
Missouri	430	20	450	11.5%	483	24	507	14.5%
Illinois	366	61	427	10.9%	299	72	371	10.6%
California	300	4	304	7.8%	190	3	193	5.5%
Total—Top Five States (b)	2,814	297	3,111	79.4%	2,323	261	2,584	74.1%
Other (c)	779	30	809	20.6%	865	37	902	25.9%
Total Regulated Businesses	$3,593	$327	$3,920	100.0%	3,188	298	3,486	100.0%
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
Presented in the table below is a breakout of the Company’s Regulated Businesses’ operating revenue by class of customer, for the years ended December 31, 2023, 2022 and 2021:

	2023		2022		2021
(In millions)	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Water services:
Residential	$2,143	55%	$1,941	55%	$1,935	57%
Commercial	798	20%	710	20%	676	20%
Fire service	158	4%	147	4%	151	5%
Industrial	167	4%	153	4%	141	4%
Public and other water (a)	284	7%	267	8%	239	7%
Wastewater	327	8%	242	7%	208	6%
Other (b)	43	2%	45	2%	34	1%
Total	$3,920	100%	$3,505	100%	$3,384	100%
(a)Includes water revenues from public authorities and other utilities, community water systems under bulk contracts and alternative revenue programs.
(b)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.
Presented in the table below is the number of water and wastewater customers the Company’s Regulated Businesses’ served by class of customer as of December 31, 2023, 2022 and 2021, which represents approximately 14 million people served as of December 31, 2023:

	2023		2022		2021
(In thousands)	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,893	279	2,870	270	2,972	245
Commercial	221	18	219	17	225	15
Fire service	4	—	51	—	52	—
Industrial	52	—	4	—	4	—
Public and other (a)	18	1	17	1	16	1
Total (b)	3,188	298	3,161	288	3,269	261
(a)Includes public authorities and other utilities and community water and wastewater systems under bulk contracts. Bulk contracts, which are accounted for as a single customer in the table above, generally result in service to multiple customers.
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

Capital Investment
The Company plans to invest between $34 billion and $38 billion over the next 10 years for capital improvements, including acquisitions, to its Regulated Businesses’ water and wastewater infrastructure, largely for pipe replacement and upgrading aging water and wastewater treatment facilities. The Company has proactively improved its pipe renewal rate from a 250-year replacement cycle in 2009 to an approximate 125-year replacement cycle by 2028, which it anticipates will enable the Company to replace nearly 2,000 miles of mains and collection pipes between 2024 and 2028. In addition, from 2024 to 2028, the Company’s capital investment in treatment plants, storage tanks and other key, above-ground facilities is expected to increase, further seeking to address infrastructure renewal, resiliency, water quality, operational efficiency, technology and innovation, and emerging regulatory compliance needs. The Company continues to invest significantly in resiliency projects to address the impacts of climate and weather variability by hardening its assets.
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

Acquisitions and Strategic Growth
The U.S. water and wastewater industries include investor-owned systems as well as municipal systems that are owned and operated by local governments or governmental subdivisions. According to the most recent study by the U.S. Environmental Protection Agency (“EPA”), as of 2017, approximately 84% of the water market is served by municipal systems and approximately 98% of the country’s wastewater systems are government owned. The EPA also estimates, as of 2017, that there are over 50,000 community water systems and over 15,000 community wastewater systems in the United States, with approximately 80% of the community water systems serving a population of 3,000 or less.
A fundamental aspect of the Company’s growth strategy is to pursue acquisitions of water and/or wastewater systems in geographic proximity to areas where the Company operates its Regulated Businesses, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. The proximity of acquisition opportunities to the Company’s regulated footprint allows it to integrate and manage the acquired systems and operations primarily using the Company’s existing management (although the Company typically retains the majority, if not all, of the employees of the acquired systems) and to achieve operational efficiencies and prioritize capital investment needs. The Company’s current customer mix of 91% water and 9% wastewater also presents strategic opportunities for wastewater growth and consolidation, allowing the Company to add wastewater customers where it already serves water customers. The Company intends to continue to expand its regulated footprint geographically by acquiring water and wastewater systems in its existing markets and, if appropriate, pursuing acquisition opportunities in certain domestic markets where the Company does not currently operate its Regulated Businesses. Before entering new regulated markets, the Company will evaluate the business and regulatory climates to ensure that it will have the opportunity to achieve an appropriate rate of return on its investment while maintaining its high standards for providing safe, reliable and affordable services to its customers. The Company will also evaluate whether there is a line of sight to grow to sufficient scale in a new regulated market so that it can attain efficiencies and promote customer affordability after entering a new domestic market.
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
Industry Legislation
In 2020 and 2021, the United States Congress passed, and the President signed into law, legislation with water and wastewater provisions including the Infrastructure Investment and Jobs Act (the “IIJA”), the Consolidated Appropriations Act of 2021 and the American Rescue Plan of 2021. The legislation provided funding for a variety of initiatives to support water and wastewater infrastructure, lead service line replacement, treatment of PFAS and other contaminants of emerging concern, and low-income water assistance (“LIHWAP”). LIHWAP expired in 2023.
The Company’s regulated subsidiaries in New Jersey, Indiana, and Missouri have versions of water quality or safety accountability acts which require operational or safety and security standards for water and wastewater utilities serving a certain number of customers. In New Jersey, the law imposes requirements in areas such as asset management, water quality reporting, remediation of notices of violation, hydrant and valve maintenance and cybersecurity. In Indiana, the law requires water and wastewater utilities to conduct rate analyses, develop capital asset management plans and conduct cybersecurity and water loss audits. In Missouri, the act requires water and wastewater utilities to create cybersecurity, valve inspection and hydrant inspection programs.
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
Competition
The Company’s Regulated Businesses generally do not face direct competition in their existing markets because (i) the Company operates in those markets pursuant to franchises, charters, certificates of public convenience and necessity or similar authorizations (collectively, “CPCNs”) issued by state PUCs or other authorities, and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a significant barrier to market entry. However, the Company’s Regulated Businesses do face increasing competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. When pursuing acquisitions, the Company’s largest investor-owned competitors, based on a comparison of operating revenues and population served, include Essential Utilities, Inc., American States Water Company and California Water Service Group. From time to time, the Company also faces competition from infrastructure funds, multi-utility companies and others, such as Algonquin Power and Utilities Corp., Eversource Energy, SouthWest Water Company and Corix Infrastructure, Inc.
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
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, the Monterey water service system assets (the “Monterey system assets”) of the Company’s California subsidiary (“Cal Am”) are the subject of a potential condemnation action by the Monterey Peninsula Water Management District (the “MPWMD”) stemming from a November 2018 public ballot initiative. For more information on this matter, see Item 3—Legal Proceedings—Proposed Acquisition of Monterey System Assets — Potential Condemnation.
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

Presented in the table below are the percentages of water supply by source type for the Company’s Top Five States individually and the Regulated Businesses collectively for the year ended December 31, 2023:

	Surface Water	Ground Water	Purchased Water
New Jersey	74%	20%	6%
Pennsylvania	91%	7%	2%
Missouri	84%	15%	1%
Illinois	55%	35%	10%
California	—%	67%	33%
Regulated Businesses	71%	22%	7%
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
In connection with supply planning for most surface or groundwater sources, the Company employs models to determine safe yields under different rainfall and drought conditions. Surface and ground water levels are routinely monitored so that supply capacity deficits may, to the extent possible, be predicted and mitigated through demand management and additional supply development. In California, where the state has recently experienced a multi-year drought, the Company utilizes multiple water supply options including numerous ground water wells in multiple aquifers as well as various long-term purchase water agreements with regional water suppliers to optimize supplies while assuring resiliency during dry years. An example of the Company’s use of long-term planning to ensure that it has adequate water supply is its involvement in the Monterey Peninsula Water Supply Project (the “Water Supply Project”) in California. The Water Supply Project includes the construction of a desalination plant, to be owned by Cal Am, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water (formerly known as the Monterey Regional Water Pollution Control Agency) and the MPWMD. The Water Supply Project is intended, among other things, to fulfill obligations of Cal Am to eliminate unauthorized diversions from the Carmel River as required under orders of the California State Water Resources Control Board (the “SWRCB”). For more information, see Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions and Note 16—Commitments and Contingencies—Contingencies—Alternative Water Supply in Lieu of Carmel River Diversions, in the Notes to the Consolidated Financial Statements.
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

Seasonality
Customer demand for the Company’s water service is affected by weather and tends to vary with temperature and amount and frequency of rainfall. Customer demand is generally greater during the warmer months, primarily due to increased water usage for irrigation systems and other outdoor water use. As such, the Company typically expects its operating revenues to be the highest in the third quarter of each year. Weather that is warmer and/or drier than average generally increases operating revenues, whereas, weather that is cooler and/or wetter than average generally suppresses customer water demand and can reduce water operating revenues. Two of the Company’s jurisdictions, California and Illinois, have adopted revenue stability mechanisms which permit the Company to collect state PUC-authorized revenue for a given period that is not tied to the volume of water sold during that period, thereby lessening the impact of weather variability. See —Regulation and Rate Making for additional information regarding revenue stability mechanisms.
Affordability
The Company supports the United Nations’ declaration of access to clean water and sanitation as a human right, regardless of economic status. As a water utility, the Company’s water must be safe, efficient, reliable, accessible and affordable. Through increased efficiency, conservation and low-income support programs, on average across the enterprise, the Company consistently achieves water costs that are significantly below the EPA’s suggested guidance of 2% of household income. Succeeding in water affordability positively affects the health and safety of the Company’s customers and contributes to the economic prosperity of the communities in which it operates.
The Company’s approach to water access and affordability consists of two key strategies. The first is to supply water that is safe, reliable and meets the needs of its customers. The second is to provide affordable water services to customers while protecting its customers’ right to clean water, regardless of economic status or geographic location. The Company also focuses on addressing water affordability by maximizing both supply-side and demand-side efficiency. Average residential water bills for the Company’s customers are approximately $55 to $65 per month, and the expected average annual rate increases across the Company’s footprint over the next five years is 5% to 6%. The Company continues to advocate for federal and state customer affordability support and monitors the number of customers enrolled in its assistance programs to make sure that it is effectively responding to customer needs.
Other
Other primarily includes the MSG business, which enters into long-term contracts with the U.S. government to provide water and wastewater services on military installations. The Contract Services Group (“CSG”), also included in Other, has three contracts with municipal customers to operate and manage water and wastewater facilities and provide other related services. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the secured seller promissory note from the sale of HOS, income from assets not associated with the Regulated Businesses, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. The businesses included within Other are not subject to regulation by state PUCs and the services provided generally do not require significant capital investment. Operating revenues for Other were $314 million for 2023, $287 million for 2022 and $546 million for 2021, accounting for 7%, 8% and 14%, respectively, of the Company’s total operating revenues for the same periods.
Military Services Group
MSG operates on 18 military installations under 50-year contracts with the U.S. government as part of its Utilities Privatization Program. The scope of these contracts generally includes the operation and maintenance of the installation’s water and wastewater systems and a capital program focused on asset replacement and, in certain instances, systems expansion. The replacement of assets assumed when a contract is awarded to MSG is completed either through a discrete set of projects executed in the first five years of the contract or through the long-term recapitalization program performed over the life of the contract. Traditionally, both of these programs are funded from the contract fee. At times, new assets are required to support the installation’s mission, and the construction of these assets is funded by the U.S. government as separate modifications or amendments to the contract. The capital for these assets historically has not been funded through the Company’s debt or equity issuances; rather, the Company has used limited working capital for short-term needs under these contracts. The U.S. Army has a requirement that a bidder must offer financing in its proposal for these new capital projects under existing contracts, but the U.S. Army’s implementation of this requirement on existing contracts has limited the need for such financing. However, recent U.S. Army and Navy Utilities Privatization solicitations have included requirements for the successful bidder to finance discrete initial capital projects over either a five- or ten-year period after project completion. Four of MSG’s current contracts require such capital project financing, which the Company is currently addressing through internal sources of liquidity.

The contract price for four of MSG’s contracts with the U.S. government is subject to redetermination two years after commencement of operations, and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period, to reflect changes in contract obligations and anticipated market conditions. The remaining 14 contracts with the U.S. government are subject to annual price adjustments under a mechanism called “Economic Price Adjustment.” All 18 contracts could be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government, or as a result of default or non-performance by the MSG subsidiary performing the contract. In either event, pursuant to termination provisions applicable to all of these contracts, MSG would be entitled to recover allowable costs that it may have incurred under the contract, plus the contract profit margin on incurred costs. MSG’s backlog of revenue associated with its contracts with the U.S. government is approximately $7.1 billion, with an average remaining contract term of 39 years.
Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests of the HOS subsidiaries for total consideration of approximately $1.275 billion. Prior to the Closing Date, the Company provided various warranty protection programs and other home services primarily to residential and smaller commercial customers through its HOS operations. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
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
The Company maintains an environmental program that includes responsible business practices focused on compliance with environmental laws and regulations and the effective use of natural resources, recognizing that drinking water standards have generally, over time, increased in number and become increasingly more stringent. As newer or stricter standards are introduced, the Company’s capital and operating costs needed to comply with them will likely increase. The Company incurs substantial costs associated with compliance with the environmental, health and safety, and water quality standards to which its operations are subject and the Company invests in technology solutions for enhanced detection and monitoring of water quality issues. The Company estimates that it will make capital expenditures of approximately $900 million over the next five years, and $200 million in 2024, to address water quality issues; most of which are focused on compliance with environmental laws and regulations. The Company believes that its operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations.

The Company’s operations also involve the use, storage and disposal of hazardous substances and wastes. For example, the Company’s water and wastewater treatment facilities store and use gaseous chlorine as well as other chemicals that generate wastes that require proper handling and disposal under applicable environmental requirements. The Company also could incur remedial costs in connection with any contamination relating to its operations or facilities or its off-site disposal of waste. The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”), authorizes the EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as current and former owners and operators of such sites, may be deemed liable, without regard to fault, under CERCLA or comparable state laws. Although the Company is not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs to the Company. The Company’s facilities and operations are also subject to requirements under the U.S. Occupational Safety and Health Act and inspections thereunder.
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
The process of developing new drinking water standards is long and complex, but the Company actively participates with the EPA and other water industry groups by sharing research and water quality operational knowledge. See Item 1—Business—Research and Development—Contaminants of Emerging Concern for additional information.
The Company is within the EPA’s time frame for compliance with standards and rules developed under the regulation of the Safe Drinking Water Act, which includes sample collection, data analysis, and, in some instances engineering planning and implementation of treatment enhancements. Further, the EPA is actively considering development of a new regulation for perchlorate and updates to the current microbial and disinfection byproduct regulations. The Company does not anticipate that any such regulations, if enacted, will require implementation in 2024.
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
Lead and Copper Rule and Reduction of Lead in Drinking Water Act
In 1991, the EPA published the Lead and Copper Rule (“LCR”) to control lead and copper in drinking water and, since that time, has issued minor revisions in 2000, 2004 and 2007, enhancing monitoring, reporting and public education requirements. In 2011, Congress enacted the Reduction of Lead in Drinking Water Act regarding the use and introduction into commerce of lead pipes, plumbing fittings for fixtures, solder and flux. While these advances have made an impact in reducing lead exposure in drinking water, legacy lead plumbing materials, primarily in building plumbing, still remain in many communities. The failure of certain water systems in the United States to comply with the requirements of the LCR has received recent media attention and scrutiny, and in certain cases, has led to a number of investigations and the imposition of significant penalties and sanctions against the operators of those systems and others. As part of its ongoing water main replacement and service line renewal projects, and in accordance with applicable state regulations and anticipation of updated federal regulation, the Company has been replacing lead service lines (“LSLs”) for many years in accordance with current scientific guidance. Also, the Company utilizes appropriate corrosion control techniques as necessary to comply with current water quality regulatory requirements.

On December 21, 2021, the EPA announced next steps to strengthen the regulatory framework on lead in drinking water, including implementing the Lead and Copper Rule Revisions (“LCRR”) and indicated an intent to finalize the Lead and Copper Rule Improvements (“LCRI”) which were proposed on December 6, 2023, prior to October 16, 2024, the initial compliance date in the LCRR. The Company is executing an implementation strategy to comply with the initial LCRR requirement to complete a lead service line inventory. Capital expenditures and operating costs associated with the LCRI will be determined once the EPA finalizes the rule, but as previously noted, costs associated with compliance with federal water quality regulations have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates. The Company has provided both oral and written comments to the EPA on the proposed LCRI. The Company believes that, if the LCRI rulemaking were to be implemented, the total investment cost to identify and replace lead and galvanized steel service lines in the United States by 2037 would be significant and has been underestimated by the EPA in the LCRI rulemaking. Finally, the Company supports a delay of the compliance date for those portions of the LCRR proposed to be extended by the LCRI, some of which are currently scheduled to take effect on October 16, 2024, to allow all water service providers to prepare adequately for any changes that may be implemented through the proposed LCRI rulemaking while continuing to comply with the existing requirements.
The IIJA was signed into law in November 2021 and provides for up to $15 billion for lead service line replacement through drinking water state revolving funds. The Company will evaluate its service territories and apply for funding for those areas that meet applicable requirements. With regard to future acquisitions, the Company will work with those communities as part of the acquisition process to set LSL removal goals appropriate for those systems. The prioritization of LSL removal is dependent on several factors, including the Company’s planned water main and service line renewal projects, adjacent projects by municipalities or other utilities, LCR compliance monitoring results, and cooperation with its customers with respect to replacing the customer-owned portion of the LSL as necessary. In certain cases, these and other factors may result in a shorter or longer time frame for replacement. Because replacing the external LSL in its entirety is advised by several water industry organizations including the U.S. National Drinking Water Advisory Council, the Lead Service Line Replacement Collaborative, and the American Water Works Association, the Company’s preferred approach is to replace the entire external LSL if lead is found on either the Company or customer portion of the service line; full LSL replacement is also consistent with the LCRR and proposed LCRI. The Lead Service Line Replacement Collaborative is a diverse group of public health, water utility, environmental, labor, consumer and housing organizations from across the country working together to encourage communities to accelerate the full replacement of LSLs through collaborative efforts at the local level.
National Primary Drinking Water Regulations
On March 14, 2023, the EPA announced the proposed National Primary Drinking Water Regulations (“NPDWR”) for six PFAS including perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), perfluorononanoic acid (“PFNA”), hexafluoropropylene oxide dimer acid (“HFPO-DA”, commonly known as “GenX Chemicals”), perfluorohexane sulfonic acid (“PFHxS”), and perfluorobutane sulfonic acid (“PFBS”). The proposed regulations would establish legally enforceable levels for PFAS in drinking water. The EPA anticipates issuing a final rule in 2024 and utilities will be provided a three-year window to comply with the new regulations once finalized, although the Safe Drinking Water Act allows utilities to request an additional two years if capital improvements are required.
The Company performed an initial review of the NPDWR to assess the four parts per trillion requirements for PFOA and PFOS and the application of the Hazard Index approach for PFNA, PFBS, PFHxS, and GenX Chemicals. On May 24, 2023, the Company submitted comments to the EPA outlining its position on key issues to address the proposed regulations, including its projected costs associated with PFAS treatment at the proposed limits and the potential impact to customers’ bills. The Company estimates an investment of approximately $1 billion of capital expenditures to install additional treatment facilities over a three to five-year period in order to comply with the proposed regulations. Additionally, the Company estimates annual operating expenses up to approximately $50 million related to testing and treatment in today's dollars. These are preliminary estimates based on the proposed rule. The actual expenses may differ from these preliminary estimates and will be dependent upon multiple factors, including the final rule and effective date, as well as the completion of a system-by-system engineering analysis.
The Company supports sound policies and compliance with the NPDWR by all water utilities, while protecting customers and communities from the costly burden of monitoring and mitigating PFAS contamination in water systems. The Company continues to advocate for policies that hold polluters accountable and is participating in the multi-district litigation and other lawsuits filed against certain PFAS manufacturers seeking damages and reimbursement of costs incurred and continuing to be incurred to address contamination of public water supply systems by PFAS. For more information on the PFAS multi-district litigation, see Item 3—Legal Proceedings—PFAS Multi-District Litigation.

Clean Water Act
The Clean Water Act regulates discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to the Company’s wastewater collection systems, its operations require discharge permits under the National Pollutant Discharge Elimination System (“NPDES”) permit program established under the Clean Water Act, which must be renewed every five years. Pursuant to the NPDES permit program, the EPA and implementing states set maximum discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that exceed the limits specified under NPDES permits can lead to the imposition of fines and penalties, and persistent non-compliance could lead to significant fines and penalties and other compliance costs. In addition, the difficulty of obtaining and complying with NPDES permits, and renewing expiring permits, may impose time and cost burdens on the Company’s operations. From time to time, discharge violations occur at the Company’s facilities, some of which result in fines. The Company does not expect any such violations or fines to have a material impact on its results of operations or financial condition. The EPA has identified wastewater discharge permitting and permits for the application of biosolids, or sewage sludge, containing PFAS as areas of focus in its PFAS Strategic Roadmap. Individual states may also take action in these areas. As indicated previously, capital expenditures and operating costs to comply with environmental mandates have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates. As a result, the Company expects to recover the operating and capital costs resulting from any new requirements in these areas.
Research and Development
The Company’s Research and Development Program
The Company maintains an industry-leading research and development (“R&D”) program that is designed to enhance its services, support its compliance activities, improve service quality and operational effectiveness, and provide environmental leadership. For more than three decades from its inception, American Water’s R&D program has evolved into an industry-leading effort and has achieved numerous advancements in the science of drinking water, wastewater, and desalination. Through laboratory and industry resources and the team’s expertise, efforts are focused on contaminants of emerging concern, including but not limited to PFAS, Legionella, cyanotoxin-forming algal blooms, a variety of pathogens (for example, COVID-19, Cryptosporidium, Giardia, enteric viruses, and various bacteria), microbial indicators and disinfection byproducts. The Company’s R&D personnel are located at the Company’s corporate headquarters and at two laboratory testing facilities in New Jersey and Illinois, the latter housing its quality control and testing laboratory, which supports the Company’s R&D activities through testing and analysis.
The Company continues to leverage its expertise and collaborates with the EPA and state agencies to help establish effective environmental, health and safety, and water quality standards and regulations. This relationship includes sharing of the Company’s research, such as its treatment and distribution system optimization research and its national water quality monitoring data. The Company’s engagement with the EPA provides it with early insight into emerging regulatory issues and initiatives, thereby allowing the Company to anticipate and to accommodate its future compliance requirements. The Company also frequently engages with the Centers for Disease Control and Prevention, other state environmental agencies, and national and international water research foundations. The Company believes that continued R&D activities are critical for providing safe, reliable and affordable services, as well as maintaining its leadership position in the industry, which provides the Company with a competitive advantage as it seeks business and operational growth.
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
The Chemicals Abstract Service Registry contains over 204 million registered chemicals, with an estimated 1,400 species of disease-causing microbes that can affect humans. The Company is continually investigating new substances and contaminants, employing a team of scientists, engineers and public health professionals to identify threats to its water supply, to act on emerging regulations and new health advisories, and to evaluate the benefits of alternative or advanced treatment technologies. The Company utilizes water quality testing equipment and implements new and emerging technologies to help detect potential water supply contamination issues. Examples of the Company’s efforts include:
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
•developing expanded monitoring methods for short-chain and fluorinated replacement PFAS;
•systematically investigating PFAS removal from a variety of water matrices using established and emerging treatment technologies;
•leading a PFAS risk communication strategy for the water sector;
•using innovative technologies (e.g., satellite imagery) for early detection and response to algal blooms to manage public health impacts and prevent taste and odor events before cyanotoxins get into the water treatment plant;
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
Service Company and Security
American Water Works Service Company, Inc. (“Service Company”) is a wholly owned subsidiary of the Company that provides support and operational services to the Company and its affiliates. These services are predominantly provided to the Company’s Regulated Businesses under contracts that have been approved by PUCs, where necessary, and are also provided to the MSG and CSG businesses as requested or may otherwise be necessary. Services provided by Service Company may include accounting and finance, administration, business development, communications, compliance, education and training, engineering, environmental, health and safety, human resources, information systems, internal audit, investor relations, legal and governance, operations, procurement, R&D, rates and regulatory support, security, risk management and insurance, treasury, and water quality. Service Company also provides customer support to the Company’s Regulated Businesses, which includes call handling, billing, a major accounts program and other related services. Services are provided by Service Company at cost, enabling the Company’s operating subsidiaries to fulfill their responsibilities in a cost-effective manner, while providing them access to in-depth, functional expertise.
The Company’s security team, through Service Company, provides oversight and policy guidance on physical, cyber and information security, as well as business continuity, throughout the Company’s operations. The security team is responsible for designing, implementing, monitoring and supporting effective physical and technical security controls for the Company’s physical assets, business systems and operational technologies. Risk assessments are conducted periodically to evaluate the effectiveness of existing security controls and serve as the basis for additional safeguards, security controls and measures. For additional information concerning this team and the Company’s cybersecurity program, see Item 1C—Cybersecurity.
Environmental, Social Responsibility and Governance
The Company considers environmental, social responsibility and governance (“ESG”) principles fundamental to its corporate strategy and values. Integration of these principles into the Company’s daily operations emphasizes its belief that “how” a company operates is just as important as “what” a company does. Delivering safe, clean, reliable and affordable water services to customers and treating wastewater has been fundamental to the Company’s business for decades. The Company has an opportunity to make a positive, sustainable impact in thousands of communities by serving them with diverse and skilled employees and maintaining the governance and diligence to meet or exceed service expectations.

Demonstrated ESG Leadership
The Company’s values and actions have achieved prestigious recognition by firms devoted to recognizing companies that demonstrate ESG leadership. Among others, American Water (i) was recognized on the 2023 Bloomberg Gender-Equality Index for the fifth consecutive year, (ii) was ranked 18th on Barron’s 100 Most Sustainable U.S. Companies 2023 List, (iii) was named one of America’s Most JUST companies by JUST Capital and CNBC for its continued commitment to employees, customers, communities and shareholders, (iv) earned the U.S. Department of Homeland Security’s SAFETY Act designation and the EPA’s WaterSense® Excellence Award, and (v) was honored as a 2023 VETS Indexes 3-Star Employer and earned the 2024 Military Friendly® Gold Employer designation for the Company’s efforts in hiring and supporting U.S. military veterans.
ESG Oversight
Management and Other Supporting Roles
American Water has developed a cross-functional approach for developing and implementing its ESG strategy, principles and reporting. The function involves the direct involvement and participation by many of its business units, including without limitation, its executive leadership team, as well as environmental, health and safety, human resources, legal, finance, accounting and investor relations teams (which includes the Company’s ESG reporting function).
Board of Directors Oversight
The Board of Directors oversees the Company’s strategy and performance related to sustainability through four standing committees:
•The Safety, Environmental, Technology and Operations Committee has oversight and responsibility with respect to, among other things: water quality and emerging contaminants; operational matters and functions; environmental and climate-related matters; and physical security and cybersecurity.
•The Audit, Finance and Risk Committee has oversight and responsibility of, among other things: the Company’s risk assessment and enterprise risk management; the Company’s financial statements and accounting; the independent auditor; internal audit and controls; and ethics and compliance matters.
•The Executive Development and Compensation Committee oversees, among other things: the Company’s human capital management and ID&E programs; culture and related engagement with employees; and executive development, succession and compensation.
•The Nominating/Corporate Governance Committee has oversight and responsibility with respect to, among other things: corporate governance; Board and committee membership, leadership and composition; director nominations and succession; and director education.
Alignment with Annual Performance Plan
•The Company’s Annual Performance Plan (“APP”), which provides annual, performance-based cash compensation to Company employees based upon the achievement of stated business goals, is aligned with its commitment to ESG principles. Performance measures and other mandatory training requirements related to the 2023 APP included the following:
•Environmental: Drinking Water Quality and Program Compliance;
•Social: Customer Satisfaction, Employee Safety and Employee Diversity; and
•Governance: The Company requires annual completion of Code of Ethics training for an employee to be eligible to receive an APP payout.
Reporting, Disclosures and Transparency
•In 2023, the Company issued its seventh Sustainability Report as well as its ESG Data Summary, which covered performance and management of key metrics within the 2022 calendar year. American Water will begin publishing its Sustainability Report annually in 2024.
•In addition, the Company issued its third annual Inclusion, Diversity & Equity (“ID&E”) Report, which describes the Company’s inclusion and diversity strategies, practices, policies and programs. During 2023, the Company also continued to update key ID&E metrics quarterly on its DiversityatAW.com website.
•As part of its continued commitment to transparency, the Company provided the following new disclosures:
•Independent assurance of Scope 1 and Scope 2 greenhouse gas emissions for 2020, 2021 and 2022, in accordance with the International Standard for Assurance Engagements ISAE 3000 (Revised);

•EEO-1 data for 2022, marking the third consecutive reporting year that the Company has shared this information broadly;
•A comparison of the Company’s employee racial/ethnic diversity and residential customer diversity; and
•A director skills and diversity matrix.
•The Company also discloses on its website its Political Contribution Policy, and, on an annual basis, information related to political contributions, certain payments to tax-exempt organizations and trade associations (including Section 501(c)(4) organizations), and lobbying expenditures.
Human Capital Resources
Overview
American Water is committed to supporting a high performing workforce, and the Company seeks to attract and retain employees who share the Company’s purpose and values and represent the communities the Company serves. The Company demonstrates this commitment to its employees through its employee value proposition, called weCARE, which forms a central part of the Company’s human capital resources mission and includes a focus on deeper connections, personal growth, shared purpose, flexibility and well-being. The Company believes that investing time, energy and resources in its workforce helps to generate new ideas, continuously improve operations, and provide high-quality, reliable service for the customers and communities served.
Employee Health and Safety
Safety has always been a core value at American Water and is a critical component of its business strategy. The Company’s ultimate goal is to achieve zero incidents, injuries and fatalities for the Company’s employees and contractors, all of whom deserve to return home from work in the same, or better, condition than when they arrived. The Company’s commitment to employee health and safety includes, in addition to physical safety, both emotional safety and overall wellbeing.
To support the Company’s commitment to safety, the Company’s employees completed approximately 157,000 hours of employee safety training, including physical security and cybersecurity training, during 2023. To support and enhance the Company’s safety culture, the Company also collaborates on local, regional, and national levels with its labor union partners. Employees are empowered to demonstrate safety leadership by utilizing a number of safety practices embedded in the Company’s culture, such as the use of (i) daily and pre-meeting safety messages, (ii) “Stop Work Authority” (the power to stop working immediately and mitigate a hazard whenever an employee believes a task is unsafe), and (iii) a peer-to-peer program in which employees observe and coach each other to encourage safe work. For 2023, the Company had an ORIR injury rate of 0.86, which reflects a 4% increase in injuries compared to 2022, taking into account a 1% increase in labor hours compared to 2022. Also, the number of Days Away Restricted or Transferred (“DART”) injuries increased by 43.5% compared to 2022, primarily due to an increase in strain, sprain and tear injuries, which the Company has focused on addressing through safety action plans tailored to these types of injuries. For 2023, the Company had 54 injuries and its DART rate was 0.52 (33 injuries), compared to an ORIR of 0.85 (52 injuries) and a DART rate of 0.37 (23 injuries) in 2022.
The Company continued its focus in 2023, to promote leading indicator safety activities, including pre-job safety briefings and near-miss reporting, and by supporting the achievement of internal Certified Safe Worker designations. Near-miss reports, where employees report potential hazards or incidents in a safe and secure manner, increased by 32% in 2023 over 2022, and 98% of near-miss incident corrective actions were completed, with nearly 97% completed within 30 days. The Company utilizes near-miss reporting and timely corrective actions as key measurements of employee engagement and safety performance.
This commitment to safety also includes building a culture of well-being where all employees can feel emotionally safe and live a healthy lifestyle. Through well-being education, the Company is able to encourage employees to take preventative actions and increase participation in annual well-care exams and cancer screenings. In 2023, the Company introduced an enhanced wellness program platform to increase overall engagement and to leverage the use of mobile technologies. As a result, 34% of enrolled employees reached the highest participation level in the wellness program (compared to 19% in 2022). In addition, the mobile-ready platform presented an opportunity to engage more front-line employees in a user-friendly way.
Inclusion, Diversity and Equity
The Company believes that employees are at their best when they can bring their full selves to work every day. This belief is the central component of the Company’s “Beautifully Different” philosophy, which recognizes, embraces and celebrates the uniqueness of its employees. The Company also believes that having employees with different ideas, viewpoints, experiences and backgrounds improves its ability to serve a diverse customer base. To this end, the Company is committed to seeking and promoting diversity among its workforce, executive and senior management leadership teams, to align the diversity of the Company’s workforce with the diversity of the communities in which it serves.

As part of its APP, the Company has included diversity goals intended to increase the representation of women in, and the ethnic and racial diversity of, the Company’s workforce. The goals measure the percentage of females and racial/ethnic diversity among the Company’s workforce based on voluntary self-identification.
The Company maintains its DiversityatAW.com website to provide transparency and communicate progress on the Company’s initiatives. This website currently includes, among other information, American Water’s overall strategic approach to ID&E, the Company’s ID&E report, its EEO-1 data, key employee diversity metrics (which are updated quarterly), and a discussion of the Company’s pay equity study and internal labor market analysis.
During 2023, the Company continued to focus on creating a culture that respects and supports inclusion, diversity and equity. At all levels, the Company strives to understand, respect, value and provide equal opportunity to each employee, and to foster an environment where employees’ differences are embraced and celebrated. The Company holds as an essential concept the right of employees to proudly share their ideas and unique perspectives in an environment built on mutual respect, equity and inclusion. The Company is committed to diversity among its workforce, including its executive and senior management leadership teams, by reflecting the diversity of the communities in which the Company serves. The Company expects all leaders to lead with inclusion, diversity and equity.
During 2023, 85.0% of the Company’s hiring candidate pools were diverse. Additionally, for 2023, approximately 48.2% of the Company’s internal employee transfers and promotions were filled with a diverse individual, reflecting the Company’s commitment to employee development and career growth as well as the Company’s focus on workforce inclusion, diversity and equity. For purposes of these metrics, diversity refers to gender, race, ethnicity, disability, veteran/military spouse status, and LGBTQ+ status, all based on voluntary, self-identified employee information.
The Company maintains active partnerships with groups such as Hiring our Heroes, Military Spouse Employment Partnership, American Corporate Partners, CEO Action for Diversity and Inclusion, Disability: IN, Paradigm for Parity, and Out and Equal, to further enhance its ability to recruit and retain diverse employees. Among its recognitions, the Company was honored as a 2023 VETS Indexes 3-Star Employer and earned the 2024 Military Friendly® Gold Employer designation for the Company’s efforts in hiring and supporting U.S. military veterans. American Water was also recognized as the first utility to receive the Friendly Forces 5 STAR Reservist Friendly Employer award, the highest employer rating for Guard service personnel and reservists.
The Company was also a top scorer in the 2023 Disability Equality Index for the fifth consecutive year and was recognized by 50/50 Women on Boards™ for a gender-balanced board of directors, Fortune’s Modern Board 25 Ranking, as well as a Champion of Board Diversity with distinction by the Forum of Executive Women. The Company was also named a 2023 Best of the Decade honoree by Minority Business News USA and Women’s Enterprise USA, and the Company was included in the 2023 Impact Shares NAACP Minority Empowerment ETF. In keeping with the Company’s values, the Company has a stated “zero-tolerance” approach against discrimination, harassment or retaliation by or toward any employee, vendor, customer or other person in its workplace. All employees are required to complete anti-harassment, workplace respect and dignity, unconscious bias and inclusion and diversity training. In addition, annual Code of Ethics training is provided to all employees, which includes instructions on using the Company’s anonymous hotline for reporting potential Code of Ethics violations.
The Company’s five Employee Business Resource Groups (“EBRGs”), which represent diverse employee demographics (Women, African American/Black, LGBTQ+, and Disabilities/Caregivers, with Military added in 2023), strive to create measurable and long-lasting positive impacts on employees’ careers, as well as the Company’s culture and communities in which it serves. EBRG members participate in events and awareness activities throughout the year, which highlight the importance of building an inclusive and equitable culture. For example, employees may participate in monthly meetings with a focus on various related topics, including career development, psychological safety, cultural awareness or business objectives. EBRG members also have the opportunity to impact the communities in which the Company serves through service projects, including the annual Juneteenth Unity Walk that supported the National Alliance on Mental Illness, an organization that provides advocacy, education, and support for, and public awareness of, mental illness, and projects supported by a partnership with Girl Scout troops to promote environmental stewardship and the importance of careers in science, technology, engineering and mathematics, among others.
Total Rewards
In order to attract, retain and motivate a skilled, high-performing and diverse workforce, American Water provides a comprehensive and highly competitive Total Rewards program, including base pay, APP, long-term performance plan compensation for certain leadership positions, and a wide range of benefits consisting of, among others: medical, prescription, dental, vision, life and disability insurance coverage, a retirement savings plan, an employee stock purchase plan, educational assistance, paid time off through holidays and vacation and sick time. The Company’s Total Rewards offerings also include a health and wellness program and a menu of additional voluntary benefits.

All the Company’s employees, including those who are union-represented, participate in the APP to promote alignment between performance-based compensation and the achievement of the Company’s short-term performance goals. In addition, as part of its commitment to providing an inclusive and equitable culture for all employees, the Company regularly reviews its success in achieving pay equity, whereby pay decisions would be based on the responsibilities, talents and skills of its employees, rather than unrelated factors such as gender, race or ethnicity.
All employees who average 30 hours or more per week are eligible for full-time benefits. Approximately 89% of all benefit eligible employees are enrolled in the Company’s healthcare benefits. Full-time employees pay approximately 16% of the total premium cost of medical, dental and vision coverage. To reinforce the Company’s commitment to inclusion, diversity and equity, the Company’s medical benefits include coverage for applied behavior analysis, autism treatment, transgender services and hearing aids, as well as a fertility assistance benefit. In addition, in 2023, the Company increased its paid family leave benefit for employees from two weeks to six weeks.
Talent Development
The Company partners with business leaders to understand the key behaviors and competencies required to operate safely and effectively, and to meet our short and long-term business objectives. The Company applied its workforce planning process in 2023, to assess key positions across the organization, identify potential talent risks, and begin building action plans to mitigate those risks. In addition, the Company worked to create and deploy programs designed to attract, motivate, develop and retain talented employees, and foster a learning culture. In 2023, the Company enhanced its employee learning goal, which provided an opportunity for employees to complete a minimum of 25 hours of learning through a variety of methods, including: on-the-job experiences and challenges; teaching others; and traditional instructor-led or remote learning opportunities. The Company believes that personal growth is a valuable component of weCARE and is committed to supporting strategies to help its employees develop both personally and professionally. Approximately 95% of active, full-time employees hired before October 1, 2023, met the employee learning goal, resulting in approximately 328,000 hours of total training completed during the year.
In addition to required role-based training, managers assist employees to identify professional development opportunities, utilizing a framework of on-the-job learning, social learning and formal learning, to help them attempt to reach their full potential and grow their careers. To further support employees’ growth and development, during 2023, the Company expanded the employee profile fields within its employee information system to allow employees to showcase their achievements, contributions and aspirations, as well as to support identification of developing and key talent.
Developing talent to provide a pathway to executive leadership is a critical priority for the Company. During 2023, the Company engaged in succession planning activities for the Company’s business-critical and business-impact positions. These succession plans support the Company’s business continuity plans and goals, through the identification and development of current and future leaders, and promote diversity, retention and talent development priorities.
In addition to succession planning for executive and senior leadership roles, in 2023, the Company conducted local and enterprise-wide talent reviews, identifying top and emerging talent with a focus on diversity, strengths, gaps and development needs against the critical skills needed for certain roles. Through these talent review processes, business leaders identified a pool of high-potential employees, which will assist the Company in supporting their career goals and aspirations and promote more effective employee experience and talent retention efforts. The Company also utilizes annual six-month mentoring programs designed to accelerate emerging leaders’ abilities to demonstrate leadership capabilities and relationships, with the guidance of an experienced executive mentor. Finally, in 2023, the Company, together with an outside vendor, initiated a new pilot program, called Accelerate for Impact, to support development of its high-potential employees’ key competencies. Accelerate for Impact provides select high-potential employees the opportunity to engage in social learning activities and to complete self-directed, online coursework that culminates with a capstone project.
Employee Experience
The Company has established its weCARE employee value proposition that focuses on employee experience as an influencer of an employee’s opinions and emotional response about the Company as an employer. weCARE is composed of five elements: deeper connections; personal growth; shared purpose; flexibility; and well-being. weCARE represents the Company’s commitment to valuing its employees and building a safe, healthy and inclusive culture where employees know their value and are appreciated for their talents and commitment to supporting the Company’s success. The Company offers employee programs covering each of the five components of weCARE. The Company is committed to improving the employee experience by listening to employees through focus group discussions and employee surveys, among other tools. To that end, the Company captures employee feedback, which helps the Company understand how employees are feeling and permits appropriate refinement of the Company’s employee programs, benefits and support. In early 2023, the Company administered an evolved engagement survey, seeking to capture a view of the Company’s employee experience, pursuant to which the Company received actionable feedback on each of these weCARE elements.

Workforce Data
As of December 31, 2023, the Company had approximately 6,500 employees. For 2023, the Company’s employee turnover rate, which the Company defines as the ratio of the number of separated employees to the 12-month average headcount during 2023, was 11.5%, down from 12.3% in 2022. American Water seeks to reduce regrettable employee turnover by assessing the effectiveness of weCARE and through its efforts to foster the Company’s employee experience.
As of December 31, 2023, approximately 47% of the Company’s workforce was represented under 73 collective bargaining agreements with 14 different unions. In 2023, the Company renegotiated 21 collective bargaining agreements that were set to expire during the year. During 2024, 21 of the Company’s collective bargaining agreements will expire in accordance with their terms and the Company expects to be able to negotiate these agreements during the year. In addition, the Company’s national benefits agreement, which expires on July 31, 2028, covers approximately 3,000 of the Company’s union-represented employees and their families and provides them with healthcare and other benefits. The Company also collaborates with union leadership on topics such as safety, customer, technology and employee benefits in forums such as the Joint Healthcare Committee, National Labor Management Committee and the annual Labor Management Conference. In 2023, the Company initiated a joint effort with certain of these labor unions and the Federal Mediation and Conciliation Service to host local discussions among management and union leaders with the goal of supporting and enhancing constructive relationships with these unions.
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
Information About Our Executive Officers
Presented in the table below are the name, age, offices held and business experience for each of the Company’s executive officers, as of February 14, 2024:

Name	Age	Office and Experience
M. Susan Hardwick	61
President and Chief Executive Officer. Ms. Hardwick has served as President and Chief Executive Officer of the Company since February 2, 2022. She joined the Company in June 2019 as the Company's Executive Vice President—Finance and served as the Company's Chief Financial Officer from July 2019 until May 16, 2022. From December 7, 2021 until January 31, 2022, Ms. Hardwick also served as Interim Chief Executive Officer. Prior to joining the Company, Ms. Hardwick served as the Executive Vice President and Chief Financial Officer of Vectren Corporation, which was sold to CenterPoint Energy, Inc., an electric and natural gas utility, on February 1, 2019. Ms. Hardwick joined Vectren Corporation in January 2000 and served in a variety of positions, including: Vice President, Controller and Assistant Treasurer; Senior Vice President, Finance; Senior Vice President, Chief Financial Officer; and Executive Vice President and Chief Financial Officer. Prior to joining Vectren, Ms. Hardwick was Assistant Corporate Comptroller at Cinergy Corp. She began her career with Arthur Andersen & Co. Ms. Hardwick is a Certified Public Accountant. Since September 2020, Ms. Hardwick has served on the Board of Directors of New Jersey Resources Corporation, a diversified energy services company, where she is currently serving a three-year term expiring in 2024, and since January 1, 2021, she has served as a member of its Audit Committee. Ms. Hardwick is also a member of the Board of Directors of the National Association of Water Companies and serves on its Executive Committee.

James H. Gallegos	63
Executive Vice President and General Counsel. Mr. Gallegos joined the Company on April 1, 2022 as its Executive Vice President and General Counsel. From February 2020 until April 2022, Mr. Gallegos served as the Executive Vice President, General Counsel and Corporate Secretary of Alliant Energy Corporation, a regulated, investor-owned public utility holding company, and its two utility subsidiaries (collectively, “Alliant Energy”). From February 2015 to February 2020, Mr. Gallegos served as Senior Vice President, General Counsel and Corporate Secretary of Alliant Energy. Prior to that, Mr. Gallegos served in various positions with U S WEST, Inc., which merged with Qwest Communications International Inc. in 2000.

Name	Age	Office and Experience
John C. Griffith	57
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

Melanie M. Kennedy	50
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

Cheryl Norton	59
Executive Vice President and Chief Operating Officer. Ms. Norton has 35 years of employment with the Company serving in various roles, including operational leadership, environmental stewardship, laboratory management and research. She has been serving as the Company’s Executive Vice President and Chief Operating Officer since March 2021 and served as its Senior Vice President, Chief Environmental Officer from March 2020 to March 2021. She was also the Company’s Senior Vice President, Eastern Division and President of its New Jersey subsidiary from March 2019 to March 2021. Prior to that, Ms. Norton served as President of the Company’s Missouri subsidiary from November 2015 to March 2019, and President of its Kentucky subsidiary from January 2011 until November 2015. In addition, Ms. Norton also serves as a member of the Board of Directors of the Water Research Foundation.

Each executive officer is elected annually by the Board of Directors and serves until their respective successor has been elected and qualified or their earlier death, resignation or removal.
Available Information
The Company is subject to the reporting requirements of the Exchange Act. The Company files or furnishes annual, quarterly and current reports, proxy statements and other information with the SEC. Readers may obtain a copy of the Company’s Annual Reports on Form 10-K, its Quarterly Reports on Form 10-Q or its Current Reports on Form 8-K, or any amendments to them, that are filed with or furnished to the SEC, free of charge, from the Company’s Investor Relations website, https://ir.amwater.com, as soon as reasonably practicable after the Company files or furnishes the information to the SEC.
The Company maintains a website at https://amwater.com. Information contained on the Company’s website and its Investor Relations website, including its Sustainability Report, its Inclusion, Diversity & Equity Annual Report, and other reports or documents, and the information and data on the Company’s diversity website, https://Diversityataw.com, shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks. The Company recognizes its websites as key channels of distribution to reach public investors and as a means of disclosing information to comply with SEC Regulation FD.
The Corporate Governance Guidelines and the charters for each of the standing committees of the Board of Directors, together with the American Water Code of Ethics and additional information regarding the Company’s corporate governance, are available on the Company’s Investor Relations website, and will be made available, without charge, in print to any shareholder who requests such documents from the Company’s Investor Relations Department in writing by mail at American Water Works Company, Inc., 1 Water Street, Camden, NJ, 08102.

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
Our ability to successfully implement our business plan and strategy depends on the rates authorized by the various state PUCs. We periodically file rate increase applications with state PUCs. The ensuing administrative process may be lengthy and costly. Our rate increase requests may or may not be approved, or may be partially approved, and any approval may not occur in a timely manner. Moreover, a PUC may not approve a rate request in an amount that is sufficient to:
•recover our cost of operations, including: purchased water; chemicals; and fuel, power and other commodities used in our operations;
•recover our operational labor and labor-related expenses, including without limitation costs and expenses associated with our pension and other post-employment benefits;
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
In any of these cases, our business, financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if the rates approved are sufficient, we face the risk that we will not achieve the rates of return on equity permitted by state PUCs. This could occur if certain conditions exist, including, but not limited to, (i) water usage is less than the level anticipated in establishing rates, (ii) customers increase their conservation efforts, (iii) we experience unusual or emergent situations, events or conditions, (iv) we experience a significant increase in customers without recovery of the operating and other costs associated with serving them, or a decrease in customers that causes a decrease in operating revenue, or (v) our investments or expenses prove to be higher than the levels estimated in establishing rates. It may be difficult to predict the outcome or impact of these events on us or the actions that may be taken by the PUCs or other governmental authorities in response thereto.
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
Our water and wastewater operations are subject to extensive federal, state and local laws and regulations. These requirements include, among others, CERCLA, the Clean Water Act, the Safe Drinking Water Act, the LCR (as amended), and each of their implementing rules and regulations, as well as other federal and state requirements. For example, state PUCs and environmental regulators set conditions and standards for the water and wastewater services we deliver. If the water or wastewater services we provide to our customers do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs, as well as damage to our reputation. In the most serious cases, regulators could reduce requested rate increases or force us to discontinue operations and sell our operating assets to another utility or to a municipality. Given the nature of our business which, in part, involves providing water service for human consumption, any potential non-compliance with, or violation of, environmental, water quality and health and safety laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry. In addition, CERCLA authorizes the EPA to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions with respect to actual or threatened releases of hazardous substances, and can impose joint and several liability, without regard to fault, on responsible parties for the costs thereof. We are also required to obtain various environmental permits from regulatory agencies for our operations.
We incur substantial operating and capital costs on an ongoing basis to comply with environmental, water quality and health and safety laws and regulations. These laws and regulations and their enforcement, have become more stringent over time, and new or stricter requirements, such as the anticipated EPA drinking water regulations for PFAS, the LCRR and the proposed LCRI, could increase our costs. Although we may seek to recover ongoing compliance costs in our Regulated Businesses through customer rates, there can be no guarantee that the various state PUCs or similar regulatory bodies that govern our Regulated Businesses would approve rate increases that would enable us to recover such costs or that such costs will not materially and adversely affect our financial condition, results of operations, cash flows and liquidity. We may also incur liabilities if, under environmental laws and regulations, we are required to investigate and clean up environmental contamination, including potential releases of hazardous chemicals, such as gaseous chlorine, which we use to treat water, or at off-site locations where we have disposed of residual waste or caused an adverse environmental impact. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, could result in significant costs and could adversely affect our financial condition, results of operations, cash flows and liquidity. Such remediation costs may not be covered by insurance and may make it difficult for us to secure insurance at acceptable rates in the future.
Attention is being given to contaminants of emerging concern, including, without limitation, chemicals and other substances that currently do not have any regulatory standard in drinking water or have been recently created or discovered (including by means of scientific achievements in the analysis and detection of trace amounts of substances). Examples of sources of contaminants include, but are not limited to, newly created chemical compounds (including, for example, manufactured nanomaterials); human and veterinary products; PFAS; bacteria, microbes, viruses, amoebae and other pathogens; and residual by-products of disinfection. We rely upon governmental agencies to set appropriate regulatory standards to protect the public from these and other contaminants, and our role is to provide service that meets these standards, if any. In some of our states, PUCs may disapprove of cost recovery, in whole or in part, for implementation of treatment infrastructure for a contaminant in the absence of a regulatory standard. Furthermore, given the rapid pace at which these contaminants are being created and/or discovered, we may not be able to detect and/or mitigate all such substances in our drinking water system or supplies, which could have a material adverse impact on our financial condition, results of operations and reputation. In addition, we believe these contaminants will continue to form the basis for additional or increased federal or state regulatory initiatives and requirements in the future, which could significantly increase the cost of our operations.
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
Service interruptions due to severe weather, climate variability patterns and natural or other events are possible across all our businesses. These include, among other things, storms, freezing conditions, high wind conditions, hurricanes, tornadoes, earthquakes, landslides, drought, wildfires, coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, pandemics and epidemics, severe electrical storms, sinkholes, solar flares and chemical spills or other contamination causing temporary unavailability of our source water supplies. Weather and other natural events such as these may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. Tariffs in place or cost recovery proceedings with respect to our Regulated Businesses may not provide reimbursement to us, in whole or in part, for any of these impacts.
Government restrictions on water use may also result in decreased use of water services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition, results of operations and cash flows. Seasonal and other drought conditions that may impact our water services are possible across all of our service areas. Governmental restrictions imposed in response to a drought may apply to all systems within a region independent of the supply adequacy of any individual system. Responses may range from voluntary to mandatory water use restrictions, rationing restrictions, water conservation regulations, and requirements to minimize water system leaks. While expenses incurred in implementing water conservation and rationing plans may generally be recoverable provided the relevant PUC determines they were reasonable and prudent, we cannot be certain that any such expenses incurred will, in fact, be fully recovered. Moreover, reductions in water consumption, including those resulting from installation of equipment or changed consumer behavior, may persist even after a drought has ended and restrictions are lifted, which could adversely affect our business, financial condition, results of operations and cash flows.
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
•increases in the number, length and severity of disruptions in service;
•increased costs to repair damaged facilities; or
•increased costs to reduce risks associated with the increasing frequency and severity of natural events, including to improve the resiliency and reliability of our water and wastewater treatment and conveyance facilities and systems.
Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our business, financial condition, results of operations, cash flows and liquidity. Furthermore, both Federal and state laws and regulations have been enacted or proposed that seek to reduce or limit greenhouse gas emissions and require or would require additional reporting, monitoring and disclosure, and these regulations may become more pervasive or stringent in light of changing governmental agendas and priorities, although the exact nature and timing of these changes is uncertain. Although some or all potential expenditures and costs associated with the impact of climate variability and related laws and regulations on our Regulated Businesses could be recovered through rates, infrastructure replacement surcharges or other regulatory mechanisms, there can be no assurance that state PUCs would authorize rate increases to enable us to recover such expenditures and costs, in whole or in part.

The current regulatory rate setting process may result in a significant delay, also known as “regulatory lag,” from the time that we invest in infrastructure improvements, incur increased operating expenses as a result of inflation or other factors, incur increased cost of capital, including as a result of increasing short- and long-term interest rates, or experience declining water usage, to the time at which we can seek to address these events in general rate cases; our inability to mitigate or minimize regulatory lag or the impacts thereof could adversely affect our business.
There is typically a delay, known as “regulatory lag,” between the time our Regulated Businesses make a capital investment or incur an operating expense increase, including as a result of inflation or other factors, and the time when those costs are reflected in rates. In addition, billings permitted by state PUCs typically are, to a considerable extent, based on the volume of water used in addition to a minimum base rate. Thus, we may experience regulatory lag between the time our revenues are affected by declining usage and the time we are able to adjust the rate per gallon of usage to address declining usage. Our inability to mitigate or reduce regulatory lag or the impacts thereof could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.
We endeavor to mitigate or reduce regulatory lag by pursuing constructive regulatory practices. For example, two of our states have approved revenue stability mechanisms that adjust rates periodically to ensure that a utility’s revenue will be sufficient to cover its costs regardless of sales volume, including recognition of declining sales resulting from reduced usage, while providing an incentive for customers to use water more efficiently. In addition, 10 of our state PUCs permit rates to be adjusted outside of the general rate case process through surcharges that address certain capital investments, such as replacement of aging infrastructure. These surcharges are adjusted periodically based on factors such as project completion or future budgeted expenditures, and specific surcharges are eliminated once the related capital investment is incorporated in new PUC-approved rates. Furthermore, in setting rates, nine of our state PUCs allow us to use future test years, which extend beyond the date a general rate case is filed to allow for current or projected revenues, expenses and investments to be reflected in rates on a more timely basis. Other examples of such regulatory practices include expense mechanisms that allow us to increase rates for certain cost increases that are beyond our control, such as purchased water costs, property or other taxes, or costs for power or other fuel, conservation, chemical or other expenditures. These mechanisms enable us to adjust rates in less time after costs have been incurred than would be the case under a general rate case process without the mechanisms.
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
•negatively impacting, among other things: (i) tax rates or positions or the deductibility of expenses under federal or state tax laws, (ii) the availability or amount of, or our ability to comply with the terms and conditions of, tax credits or tax abatement benefit, (iii) the amount of taxes owed or paid, including as a result of the Corporate Alternative Minimum Tax provisions, (iv) the timing of tax effects on rates or (v) the ability to utilize our net operating loss carryforwards;
•increasing the associated costs of, and/or of difficulty complying with, environmental, health, safety, consumer privacy, water quality, and water quality accountability laws and regulations to which our operations are subject;
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
•increasing the costs and/or difficulty of complying with proposed changes to federal contractor affirmative action audits;
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
The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve environmental risks. If collection, treatment or disposal systems fail, overflow, or do not operate properly, untreated or inadequately treated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sewer overflow and system failure. Liabilities resulting from such damage could adversely and materially affect our business, financial condition, results of operations and cash flows. Some of our wastewater systems have commercial and industrial customers that are subject to specific limitations on the type, character and concentration of the wastewater they are permitted to discharge into our systems. The failure by these commercial and industrial customers to comply with their respective discharge requirements could, in turn, negatively impact our operations, damage our facilities or cause us to exceed applicable discharge limitations and requirements. Liabilities resulting from such exceedance events could adversely and materially affect our business, financial condition, results of operations and cash flows.
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
The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment, and to improve aging infrastructure. In 2023, we invested $2.6 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems will continue into the future and, we believe, will increase. If we are not able to obtain sufficient financing through current or future sources of liquidity, we may be unable to maintain our existing property, plant and equipment, fund our capital investment strategies or expand our rate base to enable us to meet our growth targets. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of supply chain interruptions, construction delays, permitting delays, labor shortages or other disruptions, environmental restrictions, legal and regulatory challenges, or other obstacles. Each of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.
Aging infrastructure may lead to service disruptions, property damage and increased capital expenditures and O&M expenses and other costs, all of which could negatively impact our financial results.
We have risks associated with aging infrastructure, including water and sewer mains, pumping stations and water and wastewater treatment facilities. Additionally, we may have limited information regarding buried and newly acquired assets, which could challenge our ability to conduct efficient asset management and maintenance practices. Assets that have aged beyond their expected useful lives may experience a higher rate of failure. Failure of aging infrastructure could result in increased capital expenditures and O&M expenses and other costs. In addition, failure of aging infrastructure may result in property damage, and in safety, environmental and public health impacts. To the extent that any increased costs or expenditures are not fully recovered in rates, our results of operations, liquidity and cash flows could be negatively impacted.
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
Our business and operations have a large direct and indirect customer base and, as a result, we are exposed to public criticism regarding, among other things, the reliability of water service, wastewater and related or ancillary services, the quality of water provided, and the amount, timeliness, content, accuracy and format of bills that are provided for such services. Adverse publicity and negative consumer sentiment arising out of our operations may render legislatures and other governing bodies, state PUCs and other regulatory authorities, and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable legislative, regulatory and economic outcomes, as well as increased regulatory investigations or other oversight and more stringent regulatory or economic requirements. Unfavorable regulatory and economic outcomes may include negative investigative conclusions and/or findings, the enactment of more stringent laws and regulations governing our operations and less favorable economic terms in our long-term contracts related to MSG, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on us and our financial condition, results of operations and cash flows.
The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition, results of operations, cash flows and liquidity.
The properties of our Regulated Businesses segment include 74 dams, the majority of which are earthen dams. The failure of any of these dams could result in personal injury and property damage, including without limitation downstream property damage, for which we may be liable. The failure of a dam would also adversely affect our ability to supply water in sufficient quantities to our customers and could adversely affect our financial condition and results of operations. Any losses or liabilities incurred due to a failure of one of our dams might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future.
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
An important element of our growth strategy is the acquisition and optimization of water and wastewater systems to broaden our current, and move into new, service areas. We may not be able to acquire other systems or businesses if we cannot identify suitable acquisition opportunities or reach mutually agreeable terms with acquisition candidates, and whether or not any particular acquisition is successfully completed, these activities are expensive and time consuming and are subject to the availability of capital and personnel resources to complete such acquisitions.
As consolidation activity increases in the water and wastewater industries and competition from other regulated utilities, governmental entities and other strategic and financial buyers continues to increase, the prices for suitable acquisition candidates may increase and our ability to expand through acquisitions may otherwise be limited.
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
•failure to realize anticipated or perceived benefits and synergies, such as desired return on equity or profitability, cost savings and revenue enhancements; and
•difficulties in integrating or assimilating acquired systems’ operations, personnel, benefits, services and systems and water quality, cybersecurity and infrastructure protection measures.
Some or all of these items could have a material adverse effect on our business. In addition, state laws on acquisition treatment or PUC interpretation thereof may affect our ability to recover costs associated with our investments in newly-acquired water and wastewater systems and any difficulties we encounter in the negotiation, execution or integration process could have a material adverse impact on our results of operations, reduce our net income and profitability or adversely affect our internal control over financial reporting.
Our Regulated Businesses are subject to condemnation and other proceedings through eminent domain or other similar authorized process, which could materially and adversely affect their results of operations and financial condition.
Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain, or another similar authorized process. A municipality, other government subdivision or a citizen group may seek to acquire our assets through eminent domain or such other process, either directly or indirectly as a result of a citizen petition. For example, on December 15, 2023, the MPWMD filed eminent domain litigation against Cal Am in Monterey County Superior Court with respect to the Monterey system assets. See Item 3—Legal Proceedings—Proposed Acquisition of Monterey System Assets — Potential Condemnation for additional information regarding this matter.
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
As operators of critical infrastructure, we may face a heightened risk of physical and cyber attacks from internal or external sources. Our water and wastewater systems may be vulnerable to disability or failures as a result of physical or cyber attacks, acts of war or terrorism, vandalism or other causes. Our operational and technology systems throughout our businesses may be vulnerable to unauthorized external or internal access, due to hacking, viruses, acts of violence, war or terrorism, and other causes. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our reputation, customers, employees, suppliers and other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our sensitive information, could also be targets of cyber attacks and unauthorized access to their operational or technology systems. While we have instituted what we believe are reasonable and appropriate safeguards to protect our operational and technology systems, those safeguards may not always be effective due to the evolving nature of cyber attacks and cyber vulnerabilities. We cannot guarantee that such protections will be completely successful to prevent or mitigate a cyber attack.

If, despite our security measures, a significant physical attack or cyber breach occurred, our operations could be disrupted, property damaged, and customer and other confidential information lost or stolen; we could experience substantial loss of revenues, response costs and other financial loss; we could suffer a loss or redirection of management time, attention and resources from our regular business operations; we may be subject to increased regulatory requirements; and we may experience litigation and damage to our reputation, any of which could have a negative impact on our business, results of operations and cash flows. Applicable laws and regulations or contracts may require us to report cybersecurity incidents or breaches or securely maintain confidential data in the event that we experience a physical or cyber security incident. Our efforts to comply with such laws and regulations or contractual provisions, or our failure to do so, may cause us to incur costs related to legal claims or proceedings and regulatory fines or penalties. These types of events, and their resulting impacts, either to our facilities or assets, those of third parties, or the industry in general, could also cause us to incur additional security and insurance related costs. In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information, about our customers and employees. In many cases, we outsource administration of certain functions to vendors that have been and will continue to be targets of cyber attacks. Any theft, loss or fraudulent use of customer, employee or proprietary data as a result of a cyber attack on us or a vendor could also subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.
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

Laws and regulations are changing and increasing rapidly with respect to data and consumer privacy, security and protection. We are subject to an increasing number of complex and continually evolving data and consumer privacy, security and protection laws and regulations administered by various federal, state and local governments, including, for example, the California Privacy Rights Act, together with its amendments and implementing regulations, the Virginia Consumer Data Protection Act and the Cyber Incident Reporting for Critical Infrastructure Act of 2022. New laws and regulations may require us to disclose incidents to authorities, regulators and/or the public, when we otherwise may not have been required to disclose such incidents under previous laws and regulations, and such disclosures could negatively and materially impact our reputation, customers, employees, suppliers and other third parties. Federal and state governments have also adopted or are proposing other limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information. In addition, the Federal Trade Commission and state attorneys general are applying federal and state consumer protection laws to impose standards on the collection, use and dissemination of data. Moreover, we expect that current laws, regulations and industry standards concerning privacy, data protection and information security in the United States will continue to evolve and increase, and we cannot determine the impact that compliance with such future laws, regulations or standards will have on us or on our business. Any failure or perceived failure by us to comply with current or future federal, state, or local data or consumer privacy or security laws, regulations, policies, guidance, industry standards, or legal obligations, or any incident resulting in unauthorized access to, or the acquisition, release, or transfer of, personally identifiable information or other data relating to our customers, employees and others, may result in private or governmental enforcement actions, litigation or other claims against us, fines and penalties, or adverse perception or publicity about us and our businesses. These events could also require us to change our business practices, and the events or such changes may result in significant diversions of resources, distract management and divert the focus and attention of our security and technical personnel from other critical activities. Any of the foregoing consequences could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and liquidity.
We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured.
We maintain insurance coverage, some of which may be self-insured, as part of our overall legal and risk management strategy to minimize potential liabilities arising from our operations. Our insurance programs have varying coverage limits, exclusions and maximums, and insurance companies may seek to deny claims we might make. Generally, our insurance policies cover property damage, worker’s compensation, employer’s liability, general liability, cybersecurity, terrorism risks and automobile liability. Each policy includes deductibles or self-insured retentions and policy limits for covered claims. As a result, we may sustain losses that exceed or that are excluded from our insurance coverage, or for which we are self-insured and must therefore utilize our own financial resources to cover such losses. Although in the past we have been generally able to obtain insurance coverage related to our business, there can be no assurance that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles.

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
A significant part of our long-term strategic plan focuses on safety, operational excellence, cost and expense efficiency (including O&M expense efficiency), water quality and affordability, asset and capital management and the customer experience. For example, we have made and plan to continue to make significant investments in developing, deploying, integrating, enhancing and maintaining customer-facing technologies, applications to support field service and customer service operations, water source sensor and evaluation technologies, meter data management and analytics, and intelligent automation technologies. There can be no assurance that we will be successful in designing, developing, deploying, integrating or maintaining these new technologies. Because these efforts can be long-term in nature, these new technologies may be more costly or time-consuming than expected to design, develop, integrate and complete and may not ultimately deliver the expected or desired benefits upon completion. While we have and will continue to seek to recover costs and earn a return on capital expenditures with respect to the costs and expenses of development and deployment of these new technologies in our Regulated Businesses, there can be no assurance that we will be able to do so in every instance or at all, and our inability to do so may adversely affect our ability to achieve intended cost and expense, including O&M expense, efficiencies or other key performance results and, ultimately, could materially and adversely impact our business, financial condition, results of operations and cash flows.
Our inability to efficiently upgrade and improve our operational and technology systems, or implement new systems, could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.
Upgrades and improvements to computer systems and networks, or the implementation of new systems, may require substantial amounts of management’s time and financial resources to complete, and may also result in system or network defects or operational errors due to multiple factors, including employees’ ability to effectively use the new or upgraded system. We have implemented, and will continue to implement, technology to improve our business processes and customer interactions (including, without limitation, in connection with the installation or upgrade of our enterprise resource planning systems, and to support our cybersecurity program), and have installed new, and upgraded existing, technology systems. Any technical or other difficulties in upgrading and improving existing or implementing new technology systems may increase costs beyond those anticipated and have an adverse or disruptive effect on our operations and reporting processes, including our internal control over financial reporting. We may also experience difficulties integrating current systems with new or upgraded systems, which may impact our ability to serve our customers effectively or efficiently. Although we make efforts to minimize any adverse impact on our controls, business and operations, we cannot assure that all such impacts have been or will be mitigated, and any such impacts could harm our business (individually or collectively) and have a material adverse effect on our results of operations, financial condition and cash flows.
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
At our business sites, including construction and maintenance sites, our employees, contractors and others are often in close proximity to large mechanical operating equipment, moving vehicles, pressurized water, electric and gas utility lines, below grade trenches and vaults, electrical and pneumatic hazards, fall from height hazards, suspended loads, hazardous chemicals and other regulated materials. On many sites, we are responsible for safety and, accordingly, must implement important safety procedures and practices above governmental regulatory requirements. As an essential business that provides water and wastewater services, we are focused on the health and safety of our employees, contractors, vendors, customers and others who work at or visit our worksites. If the procedures we implement are ineffective or are not followed by our employees, contractors or others, or we fail to implement procedures, our employees, contractors and others may experience illness, or minor, serious or fatal injuries. Unsafe work sites have the potential to increase employee turnover, expose us to litigation and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
In addition, our operations can involve the delivery, handling, storage, use and disposal of hazardous chemicals, which, if improperly delivered, handled, stored, used or disposed of, or if the location and identification of these chemicals are not reported accurately or timely, serious injury, death, environmental damage or property damage could result, and we could be subjected to fines, penalties or other liabilities. We are also subject to various environmental, transportation and occupational health and safety regulations. Although we maintain functional employee groups whose primary purpose is to implement effective environmental health and safety work procedures and practices throughout our organization, including construction sites and operating facilities, the failure to comply with these regulations or procedures could subject us to liability.
Work stoppages and other labor relations matters could adversely affect our results of operations and the ability to serve our customers.
As of December 31, 2023, approximately 47% of our workforce was represented by unions, and we had 73 collective bargaining agreements in place with 14 different unions representing our unionized employees. These collective bargaining agreements, 21 of which are scheduled to expire during 2024, are subject to periodic renewal and renegotiation. We may not be able to successfully renew or renegotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations, may disrupt our operations, negatively impact the ability to serve our customers, and result in higher labor costs, which could adversely affect our reputation, financial condition, results of operations, cash flows and liquidity. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, a strike or work stoppage may have a material adverse impact on our financial position, results of operations and cash flows.
Financial, Economic and Market-Related Risks
Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.
As of December 31, 2023, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $12.4 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:
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
During 2023, we utilized existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under our commercial paper program, to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. In order to meet our capital expenditure and other operational needs, however, we may be required to borrow additional funds under the revolving credit facility. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions. Moreover, additional borrowings may be required to repay or refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2024, 2025 and 2026 will be $475 million, $619 million and $1,478 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all, to repay or refinance this debt. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to repay or refinance existing debt on favorable terms.
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
In addition to cash from operations, during 2023, we relied on a $2.75 billion revolving credit facility, a $2.60 billion commercial paper program, and the debt and equity capital markets, to satisfy our liquidity needs. Historically, we have regularly used our commercial paper program rather than the revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. As of December 31, 2023, there were no outstanding borrowings under the revolving credit facility, $180 million of commercial paper outstanding and $75 million in outstanding letters of credit. There can be no assurance that we will be able to continue to access this commercial paper program or revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.
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
As provided in our five-year capital plan, in order to meet our capital expenditure needs, we intend to issue a combination of short-term and long-term debt securities and/or additional equity shares of common stock. Disruptions in the debt or equity capital markets or changes in our credit ratings or other events could limit our ability to access capital on terms favorable to us or at all. While the lending banks that participate in the revolving credit facility have to date honored their commitments under those facilities, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. In such a case, we may not be able to access the commercial paper, debt or equity capital markets, or other sources of potential liquidity, in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under our revolving credit facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Short- or long-term disruptions or volatility in the debt or equity capital and credit markets as a result of economic, legislative, political or other uncertainties, including as a result of changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the capital necessary to provide adequate liquidity for our business. Significant volatility or disruptions in the debt or equity capital or credit markets, or financial institution failures, could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include delaying or deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, even absent significant volatility or disruptions in the capital markets, there can be no assurance that we will be able to access markets to obtain capital or financing when necessary or desirable and on terms that are reasonable or acceptable to us.
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
The conditional exchange feature of the Exchangeable Senior Notes due 2026, if triggered, may adversely effect our liquidity and financial condition and may dilute the ownership interest of our shareholders or may otherwise depress the price of parent company’s common stock.
In June 2023, AWCC issued $1,035.0 million aggregate principal amount of its 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). See Note 11—Long-Term Debt in the Notes to the Consolidated Financial Statements for a description of the Notes. In the event the conditional exchange feature of the Notes is triggered and one or more holders elect to exchange their Notes, AWCC would be required to settle any exchanged principal through the payment of cash, which could adversely affect our liquidity. In addition, in that case, even if holders do not elect to exchange their Notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. If AWCC elects to settle the portion, if any, of an exchange obligation in excess of the aggregate principal amount of the Notes being exchanged in shares of parent company common stock or a combination of cash and shares of such common stock, any sales in the public market of the common stock deliverable upon such exchange could adversely affect prevailing market prices of parent company common stock. In addition, the existence of the Notes may encourage short selling by market participants because the exchange of the Notes could be used to satisfy short positions, and any anticipated exchange of the Notes for shares of such common stock could depress the price of such common stock.
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

We have a significant amount of goodwill and other assets measured and recorded at fair value on a recurring basis, and we may be required to record impairments or changes in fair value to these assets, which may negatively affect our financial condition and results of operations.
Our assets as of December 31, 2023, included $1.1 billion of goodwill and $236 million of total assets measured and recorded at fair value on a recurring basis. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, in the past, we have taken significant non-cash charges to operating results for impairments to goodwill or other intangible assets, and have recorded changes in fair value of financial instruments and other assets. We may be required to recognize in the future an impairment of goodwill or a change in fair value of financial instruments or certain other assets due to market conditions, other factors related to our performance or the performance of an acquired business, or other circumstances that may impact the fair value of a financial instrument or the other asset. See Note 18—Fair Value of Financial Information in the Notes to the Consolidated Financial Statements for information on the fair value of financial and other assets. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or other circumstances. A decline in the results forecasted in our business plan due to events such as changes in rate case results, capital investment budgets or interest rates, could also result in an impairment charge. Recognition of impairments of goodwill and changes in fair value of certain of our other assets would result in a charge to income in the period in which the impairment or change occurred, which may negatively affect our financial condition, results of operations and total capitalization. The effects of any such impairment or change could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet the expectations of our regulators.
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
Under the terms of certain agreements under which our Other businesses, primarily MSG, provide water and wastewater services to municipalities and federal governmental entities, parent company provides guarantees of specified performance obligations, including financial guarantees or deposits. In the event these obligations are not performed, the entity holding the guarantees may seek to enforce the performance commitments against parent company or proceed against the deposit. In that event, our financial condition, results of operations, cash flows and liquidity could be adversely affected. At December 31, 2023, we had remaining performance commitments, as measured by remaining contract revenue, and primarily related to MSG’s contracts, totaling approximately $7.8 billion, of which $1.2 billion are guaranteed by parent company and the remainder is guaranteed by certain subsidiaries in Other. The aggregate amount of remaining performance commitments is likely to increase as the number of military bases served by MSG increases. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

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
Our internal controls, accounting policies and practices and internal information systems are designed to enable us to capture and process transactions and information in a timely and accurate manner in compliance with GAAP, taxation requirements, federal securities laws and regulations and other laws and regulations applicable to us. We have also implemented corporate governance, internal control and accounting policies and procedures in connection with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and relevant SEC rules, as well as other applicable regulations. Management is also responsible for establishing and maintaining internal control over financial reporting and disclosure controls and procedures and is required to assess annually the effectiveness of these controls. While we believe these controls, policies, practices and systems are adequate to verify data integrity, unanticipated or unauthorized actions of employees or temporary lapses in internal controls due to shortfalls in oversight or resource constraints could lead to undetected errors that could result in the disallowance of cost recovery and non-compliant disclosure and reporting. The consequences of these events could have a negative impact on our results of operations, cash flows and financial condition. The inability of management to certify as to the effectiveness of these controls due to the identification of one or more material weaknesses in these controls could also harm our reputation, increase financing costs or adversely affect our ability to access the capital markets.
Our continued success is dependent upon our ability to attract, hire and retain highly qualified, skilled and/or diverse talent.
The success of our business is dependent upon our ability to attract, hire and retain highly qualified, skilled and/or diverse talent, including engineers, licensed operators, water quality, regulatory and management professionals who have the desired experience and expertise. Similar to other organizations, the Company may have challenges implementing its human capital management, recruitment and employee succession plans to attract and retain such talent based on a number of factors including, among others, market conditions, retirements and geography. If we are unable to meet these human capital resource challenges, our business, financial condition, results of operations and cash flows may be materially and adversely impacted.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company’s Cybersecurity Program
The Company’s cybersecurity program is an integral part of the long-term sustainability and effectiveness of the Company’s operational and technology environment. To protect the integrity of its data and operational and technology systems, the Company employs a “defense-in-depth” strategy that uses multiple security measures. This strategy aligns with the National Institute of Standards and Technology Cyber Security Framework and provides preventative, detective, and responsive measures to identify and manage risks. The Company periodically reviews and modifies the implementation of its cybersecurity strategy based on threat trends, program maturity, the results of assessments, and the advice of third-party security consultants.
The Company’s cybersecurity program includes the following areas of focus:
•Technology that includes, among other things, encryption, threat management, monitoring, investigation support and backups for physical devices, such as mobile phones and computers, connected to the Company network;
•Identity and access management controls that include, among other things, multi-factor authentication and safeguards associated with granting elevated privileges;
•Proactive cybersecurity processes, including vulnerability scanning, penetration testing and periodic program assessments by outside security consultants and assessors;
•Reactive cybersecurity processes that are regularly evaluated using various incident response and disaster recovery exercises;
•Employee cyber risk awareness and training, including regular simulation exercises with employees, that covers cybersecurity threats and actions to prevent and report attacks; and
•Third-party risk management and security standards, including due diligence, continuous monitoring, cyber risk scoring and contractual obligations, and periodic review of third-party control environments to align the Company’s risk exposure with its business requirements and risk tolerances.
Third-Party Relationships
The Company utilizes partners and third-party service providers to help deliver safe and reliable water and wastewater services across its regulated operations and has implemented a third-party risk management program to understand the cybersecurity risks to the Company that may arise out of these third-party relationships. The Company categorizes third-party relationships by risk level, which is determined primarily by the service provided by the third-party and its level of access to the Company’s data. Each category has specific cybersecurity controls, data privacy and documentation requirements, which are outlined in the agreement between the Company and the third-party service provider. In addition, the Company evaluates the online security footprint for its service providers at the time of agreement, and on a regular basis, thereafter, depending on the provider’s risk level. The Company reviews its agreements with third-party service providers periodically related to terms and conditions governing cybersecurity controls and data privacy. The Company also monitors, as appropriate, risks relating to potential compromises of sensitive Company information through third parties and reevaluates these risks periodically. In addition, the Company obtains annual attestation reports related to data security and privacy from certain third-party providers to further support compliance with industry-standard cybersecurity protocols.
Cybersecurity Risks
The Company believes that its current preventative actions and response activities provide reasonable measures of protection against security breaches and serve generally to reduce the Company’s overall cybersecurity risk. However, cybersecurity threats are constantly evolving and have and will continue to become more frequent and sophisticated. Although the Company has implemented measures that it believes are reasonable to safeguard its operational and technology systems and has sought to establish a culture of continuous monitoring and improvement, the evolving nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. In addition, the Company has obtained insurance to provide coverage for a portion of the losses and damages that may result from a cyber attack or a security breach, but such insurance is subject to exclusions, limitations and exceptions, and may not cover the total loss or damage caused by an attack or breach. To date, management has determined that no cybersecurity incident experienced by the Company has resulted in a material impact on its financial condition, results of operations or business strategy. For additional information concerning cybersecurity-related risks, see Item 1A—Risk Factors—We may be subject to physical and cyber attacks, and —We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured.

Cybersecurity Risk Management and Strategy
The Company has established an enterprise-wide cybersecurity program designed to prevent disruption to critical information systems, minimize the loss or manipulation of sensitive information, and to timely identify, escalate and promptly remediate and recover from cybersecurity incidents and facilitate compliance with regulatory and disclosure requirements. To oversee cybersecurity risk management, the Company employs a dedicated unit, led by the Company’s Chief Security Officer (“CSO”), to implement cybersecurity controls, assess and report on cybersecurity risks and consult with the Company’s internal Enterprise Risk Management Committee, a decision-making body which supports and oversees the identification, assessment, prioritization, and mitigation strategies for enterprise-level risks, including cybersecurity risks. The Company’s CSO has 23 years of work experience in the cybersecurity field throughout various industries, including the utility sector, and has obtained several professional certifications, including from the International Information System Security Certification Consortium. The CSO reports directly to the Company's Chief Information Officer (“CIO”), who is responsible for the Company’s information technology program. The CIO has over 25 years of work experience in the information technology, physical security and cybersecurity fields, including previously serving as the Company’s CSO, and holds the Certified Protection Professional, Professional Certified Investigator and Physical Security Professional certifications from ASIS International. The CIO serves on the Water Sector Coordinating Council (“WSCC”), an advisory body comprised of representatives from various U.S. water and wastewater organizations, which serves as a policy, strategy and coordination mechanism for the water sector on critical infrastructure security and resilience issues. In that role, the CIO partners with representatives from the Department of Homeland Security and the EPA on U.S. water and wastewater sector initiatives. The CIO is also the former Chair of the WSCC, the National Association of Water Companies’ Safety and Security Committee, and the ASIS Utility Security Council.
The Company’s security team provides oversight and policy guidance on physical, cyber and information security, as well as business continuity, throughout the Company’s operations. It is responsible for designing, implementing, monitoring and supporting effective physical and technical security controls for the Company’s physical assets, business systems and operational technologies. The Company’s security team also conducts annual and ongoing cybersecurity awareness training and education for the Company’s employees. In 2023, 100% of the Company’s active workforce completed mandatory cybersecurity training. By equipping employees with knowledge and skills, the Company strives to cultivate and maintain a cybersecurity-conscious culture within its workforce.
The Company’s cybersecurity risk assessment process involves considering risks associated with the nature of its business, receiving and processing inputs from internal and external stakeholders, monitoring industry trends and risks and engaging external advisors, to assist in aligning the Company’s cybersecurity processes with industry best practices. Risk assessments are conducted quarterly and annually to evaluate the effectiveness of the Company’s existing security controls and serve as the basis for additional safeguards, security controls and measures. Operational and technical security controls are deployed and integrated as safeguards against unauthorized access to the Company’s information systems. These controls are aimed at (i) assuring the continuity of business processes that are dependent upon automation, (ii) maintaining the integrity of the Company’s data, (iii) supporting regulatory and legislative compliance requirements, and (iv) maintaining safe and reliable service to the Company’s customers.
The Company has also implemented a vulnerability assessment program that is conducted at least annually and more frequently, depending on the nature of the risk. This process serves as a guiding enterprise-wide framework to outline the scope and procedures of the Company’s cybersecurity risk management processes. By prioritizing vulnerability management and continuously evaluating the Company’s internal and external environments for vulnerabilities, the Company aims to implement preventative measures to protect its information assets and technology-based infrastructure from cybersecurity threats. This approach helps to reduce the Company’s exposure to material cybersecurity threat risks.
Incident Response
The Company utilizes an established internal framework designed to assess promptly the severity and materiality of cybersecurity incidents based on predefined quantitative and qualitative criteria and to determine the appropriate level of response. Incidents are escalated to the relevant management teams based on their severity and materiality for prompt response and mitigation. The Company maintains a standing crisis response team comprised of individuals from various functional units, including without limitation Information Technology, Legal, Finance, Enterprise Risk Management, Operations and Communications, to respond to cybersecurity and physical security incidents, environmental incidents and health and safety emergencies, among others.
If a cybersecurity incident were to occur, the Company would establish a cross-functional incident response team to respond to the specific cybersecurity incident. The incident response team would consist of a subset of members from the standing crisis response team, including personnel with the most relevant experience related to the specific incident. This collaborative approach is intended to enable the Company to leverage expertise throughout the business to address cybersecurity events and to evaluate the potential financial, legal, operational and reputational implications of an incident, or series of related incidents. In considering the materiality of an event, related attacks, whether in terms of quantity or impact, are reviewed individually and in the aggregate to determine whether they may have a significant impact on the Company’s financial condition, results of operations or business strategy, either quantitatively or qualitatively.

Cybersecurity Governance
The Board of Directors is responsible for oversight of the Company’s cybersecurity program and the Company’s responses to cybersecurity risk. The Board of Directors has delegated to the Safety, Environmental, Technology and Operations (“SETO”) Committee of the Board of Directors responsibility for the oversight and review of technology policy, strategy and governance, and cybersecurity issues that could impact the Company’s operational performance or risk profile. The SETO Committee meets at least quarterly and receives reports from the CIO and CSO related to cybersecurity threats, trends and risks, and related mitigation activities. In addition, the SETO Committee and the Board of Directors receive reports of periodic external assessments and internal testing of the effectiveness of the Company’s cybersecurity program. The SETO Committee coordinates with the Audit, Finance and Risk Committee of the Board of Directors, as appropriate, on matters related to cybersecurity risk. The Audit, Finance and Risk Committee is responsible for, among other things, overseeing the adequacy and effectiveness of the Company’s system of internal controls and the Company’s risk assessment and management strategy, including with respect to cybersecurity risks.
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
The properties of the Company’s Regulated Businesses consist mainly of approximately:
•80 surface water treatment plants;
•540 groundwater treatment plants;
•175 wastewater treatment plants;
•53,700 miles of transmission, distribution and collection mains and pipes;
•1,200 groundwater wells;
•1,700 water and wastewater pumping stations;
•1,100 treated water storage facilities; and
•74 dams.
The Company has ongoing infrastructure renewal programs in all states in which its Regulated Businesses operate. These programs consist of both the rehabilitation of existing mains and equipment, and the replacement of mains and equipment that have been damaged or have reached, or are near, the end of their useful service lives. The properties within Other consist mainly of office furniture and IT equipment. Approximately 50% of all properties that the Company owns are located in New Jersey and Pennsylvania.
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
ITEM 3.    LEGAL PROCEEDINGS
Set forth below is information related to the Company’s material pending legal proceedings as of February 14, 2024, other than ordinary routine litigation incidental to the business, required to be disclosed in this Annual Report on Form 10-K. The information below should be read together with Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.

Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
Under the 2009 Order, Cal Am is required, among other things, to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. See Item 1—Business—Regulated Businesses—Water Supply and Wastewater Services and Item 1A—Risk Factors. The 2009 Order responded to claims that Cal Am had not sufficiently implemented actions to terminate its unpermitted diversions of water from the Carmel River as required by the 1995 Order issued by the SWRCB. In July 2016, at the request of Cal Am and several Monterey County government agencies, the SWRCB issued the 2016 Order approving a deadline of December 31, 2021, for Cal Am’s compliance with the 2009 Order.
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
Following issuance by the Coastal Commission in November 2022, of a coastal development permit, as described below, Cal Am continues to work constructively with all appropriate agencies to obtain the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2023, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2024, and future years may be impacted by a number of factors, including without limitation potential recurrence of drought conditions in California and the reduction or exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order in the future may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
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
In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a CPCN and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $241 million in aggregate costs as of December 31, 2023, related to the Water Supply Project, which includes $72 million in AFUDC.

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
On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022 final decision. On March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing but adopting its proposed AFUDC for already incurred and future costs. The decision also provides Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding. Further evidentiary hearings in this proceeding have been scheduled for March 2024.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $112 million in aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its 2016 and December 2022 final decisions, as amended by its March 30, 2023 rehearing decision. See Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion.
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
In October 2022, Cal Am announced a phasing plan for the proposed desalination plant component of the Water Supply Project. The desalination plant and slant wells originally approved by the CPUC would produce up to 6.4 million gallons of desalinated water per day. Under the phased approach, the facilities would initially be constructed to produce up to 4.8 million gallons per day of desalinated water, enough to meet anticipated demand through about 2030, and would limit the number of slant wells initially constructed. As demand increases in the future, desalination facilities would be expanded to meet the additional demand. The phased approach seeks to meet near-term demand by allowing for additional supply as it becomes needed, while also providing an opportunity for regional future public participation and was developed by Cal Am based on feedback received from the community.
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. Cal Am continues to seek the remaining permits necessary to construct the Water Supply Project.

In December 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency (“GSA”), and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of the MPWSP slant wells. Cal Am is named as a real party in interest. On November 14, 2023, the court set an initial trial date of May 1, 2024. This matter remains pending.
Subject to the impact or resolution of this litigation, construction of the desalination plant is expected to begin in 2025 and the desalination plant is estimated to be in-service by the end of 2027.
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
In May 2021, Cal Am filed a notice of appeal as to the Monterey County Superior Court’s January 2021 decision, seeking to challenge the court’s decision on Monterey County’s statement of overriding considerations. Monterey County filed a notice of appeal as to the same issue in May 2021. In June 2021, MCWD filed cross-appeals on its claims that had been denied by the court. On September 8, 2023, the court of appeal issued its opinion reversing the trial court’s determination in favor of MCWD as to the statement of overriding considerations and rejecting MCWD’s appeals on all of its claims that the Monterey County Superior Court had denied. On September 25, 2023, MCWD filed a petition for rehearing in the court of appeal, which was denied on October 4, 2023. On November 13, 2023, MCWD filed a petition for review in the California Supreme Court, which was denied on January 10, 2024.
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
In December 2018, the Marina City Council considered the proposed amendments. Cal Am, CEMEX and the Coastal Commission again submitted letters opposing the proposed changes, but the City Council unanimously adopted a resolution amending its local coastal plan and a draft amendment to its zoning ordinance. Changes to the ordinance require a second reading before becoming final, which occurred at the City’s December 2018 meeting. The changes to the local coastal plan would need to be submitted to the Coastal Commission for approval; however, the Coastal Commission’s November 2022 approval of Cal Am’s coastal development permit application has rendered moot the impact of these proposed local coastal program and zoning changes on the issuance of the coastal development permit.
Test Slant Well Permitting
A preliminary step to building the Water Supply Project desalination plant is the construction and operation of a test slant well to confirm the suitability of the property on which intake wells will be located to draw water from under Monterey Bay. In November 2014, the Coastal Commission approved coastal development permits for the test slant well, enabling Cal Am to construct and operate the test slant well. Effective February 28, 2018, test slant well pumping ceased, except for minimal maintenance pumping activities, in accordance with Cal Am’s coastal development permits. Because Cal Am may use the test slant well as one of the slant wells for the Water Supply Project, Cal Am sought and obtained from the Coastal Commission permit amendments to allow the test slant well to remain in place and be maintained until February 28, 2025. A required lease obtained from the California State Lands Commission, as amended, expires on December 16, 2027.

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
In August 2020, MCWD filed a cross-complaint in the May 2020 lawsuit against Cal Am, CEMEX and MCWRA, alleging claims for specific performance of certain provisions of the 1996 annexation agreement related to the property owned by CEMEX on which intake wells for the Water Supply Project will be located, as well as claims of water rights, nuisance and unreasonable water use, and seeking additional declaratory relief. Following various rulings on demurrers filed by Cal Am, CEMEX and MCWRA, in February 2021, the court sustained, without leave to amend, the demurrer to MCWD’s nuisance claim and overruled the remainder of the demurrers. In October 2021, the court granted a motion filed by Cal Am related to MCWD’s cross-complaint, which motion requested a referral of certain issues related to MCWD’s water rights and unreasonable use claims to the SWRCB for its expert advisory opinion. The SWRCB held hearings in 2022 and 2023, on the referred issues before its Administrative Hearing Officer. The Monterey County Superior Court has set a trial date of July 15, 2024, for the City’s lawsuit.
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

In December 2019, the City filed a lawsuit in Monterey County Superior Court challenging Monterey County’s filing, and SDWR’s acceptance of the filing, as the exclusive GSA for the CEMEX site. The City has named Monterey County and its Board of Supervisors, its GSA, and SDWR and its director as defendants, and the SVBGSA and its Board of Directors as real parties. The City seeks to invalidate Monterey County’s filing, as well as injunctive relief to preserve the City’s status as a GSA for the site. To protect its interest in the matter, Cal Am filed an application to intervene in this lawsuit, which was granted. Monterey County filed cross-claims against the City and SDWR. In September 2020, Cal Am filed a separate but related complaint in Monterey County Superior Court challenging the validity of actions taken by the City and its GSA in adopting a groundwater sustainability plan for the CEMEX site, and the validity of the provisions of such plan. Due to the overlap of issues in the City’s lawsuit with those in the validation action, the parties stipulated to a stay of the validation action pending determination of the claims in the City’s action, which was approved by the court in December 2020. In February 2021, the City filed a separate but related in rem reverse validation complaint challenging the adoption by Monterey County of a GSP for the CEMEX site. On May 3, 2023, the City filed a second reverse validation complaint, challenging the adoption of amendments to the GSP for the 180/400 subbasin.
After a hearing, in August 2021, the court denied the claims brought by the City and granted Monterey County’s cross-claims, finding that the City’s GSA notice was untimely, the Monterey County GSA was the exclusive GSA for the CEMEX site, and the SVBGSA’s GSP was properly adopted for the entire 180/400 subbasin, including the CEMEX site. In November 2021, the City appealed this decision, and in December 2021, Monterey County appealed the court’s decision as to the finding that the City’s action creating a GSA was not void. The related validation and reverse validation actions remain stayed during the pendency of the appeal. On November 13, 2023, the California Court of Appeal affirmed the trial court's decision. On December 22, 2023, the City filed a petition for review with the California Supreme Court.
Proposed Acquisition of Monterey System Assets — Potential Condemnation
Local Agency Formation Commission Litigation
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
In February 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. In June 2021, LAFCO’s commissioners voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. In December 2021, LAFCO’s commissioners denied the MPWMD’s application to become a retail water provider, determining that the MPWMD does not have the authority to proceed with a condemnation of the Monterey system assets. In April 2022, the MPWMD filed a lawsuit against LAFCO challenging its decision to deny the MPWMD’s application seeking approval to become a retail water provider. In June 2022, the court granted, with conditions, a motion by Cal Am to intervene in the MPWMD’s lawsuit against LAFCO. In December 2022, the court sustained in part, and denied in part, demurrers that had been filed by LAFCO seeking to dismiss the MPWMD’s lawsuit.
On December 11, 2023, the Monterey County Superior Court issued a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey water system assets) and allowing the MPWMD to seek further LAFCO review of its application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. As a result, the LAFCO denial has been nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. On February 8, 2024, and February 9, 2024, each of Cal Am and LAFCO, respectively, filed a notice of appeal with the California Court of Appeals regarding the Monterey County Superior Court’s decision to issue the writ of mandate. Cal Am is evaluating potential additional actions to contest the writ of mandate and to seek to uphold LAFCO’s denial of the MPWMD’s application, including filing other challenges and/or making suitable presentations at a subsequent LAFCO rehearing.

Potential Condemnation Actions by MPWMD
Separate from the proceedings related to the MPWMD’s application with LAFCO, by letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets.
On December 15, 2023, the MPWMD filed a lawsuit in Monterey County Superior Court seeking to condemn the Monterey system assets. While the Company cannot currently predict the outcome of this lawsuit, the Company believes that, given existing legal precedent related to similar attempts by public agencies in California to take over water systems and its other defenses, Cal Am should be able to defend itself successfully against the MPWMD’s eminent domain lawsuit.
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. In January 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. In July 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. In August 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 2022 order, which petition was denied on June 8, 2023. On August 21, 2023, the Circuit Court set a date of September 9, 2024, for a class trial on issues relating to duty and breach of that duty. The trial will not find class-wide or punitive damages.
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

On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and Service Company (collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. On January 12, 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. On February 9, 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. On September 21, 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. On October 12, 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On December 1, 2023, TAWC filed a memorandum in opposition to the amended class definition. On January 18, 2024, the court heard oral argument on the motions but issued no decision. The court instead requested additional briefing and a second oral argument, deadlines for which have not yet been set.
TAWC and the Company believe that TAWC has meritorious defenses to the claims raised in this class action complaint, and TAWC is vigorously defending itself against these allegations.
Mountaineer Gas Company Main Break
During the afternoon of November 10, 2023, WVAWC was informed that an 8-inch ductile iron water main owned by WVAWC, located on the West Side of Charleston, West Virginia and originally installed in approximately 1989, experienced a leak. In the early morning hours of November 11, 2023, WVAWC crews successfully completed a repair to the water main. A precautionary boil water advisory was issued the same day to approximately 300 WVAWC customers and ultimately lifted on November 12, 2023.
On November 10, 2023, a break was reported in a low-pressure natural gas main located near the affected WVAWC water main break, and an inflow of water into the natural gas main and associated delivery pipelines occurred. The natural gas main and pipelines are owned by Mountaineer Gas Company, a regulated natural gas distribution company serving over 220,000 customers in West Virginia (“Mountaineer Gas”). The resulting inflow of water into the natural gas main and related pipelines resulted in a loss of natural gas service to approximately 1,100 Mountaineer Gas customers, as well as water entering customer service lines and certain natural gas appliances owned or used by some of the affected Mountaineer Gas customers. Mountaineer Gas reported that restoration of natural gas service to all affected gas mains occurred on November 24, 2023. The timing, order and causation of both the WVAWC water main break and Mountaineer Gas’s main break are currently unknown and under investigation.
To date, a total of four pending lawsuits have been filed against Mountaineer Gas and WVAWC purportedly on behalf of customers in Charleston, West Virginia related to these incidents. On November 14, 2023, a complaint captioned Ruffin et al. v. Mountaineer Gas Company and West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of Mountaineer Gas residential and business customers and other households and businesses supplied with natural gas in Kanawha County, which lost natural gas service on November 10, 2023, as a result of these events. The complaint alleges, among other things, breach of contract by Mountaineer Gas, trespass by WVAWC, nuisance by WVAWC, violation of statutory obligations by Mountaineer Gas and WVAWC, and negligence by Mountaineer Gas and WVAWC. The complaint seeks class-wide damages against Mountaineer Gas and WVAWC for loss of use of natural gas, annoyance, inconvenience and lost profits, as well as punitive damages.
On November 15, 2023, a complaint captioned Toliver et al. v. West Virginia-American Water Company and Mountaineer Gas Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of all natural persons or entities who are citizens of the State of West Virginia and who are customers of WVAWC and/or Mountaineer Gas in the affected areas. The complaint alleges against Mountaineer Gas and WVAWC, among other things, negligence, nuisance, trespass and strict liability, as well as breach of contract against Mountaineer Gas. The complaint seeks class-wide damages against Mountaineer Gas and WVAWC for property damage, loss of use and enjoyment of property, annoyance and inconvenience and business losses, as well as punitive damages.

On November 16, 2023, a complaint captioned Dodson et al. v. West Virginia American Water and Mountaineer Gas Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of all West Virginia citizens living between Pennsylvania Avenue south of Washington Street, and Iowa Street, who are customers of Mountaineer Gas. The complaint alleges against Mountaineer Gas and WVAWC, among other things, negligence, nuisance, trespass, statutory code violations and unfair or deceptive business practices. The complaint seeks class-wide damages against Mountaineer Gas and WVAWC for property loss and damage, loss of use and enjoyment of property, mental and emotional distress, and aggravation and inconvenience, as well as punitive damages.
On January 4, 2024, a fourth complaint, captioned Thomas v. West Virginia-American Water Company and Mountaineer Gas Company, was filed in West Virginia Circuit Court in Kanawha County asserting similar allegations as those included in the Ruffin, Toliver and Dodson lawsuits (the “first three lawsuits”), with the addition of counts alleging unjust enrichment and violations of the West Virginia Human Rights Act and the West Virginia Consumer Credit and Protection Act.
On November 17, 2023, the Ruffin plaintiff filed a motion to consolidate the first three lawsuits before a single judge in Kanawha County Circuit Court. That motion remains pending.
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. These motions remain pending.
On December 20, 2023, Mountaineer Gas filed answers to each of the first three lawsuits, which included cross-claims against WVAWC alleging that Mountaineer Gas is without fault for the claims and damages alleged in the lawsuits and WVAWC should be required to indemnify Mountaineer Gas for any damages and for attorneys’ fees and expenses incurred by Mountaineer Gas in the lawsuits. WVAWC has filed a partial motion to dismiss certain claims in the Ruffin, Toliver, Dodson and Thomas lawsuits and a motion to dismiss the cross-claims asserted against WVAWC therein by Mountaineer Gas. On January 30, 2024, a motion was filed with the West Virginia Supreme Court on behalf of the Toliver plaintiff to refer the four class action complaints and the Mountaineer Gas complaint to the West Virginia Mass Litigation Panel. On February 7, 2024, WVAWC filed a motion joining in that referral request. These motions remain pending.
On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. As of January 31, 2024, a total of 412 Mountaineer Gas customers completed this claims process and were paid by WVAWC an average of approximately $1,500 each. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
On November 16, 2023, the Public Service Commission of West Virginia (the “WVPSC”) issued an order initiating a general investigation into both the water main break and natural gas outages occurring in this incident to determine the cause or causes thereof, as well as breaks and outages generally throughout the systems of WVAWC and Mountaineer Gas and the utility practices of both utilities. Following a series of disagreements among the parties regarding the scope of discovery, the WVPSC closed the general investigation into both utilities and ordered a separate general investigation for each utility. The WVPSC focused the two general investigations away from the cause of the events and instead on the maintenance practices of each utility during and after the main breaks. On January 29, 2024, the Consumer Advocate Division of the WVPSC filed a motion to intervene in the WVAWC general investigation. WVAWC is cooperating with its general investigation. Both general investigations remain pending.
The Company and WVAWC believe that the causes of action and other claims asserted against WVAWC in the class action complaints and the lawsuit filed by Mountaineer Gas are without merit and that WVAWC has meritorious defenses to such claims, and WVAWC is defending itself vigorously in these litigation proceedings. Given the current stage of these proceedings and the general investigation, the Company and WVAWC are currently unable to predict the outcome of any of the proceedings described above.
West Virginia Elk River Freedom Industries Chemical Spill
See Note 16—Commitments and Contingencies—Contingencies—West Virginia Elk River Freedom Industries Chemical Spill in the Notes to Consolidated Financial Statements for information regarding the final court approval of the global settlement with respect to the January 2014 Freedom Industries, Inc. chemical spill.

PFAS Multi-District Litigation
Several of the Company’s utility subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit, which commenced on December 7, 2018, in U.S. District Court for the District of South Carolina, against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. In August 2023, a potential class action settlement involving defendants The Chemours Company, Corteva, Inc. and DuPont de Nemours, Inc. to resolve claims brought in the MDL against them by public water systems, and a similar class action settlement with defendant 3M Company, received preliminary approval from the MDL court. The Company’s utility subsidiaries have determined to remain parties to these class action settlements. On February 8, 2024, after a hearing on December 14, 2023, the MDL court issued its final approval of the DuPont settlement, and the Company will begin the process of perfecting its claims under this settlement within the time period to be provided by the MDL court. A fairness hearing on the 3M settlement was held on February 2, 2024. This matter remains pending.
Other Matters
In April 2021, American Water Resources, LLC (“AWR”), which, prior to the December 2021 sale of the Company’s former Homeowner Services Group business (“HOS”) was one of the indirect, wholly owned subsidiaries comprising that business, received a grand jury subpoena in connection with an investigation by the U.S. Attorney’s Office for the Eastern District of New York (the “EDNY”). The subpoena sought documents regarding AWR’s operations and its contractor network in the New York City metropolitan area. In September 2022, a former employee of AWR pled guilty in U.S. District Court to two felony counts in connection with the matters under investigation by the EDNY. The Company fully cooperated with the EDNY investigation. There are currently no pending requests from the EDNY for additional information and the Company has not been contacted by the EDNY about the investigation since July 2023. While the EDNY has not formally communicated that its investigation is complete, the Company does not believe that the investigation will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since April 23, 2008, the Company’s common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “AWK.” As of February 6, 2024, there were 194,755,320 shares of common stock outstanding held by approximately 2,101 record holders. Holders of the Company’s common stock are entitled to receive dividends when they are declared by its Board of Directors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding the Company’s dividends.
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
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through December 31, 2023, the Company repurchased an aggregate of 4,860,000 shares of its common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program. There were no repurchases of common stock in 2023.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” Item 1A—Risk Factors and elsewhere in this Form 10-K. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings. For a discussion and analysis of the Company’s financial statements for fiscal 2022 compared to fiscal 2021, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 15, 2023.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company employs approximately 6,500 professionals who provide drinking water, wastewater and other related services to over 14 million people in 24 states. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company’s utilities operate in approximately 1,700 communities in 14 states in the United States, with 3.5 million active customers with services provided by its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by PUCs. The Company also operates other businesses not subject to economic regulation by state PUCs that provide water and wastewater services to the U.S. government on military installations, as well as municipalities, collectively presented throughout this Form 10-K within “Other.” See Item 1—Business for additional information.
Selected Financial Data
This selected financial data below should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes in this Annual Report on Form 10-K as well as the remainder of this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Years Ended December 31,
(In millions, except per share data)	2023	2022	2021	2020	2019
Statement of Operations data:
Operating revenues	$4,234	$3,792	$3,930	$3,777	$3,610
Net income attributable to common shareholders	944	820	1,263	709	621
Net income attributable to common shareholders per basic common share	4.90	4.51	6.96	3.91	3.44
Net income attributable to common shareholders per diluted common share	4.90	4.51	6.95	3.91	3.43
Balance Sheet data:
Total assets	$30,298	$27,787	$26,075	$24,766	$22,682
Long-term debt and redeemable preferred stock at redemption value	11,718	10,929	10,344	9,333	8,644
Other data:
Cash dividends declared per common share	$2.83	$2.62	$2.41	$2.20	$2.00
Net cash provided by operating activities	1,874	1,108	1,441	1,426	1,383
Net cash used in investing activities	(2,815)	(2,127)	(1,536)	(2,061)	(1,945)
Net cash provided by (used in) financing activities	1,188	1,000	(345)	1,120	494
Capital expenditures included in net cash used in investing activities	(2,575)	(2,297)	(1,764)	(1,822)	(1,654)

Financial Results
For the years ended December 31, 2023, 2022 and 2021, diluted earnings per share (GAAP) were $4.90, $4.51 and $6.95, respectively. In 2023, as compared to 2022, diluted earnings per share increased $0.39. The increase was primarily driven by the implementation of new rates in the Regulated Businesses for the return on and recovery of capital and acquisition investments, offset somewhat by increased operating costs, primarily production costs from inflationary pressures, and higher pension costs. Results for 2023 reflect the net favorable impact of warmer, drier weather compared to normal, estimated at $0.13 per share, while results for 2022 reflect the net favorable impact of weather compared to normal, estimated at $0.06 per share. Results for 2023 also reflect the impact of share dilution from the equity financing of $0.29 per share, roughly equivalent to avoided interest expense on the year.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, and (ii) regulated acquisitions to expand the Company’s services to new customers. In 2023, the Company invested $2.7 billion, in the Regulated Businesses, as discussed below:
Regulated Businesses Growth and Optimization
•$2.6 billion capital investment in the Regulated Businesses, the substantial majority for infrastructure improvements and replacements; and
•$81 million to fund acquisitions, including deposits for pending acquisitions, in the Regulated Businesses, which added approximately 18,100 customers during 2023, in addition to approximately 18,800 customers added through organic growth during 2023. This includes the Company’s New Jersey subsidiary’s acquisition of the water and wastewater assets of Egg Harbor City on June 1, 2023, for a cash purchase price of $22 million, $2 million of which was funded as a deposit to the seller in March 2021 in connection with the execution of the acquisition agreement.
On April 6, 2023, the Company’s Illinois subsidiary entered into an agreement to acquire the wastewater treatment plant from Granite City for an amended purchase price of $86 million. This plant provides wastewater service for approximately 26,000 customer connections. The Company expects to close this acquisition in the first quarter of 2024.
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
On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the public wastewater collection and treatment system assets (the “System Assets”) from the Butler Area Sewer Authority. On November 9, 2023, the Pennsylvania Public Utility Commission (the “PaPUC”) approved a settlement agreement without modification with respect to the Company’s Pennsylvania subsidiary’s application to acquire the System Assets from the Butler Area Sewer Authority for a purchase price of $230 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 15,000 customer connections. On December 14, 2023, Center Township and Summit Township filed appeals with the Pennsylvania Commonwealth Court seeking to reverse the order entered by the PaPUC approving the sale of the System Assets. On December 29, 2023, the Company’s Pennsylvania subsidiary filed applications with the Commonwealth Court seeking to dismiss the appeals and requesting expedited consideration. By order dated February 1, 2024, the Commonwealth Court deferred deciding the application to dismiss the appeals and directed that the issues raised by the applications to dismiss are to be considered as part of the merits of the appeals. The order also granted expedited consideration and directed the case to be included on the next available list and established a briefing schedule. Based on the court’s schedule, the Company estimates that the disposition of the appeals could occur as soon as the second quarter of 2024.
As of December 31, 2023, the Company had entered into 25 agreements with a total aggregate purchase price of $589 million for pending acquisitions in the Regulated Businesses, including the agreements discussed above, to add approximately 88,300 additional customers.
The Company expects to invest between $16 billion to $17 billion over the next five years, and between $34 billion to $38 billion over the next 10 years, including $3.1 billion in 2024. The Company’s expected future investments include:
•capital investment for infrastructure improvements in the Regulated Businesses between $14.5 billion to $15 billion over the next five years, and between $30 billion to $33 billion over the next 10 years; and

•growth from acquisitions in the Regulated Businesses to expand the Company’s water and wastewater customer base of between $1.5 billion to $2 billion over the next five years, and between $4 billion to $5 billion over the next 10 years.
The Company estimates the expected capital investment for infrastructure improvements in its Regulated Businesses over the next ten years will be allocated to the following purposes: infrastructure renewal 68-70%, resiliency 9-11%, water quality, including capital expenditures for the EPA proposed regulations on PFAS 6-8%, operational efficiency, technology and innovation 5-7%, system expansion 4-6%, other 3-5%.
Other Matters
Environmental, Health and Safety, and Water Quality Regulation
On March 14, 2023, the EPA announced the proposed National Primary Drinking Water Regulations (“NPDWR”) for six PFAS including perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), perfluorononanoic acid (“PFNA”), hexafluoropropylene oxide dimer acid (“HFPO-DA”, commonly known as “GenX Chemicals”), perfluorohexane sulfonic acid (“PFHxS”), and perfluorobutane sulfonic acid (“PFBS”). The proposed regulations would establish legally enforceable levels for PFAS in drinking water. The EPA anticipates issuing a final rule in 2024 and utilities will be provided a three-year window to comply with the new regulations once finalized, although the Safe Drinking Water Act allows utilities to request an additional two years if capital improvements are required.
The Company performed an initial review of the NPDWR to assess the four parts per trillion requirements for PFAS and the application of the Hazard Index approach for PFNA, PFBS, PFHxS, and GenX Chemicals. On May 24, 2023, the Company submitted comments to the EPA outlining its position on key issues to address the proposed regulations, including its projected costs associated with PFAS treatment at the proposed limits and the potential impact to customers’ bills. The Company estimates an investment of approximately $1 billion of capital expenditures to install additional treatment facilities over a three to five-year period in order to comply with the proposed regulations. Additionally, the Company estimates annual operating expenses up to approximately $50 million related to testing and treatment in today's dollars. These are preliminary estimates based on the proposed rule. The actual expenses may differ from these preliminary estimates and will be dependent upon multiple factors, including the final rule and effective date, as well as the completion of a system-by-system engineering analysis.
The Company supports sound policies and compliance with the NPDWR by all water utilities, while protecting customers and communities from the costly burden of monitoring and mitigating PFAS contamination in water systems. The Company continues to advocate for policies that hold polluters accountable and is participating in the multi-district litigation and other lawsuits filed against certain PFAS manufacturers seeking damages and reimbursement of costs incurred and continuing to be incurred to address contamination of public water supply systems by PFAS. For more information on the PFAS multi-district litigation, see Item 3—Legal Proceedings—PFAS Multi-District Litigation.
Operational Excellence
The Company’s adjusted regulated O&M efficiency ratio was 32.8% for the year ended December 31, 2023, compared to 33.7% for the year ended December 31, 2022. The ratio reflects an increase in operating revenues for the Regulated Businesses, after considering the adjustment for the amortization of the excess accumulated deferred income taxes (“EADIT”) shown in the table below, as well as the continued focus on operating costs.
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
Presented in the table below is the calculation of the Company’s adjusted regulated O&M efficiency ratio and a reconciliation that compares operation and maintenance expenses and operating revenues, each as determined in accordance with GAAP, to those amounts utilized in the calculation of its adjusted O&M efficiency ratio:

	For the Years Ended December 31,
(Dollars in millions)	2023	2022	2021
Total operation and maintenance expenses	$1,720	$1,589	$1,777
Less:
Operation and maintenance expenses—Other	279	244	452
Total operation and maintenance expenses—Regulated Businesses	1,441	1,345	1,325
Less:
Regulated purchased water expenses	161	154	153
Allocation of non-operation and maintenance expenses	25	31	34
Adjusted operation and maintenance expenses—Regulated Businesses (i)	$1,255	$1,160	$1,138

Total operating revenues	$4,234	$3,792	$3,930
Less:
Operating revenues—Other	314	287	546
Total operating revenues—Regulated Businesses	3,920	3,505	3,384
Less:
Regulated purchased water revenues (a)	161	154	153
Revenue reductions from the amortization of EADIT	(66)	(89)	(104)
Adjusted operating revenues—Regulated Businesses (ii)	$3,825	$3,440	$3,335

Adjusted O&M efficiency ratio—Regulated Businesses (i) / (ii)	32.8%	33.7%	34.1%
(a)    The calculation assumes regulated purchased water revenues approximate regulated purchased water expenses.

Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2023:

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
On June 29, 2023, the California Public Utilities Commission (“CPUC”) issued a decision on the cost of capital application for the Company’s California subsidiary, which authorized a return on equity of 8.98% and a capital structure with an equity component of 57.04% for the three-year period from 2022 to 2024. The CPUC’s decision was effective from the date of the order through the end of 2024. The decision included a Water Cost of Capital Mechanism (the “WCCM”) that allows the California subsidiary to increase its return on equity for the remainder of 2023 and 2024 based on capital market rates. As authorized by the WCCM, the California subsidiary filed with the CPUC staff advice letters to increase the return on equity. On July 25, 2023, the CPUC staff approved a return on equity of 9.50%, effective July 31, 2023. On November 15, 2023, the CPUC staff approved a return on equity of 10.20%, effective January 1, 2024.
On May 3, 2023, the Missouri Public Service Commission issued an order approving the March 3, 2023, joint settlement agreement in the general rate case filed on July 1, 2022, by the Company’s Missouri subsidiary. The general rate case order approved a $44 million annualized increase in water and wastewater revenues, excluding $51 million in previously approved infrastructure surcharges, and authorized implementation of the new water and wastewater rates effective May 28, 2023. The annualized revenue increase was driven primarily by significant incremental capital investments since the Missouri subsidiary’s 2021 rate case order. The Missouri subsidiary’s view of its rate base was $2.3 billion, and its view as to its return on equity and long-term debt ratio (each of which is based on the general rate case order but was not disclosed therein) was 9.75% and 50.0%, respectively.
On April 24, 2023, the Virginia State Corporation Commission issued an order approving the settlement of the rate case filed on September 26, 2022, by the Company’s Virginia subsidiary. The general rate case order approved an $11 million annualized increase in water and wastewater revenues. Interim rates in this proceeding were effective on May 1, 2022, and the order required that the difference between interim and the final approved rates were subject to refund within 90 days of the order issuance. The order approves the settlement terms with a return on equity of 9.7% and a common equity ratio of 40.7%. The annualized revenue increase was driven primarily by significant incremental capital investments since the Virginia subsidiary’s 2020 rate case order that have been completed or were planned through April 30, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order includes recovery of the Virginia subsidiary’s COVID-19 deferral balance. It also includes approval of the accounting deferral of deviations in pension and other postretirement benefits expense from those established in base rates, until the Virginia subsidiary’s next base rate case.
On December 8, 2022, the PaPUC issued an order approving the joint settlement agreement in the rate case filed on April 29, 2022, by the Company’s Pennsylvania subsidiary. The general rate case order approved a $138 million annualized increase in water and wastewater revenues, excluding $24 million for previously approved infrastructure filings, and authorizes implementation of the new water and wastewater rates effective January 28, 2023. The annualized revenue increase was driven primarily by significant incremental capital investments since the Pennsylvania subsidiary’s 2021 rate case order that were completed through December 31, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order also includes recovery of the Pennsylvania subsidiary’s COVID-19 deferral balance. The Pennsylvania subsidiary’s view of its rate base was $5.1 billion, and its view as to its return on equity and long-term debt ratio (each of which is based on the general rate case order but was not disclosed therein) was 10.0% and 44.8%, respectively.

On December 15, 2022, the Illinois Commerce Commission issued an order approving the adjustment of base rates requested in a rate case filed on February 10, 2022, by the Company’s Illinois subsidiary. As updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, the request sought $83 million in additional annualized revenues, excluding previously recovered infrastructure surcharges. The general rate case order approved a $67 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $18 million, effective January 1, 2023, based on an authorized return on equity of 9.78%, authorized rate base of $1.64 billion, a common equity ratio of 49.0% and a debt ratio of 51.0%. The annualized revenue increase was driven primarily by significant water and wastewater system capital investments since the Illinois subsidiary’s 2017 rate case order that have been completed or were planned through December 31, 2023, expected higher pension and other postretirement benefit costs, and increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On January 25, 2024, the Company’s Illinois subsidiary filed tariffs for new water and wastewater rates. The request seeks a two-step rate increase consisting of aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $136 million effective January 1, 2025, based on a future test year through December 31, 2025 with average rate base and a capital structure with an equity component of 52.27% and a debt component of 47.73%, and (ii) approximately $16 million effective January 1, 2026, based on a future test year to include end of period rate base and a capital structure with an equity component of 54.43% and a debt component of 45.57%. The requested increases are driven primarily by an estimated $557 million in capital investments to be made by the Illinois subsidiary starting January 2024 through December 2025. The request also proposes a treatment and compliance rider to address recovery of future environmental compliance investments, and a modification to the existing volume balancing account mechanism to include full production cost recovery.
On January 19, 2024, the Company’s New Jersey subsidiary filed a general rate case requesting approximately $162 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 56.30% and a debt component of 43.70%. The requested annualized revenue increase is driven primarily by approximately $1.3 billion in capital investments made and to be made by the New Jersey subsidiary through December 2024. The request also proposes a revenue decoupling mechanism and seeks a deferral of certain production cost adjustments.
On December 15, 2023, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2025. On February 2, 2024, the CPUC granted the request for a one year extension of the cost of capital filing to May 1, 2025, to set its authorized cost of capital beginning January 1, 2026.
On November 8, 2023, the Company’s Pennsylvania subsidiary filed a general rate case requesting approximately $204 million in additional annualized revenues, excluding projected infrastructure surcharges of $20 million. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 55.30% and a debt component of 44.70%. The requested annualized incremental revenue increase is driven primarily by an estimated $1.0 billion of incremental capital investments to be made through mid-2025. The request also proposes a mechanism to address compliance with evolving environmental requirements, such as emerging federal regulations for lead and PFAS. If approved, the new rates would be expected to take effect on August 7, 2024.
On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 45.67% and a debt and other component of 54.33%. The requested increase is driven by approximately $110 million in capital investments between May 2023 and April 2025. The request also proposed a revenue decoupling mechanism and seeks deferral of certain production cost adjustments. Interim rates will be effective May 1, 2024, with the difference between interim and final approved rates subject to refund.
On June 30, 2023, the Company’s Kentucky subsidiary filed a general rate case requesting $26 million in additional annualized revenues, excluding infrastructure surcharges of $10 million. The request is based on a proposed return on common equity of 10.75% and a proposed capital structure with a common equity component of 52.45%. An order is expected in the general rate case by the end of the first quarter of 2024.
On May 1, 2023, the Company’s West Virginia subsidiary filed a general rate case requesting $45 million in additional annualized revenues, excluding previously approved infrastructure surcharges of $7 million. The request is based on a proposed return on equity of 10.50% and a capital structure with an equity component of 52.80%. The general rate case includes a future test year capturing planned investment through 2025 and an order is expected to be issued by February 25, 2024. On June 30, 2023, the West Virginia subsidiary filed its annual infrastructure surcharge requesting $8 million in additional annualized revenues for planned investment through 2024. The infrastructure surcharge will be aligned with the investments recognized in the general rate case if the future test year is approved.

On March 31, 2023, the Company’s Indiana subsidiary filed a general rate case requesting $87 million in additional annualized revenues, excluding $41 million of revenue from infrastructure filings already approved, which includes three step increases, with $43 million of the increase to be included in rates in January 2024, $18 million in May 2024, and $26 million in May 2025. The requested adjustment is based on a proposed return on equity of 10.60% and a capital structure with an equity component of 56.20%. Hearings were completed in September and an order is expected in the general rate case by the end of February 2024.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million. On November 17, 2023, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office, which would determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary to be $20 million in the 2024 test year, $16 million in the 2025 escalation year, and $15 million in the 2026 attrition year. The partial settlement agreement addresses the California subsidiary’s revenue requirement request but does not address rate design or certain other matters, such as the requested inclusion and implementation of a revenue stability mechanism to separate the California subsidiary’s revenue and water sales. New rates would be implemented retroactively to January 1, 2024, upon a final decision issued by the CPUC approving the partial settlement agreement and resolving the other issues not addressed by the partial settlement agreement, which is expected to occur in mid-2024.
Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2023:

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
(a)In 2023, $15 million was effective October 30, $1 million was effective June 29 and $16 million was effective April 29.
(b)In 2023, $20 million was effective March 23 and $6 million was effective March 8.
Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective on or after January 1, 2024:

(In millions)	Effective Date	Amount
Infrastructure surcharge filings by state:
Missouri	January 20, 2024	$26
Illinois	January 1, 2024	5
Total infrastructure surcharge filings		$31
Pending Infrastructure Surcharge Filings
On January 31, 2024, the Company’s Iowa subsidiary filed an infrastructure surcharge proceeding requesting $1 million in additional annualized revenues.

Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would have become effective upon receiving an order in the current pending rate case. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which, if adopted, will become effective upon receiving an order in the current pending rate case.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (“NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company’s New Jersey subsidiary filed its brief in support of the appeal on March 4, 2022. Response and Reply briefs were filed on June 22, 2022, and August 4, 2022, respectively. Oral argument was held on March 22, 2023, and the decision remains pending. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Operating revenues	$4,234	$3,792	$3,930
Operating expenses:
Operation and maintenance	1,720	1,589	1,777
Depreciation and amortization	704	649	636
General taxes	307	281	321
Other	(1)	—	—
Total operating expenses, net	2,730	2,519	2,734
Operating income	1,504	1,273	1,196
Other income (expense):
Interest expense	(460)	(433)	(403)
Interest Income	73	52	4
Non-operating benefit costs, net	32	77	78
Gain on sale of businesses	—	19	747
Other, net	47	20	18
Total other income (expense)	(308)	(265)	444
Income before income taxes	1,196	1,008	1,640
Provision for income taxes	252	188	377
Net income attributable to common shareholders	$944	$820	$1,263

Segment Results of Operations
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its business primarily through one reportable segment, the Regulated Businesses segment. Other primarily includes MSG, which does not meet the criteria of a reportable segment in accordance with GAAP. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the secured seller promissory note from the sale of HOS, income from assets not associated with the Regulated Businesses, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. This presentation is consistent with how management assesses the results of these businesses. For a discussion and analysis of the Company’s financial statements for fiscal 2022 compared to fiscal 2021, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 15, 2023.
Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised HOS to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion, resulting in pre-tax gain of $748 million. The consideration at closing was comprised of $480 million in cash, a secured seller promissory note payable in cash and issued by the Buyer in the principal amount of $720 million, with an interest rate of 7.00% per year, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. For the year ended December 31, 2022, the Company recorded post-closing adjustments, primarily related to working capital, of pre-tax income of $20 million, which is included in Gain on sale of businesses on the Consolidated Statements of Operations. The Company recognized $50 million of interest income during the years ended December 31, 2023 and 2022, from the secured seller note.
On February 2, 2024, the secured seller note was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of the $75 million contingent cash payment payable under the HOS sale agreement. In addition, the interest rate payable on the secured seller note has increased from 7.00% per year to 10.00% per year until maturity. The secured seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants. Certain of these covenants have been amended, including to provide for annual reductions of specified debt incurrence ratios. Furthermore, the amendment to the secured seller note eliminated the conditional right, beginning December 9, 2024, to require a repayment, without premium or penalty, of 100% of the outstanding principal amount in full in cash together with all accrued and unpaid interest and other obligations thereunder. The final maturity date of the secured seller note remains December 9, 2026. The $75 million additional principal under the secured seller note must be repaid in full, without premium or penalty, in the event a proposed acquisition of a complementary business by or on behalf of an affiliate of the Buyer is not completed by May 2, 2024. The repayment obligations of the Buyer under the seller note are secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions.
As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and shown as Other. Segment results for the year ended December 31, 2021, have been adjusted retrospectively to reflect this change.

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Operating revenues	$3,920	$3,505	$3,384
Operation and maintenance	1,441	1,345	1,325
Depreciation and amortization	693	633	601
General taxes	288	264	301
Other operating (income) expense	(1)	—	1
Other income (expense)	(269)	(220)	(195)
Provision for income taxes	259	188	172
Net income attributable to common shareholders	$971	$854	$789
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Water services:
Residential	$2,143	$1,941	$1,935
Commercial	798	710	676
Fire service	158	147	151
Industrial	167	153	141
Public and other	284	267	239
Total water services	3,550	3,218	3,142
Wastewater services:
Residential	228	174	151
Commercial	62	45	37
Industrial	8	4	4
Public and other	29	19	16
Total wastewater services	327	242	208
Other (a)	43	45	34
Total operating revenues	$3,920	$3,505	$3,384
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Years Ended December 31,
	2023	2022	2021
(Gallons in millions)
Billed water services volumes:
Residential	160,921	162,105	173,644
Commercial	78,404	77,627	77,476
Industrial	36,404	37,265	35,738
Fire service, public and other	54,236	51,966	51,957
Total billed water services volumes	329,965	328,963	338,815

In 2023, as compared to 2022, operating revenues increased $415 million, primarily due to: (i) a $350 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states; (ii) a $32 million increase from water and wastewater acquisitions and organic growth in existing systems; (iii) a $19 million estimated net increase primarily due to drier than normal weather in 2023, mainly driven by drought conditions in our Missouri service territory; (iv) a $23 million net increase as a result of reduced amortization of EADIT, primarily in the Company’s Pennsylvania subsidiary; and (v) partially offset by a $12 million decrease due to changes in customer demand.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Employee-related costs	$513	$505	$522
Production costs	438	387	353
Operating supplies and services	255	242	245
Maintenance materials and supplies	102	96	93
Customer billing and accounting	65	59	66
Other	68	56	46
Total operation and maintenance expense	$1,441	$1,345	$1,325
Employee-Related Costs

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Salaries and wages	$413	$395	$402
Group insurance	60	59	66
Pensions	9	21	25
Other benefits	31	30	29
Total employee-related costs	$513	$505	$522
In 2023, as compared to 2022, employee-related costs increased $8 million primarily due to annual merit increases and higher employee headcount to support growth of the business, which was partially offset by lower pension service costs, mainly attributable to an increase in the discount rate assumption.
Production Costs

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Purchased water	$161	$154	$153
Fuel and power	108	104	97
Chemicals	105	78	59
Waste disposal	64	51	44
Total production costs	$438	$387	$353
In 2023, as compared to 2022, production costs increased $51 million, primarily due to inflationary impacts from increased fuel, power and chemical costs, as well as an increase in waste disposal maintenance.

Operating Supplies and Services
In 2023, as compared to 2022, operating supplies and services increased $13 million primarily due to an increase in maintenance costs on equipment and buildings.
Other
In 2023, as compared to 2022, other increased $12 million primarily due to an increase to the insurance other than group reserve which had an unfavorable claims experience compared to prior year, as well as higher insurance premiums.
Depreciation and Amortization
In 2023, as compared to 2022, depreciation and amortization increased $60 million primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
In 2023, as compared to 2022, general taxes increased $24 million, primarily due to an increase in the New Jersey Gross Receipts Tax and incremental property taxes.
Other Income (Expense)
In 2023, as compared to 2022, other expenses increased $49 million primarily due to higher net periodic pension and other postretirement benefit costs in the current period as a result of market conditions, as well as higher interest expense from the issuance of incremental long-term debt. These increases were partially offset by an increase in allowance for funds used during construction in the current periods.
Provision for Income Taxes
In 2023, as compared to 2022, the Regulated Businesses’ provision for income taxes increased $71 million. The Regulated Businesses’ effective income tax rate was 21.1% and 18.0% for the years ended December 31, 2023 and 2022, respectively. The increase was primarily due to the decrease in the amortization of EADIT, pursuant to regulatory orders. The amortization of EADIT is generally offset with reductions in revenue.
Other
Presented in the table below is information for Other:

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Operating revenues	$314	$287	$546
Operation and maintenance	279	244	452
Depreciation and amortization	11	16	35
General taxes	19	17	20
Interest expense	(96)	(119)	(113)
Interest income	45	50	3
Gain on sale of businesses	—	19	748
Other income	12	6	2
(Benefit from) provision for income taxes	(7)	—	205
Net (loss) income attributable to common shareholders	$(27)	$(34)	$474
Operating Revenues
In 2023, as compared to 2022, operating revenues increased $27 million from an increase in capital projects in MSG, primarily at the United States Military Academy at West Point, New York and revenue for Naval Station Mayport. The Naval Station Mayport contract was awarded on June 30, 2022, with the performance start date for operation on March 1, 2023.

Operation and Maintenance
Presented in the table below is information regarding the main components of Other’s operating and maintenance expense:

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Operating supplies and services	$150	$120	$191
Maintenance materials and supplies	29	35	123
Employee-related costs	85	73	109
Production costs	9	10	7
Other	6	6	22
Total operation and maintenance expense	$279	$244	$452
Operating Supplies and Services
In 2023, as compared to 2022, operating supplies and services increased $30 million primarily due to costs associated with the increased capital projects in MSG.
Employee-Related Costs
In 2023, as compared to 2022, employee-related costs increased $12 million primarily due to salaries and wages and group insurance.
Gain on Sale of Businesses
In 2022, the Company recorded post-closing adjustments, primarily related to working capital, of pre-tax income of $20 million, which increased the total gain related to the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Tax Matters
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a Corporate Alternative Minimum Tax (“CAMT”) provision, effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1 billion. An applicable corporation must make several adjustments to net income when determining AFSI. During 2023, the Company evaluated the potential impacts of the CAMT provision within the IRA and available guidance and determined that it did not exceed the $1 billion AFSI threshold and therefore was not subject to CAMT in 2023. Based on current guidance, the Company is expected to be subject to CAMT beginning in 2024, and will continue to evaluate the impacts as additional guidance is released.
Legislative Updates
During 2023 and 2024, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of February 14, 2024:
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
•New Jersey passed Assembly Bill 4791, establishing the "Resiliency and Environmental System Investment Charge Program," which creates a regulatory mechanism that enables water and wastewater utilities to recover the costs of investment in certain non-revenue producing utility system components that enhance water and wastewater system resiliency, environmental compliance such as existing and proposed requirements for PFAS, safety, and public health. Legislation was signed by the Governor and became effective on January 12, 2024.
Liquidity and Capital Resources
The Company uses its capital resources, including cash, primarily to (i) fund operating and capital requirements, (ii) pay interest and meet debt maturities, (iii) pay dividends, (iv) fund acquisitions, (v) fund pension and postretirement benefit obligations, and (vi) to pay federal income taxes. The Company invests a significant amount of cash on regulated capital projects where it expects to earn a long-term return on investment. Additionally, the Company operates in rate regulated environments in which the amount of new investment recovery may be limited, and where such recovery generally takes place over an extended period of time, and certain capital recovery is also subject to regulatory lag. See Item 1—Business—Regulated Businesses—Regulation and Rate Making for additional information. The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity issuances, in addition to the remaining proceeds from the sale of HOS. The remaining proceeds from the sale of HOS include receipt of payments under a secured seller promissory note, plus interest. If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
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

If these unfavorable business, market, financial and other conditions deteriorate to the extent that the Company is no longer able to access the commercial paper and/or capital markets on reasonable terms, AWCC has access to an unsecured revolving credit facility. The Company’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. AWCC’s revolving credit facility is used principally to support its commercial paper program, to provide additional liquidity support, and to provide a sub-limit for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.60 billion. On October 26, 2023, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, as permitted by the terms of the credit agreement, from October 2027 to October 2028. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods, as to which one such extension request remains. As of December 31, 2023, AWCC had no outstanding borrowings and $75 million of outstanding letters of credit under its revolving credit facility, with $2.50 billion available to fulfill its short-term liquidity needs and to issue letters of credit.
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
Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Net income	$944	$820	$1,263
Add (less):
Depreciation and amortization	704	649	636
Deferred income taxes and amortization of investment tax credits	208	80	230
Other non-cash activities (a)	(9)	(16)	(27)
Changes in working capital (b)	76	(355)	126
Pension and non-pension postretirement benefit contributions	(49)	(51)	(40)
Gain on sale of businesses	—	(19)	(747)
Net cash provided by operating activities	$1,874	$1,108	$1,441
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
In 2023, cash flows provided by operating activities increased $766 million, primarily due to changes in deferred taxes, working capital and an increase in net income. The change in deferred taxes was driven by the settlement of the deferred tax liability in 2022 related to the Company’s New York regulated operations that was sold in the first quarter of 2022. The changes in working capital were primarily driven by $280 million of estimated tax payments for taxable gains on the sales of the Company’s Homeowner Services Group and its New York regulated operations in the first half of 2022.

The Company expects to make pension contributions to the plan trusts of $44 million in 2024. Actual amounts contributed could change materially from this estimate as a result of changes in assumptions and actual investment returns, among other factors.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Capital expenditures	$(2,575)	$(2,297)	$(1,764)
Acquisitions, net of cash acquired	(81)	(315)	(135)
Proceeds from sale of assets, net of cash on hand	—	608	472
Removal costs from property, plant and equipment retirements, net	(159)	(123)	(109)
Net cash used in investing activities	$(2,815)	$(2,127)	$(1,536)
In 2023, cash flows used in investing activities increased $688 million as a result of increased payments for capital expenditures, as well as no assets sales in 2023 whereas 2022 had $608 million of proceeds from the sale of the Company’s New York operations. The Company continues to invest across all infrastructure categories, mainly replacement and renewal of transmission and distribution and services, meter and fire hydrants infrastructure in the Company’s Regulated Businesses, as discussed below.
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
Presented in the table below is a summary of the Company’s capital expenditures by category:

	For the Years Ended December 31,
(In millions)	2023	2022	2021
Transmission and distribution	$922	$901	$749
Treatment and pumping	322	190	197
Services, meter and fire hydrants	652	546	366
General structure and equipment	333	380	251
Sources of supply	88	95	64
Wastewater	258	185	137
Total capital expenditures	$2,575	$2,297	$1,764
In 2023, the Company’s capital expenditures increased $278 million due to an increase across most infrastructure categories.
The Company also grows its business primarily through acquisitions of water and wastewater systems. These acquisitions are generally located in geographic proximity to the Company’s existing Regulated Businesses and support continued geographical diversification and growth of its operations. Generally, acquisitions are funded initially with short-term debt, and later refinanced with long-term financing. During 2023, the Company paid $81 million to fund acquisitions, including deposits for pending acquisitions. The Company closed on 23 acquisitions of various regulated water and wastewater systems during 2023, which added approximately 18,100 water and wastewater customers.
As previously noted, over the next five years the Company expects to invest between $16 billion to $17 billion, with $14.5 billion to $15 billion for infrastructure improvements in the Regulated Businesses, and the Company expects to invest between $34 billion to $38 billion over the next 10 years. In 2024, the Company expects to invest $3.1 billion, consisting of infrastructure improvements and acquisitions in the Regulated Businesses.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Years Ended December 31,
	2023	2022	2021
(In millions)
Proceeds from long-term debt	$1,264	$822	$1,118
Repayments of long-term debt	(282)	(15)	(372)
(Repayments of) proceeds from term loan	—	—	(500)
Net proceeds from common stock financing	1,688	—	—
Net short-term (repayments) borrowings with maturities less than three months	(996)	591	(198)
Dividends paid	(532)	(467)	(428)
Other financing activities, net (a)	46	69	35
Net cash provided by (used in) financing activities	$1,188	$1,000	$(345)
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment plan, net of taxes paid, advances and contributions in aid of construction, net of refunds, and debt issuance costs and make-whole premiums on early debt redemption.
In 2023, cash flows provided by financing activities increased $188 million, primarily due to the common stock financing and issuance of long-term debt. This was partially offset by repayment in full of the short-term commercial paper obligations during the first half of 2023.
The Company’s financing activities are primarily focused on funding regulated infrastructure expenditures, regulated acquisitions and payment of dividends. These activities included the issuance of long-term and short-term debt, primarily through AWCC and equity issuances from parent company. Based on the needs of the Regulated Businesses and the Company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provide those borrowings to the Regulated Businesses and parent company. The Regulated Businesses and parent company are obligated to pay their portion of the respective principal and interest to AWCC, in the amount necessary to enable AWCC to meet its debt service obligations. Parent company’s borrowings are not a source of capital for the Regulated Businesses, therefore, parent company is not able to recover the interest charges on its debt through regulated water and wastewater rates. As of December 31, 2023, AWCC has made long-term fixed rate loans to the Regulated Businesses amounting to $7.6 billion. Additionally, as of December 31, 2023, AWCC has made long-term fixed rate loans to parent company amounting to $3.4 billion.
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
On June 29, 2023, AWCC issued, in a private placement, $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. A portion of the net proceeds was used to repay AWCC’s commercial paper obligations and the remainder was used for general corporate purposes. See Note 11—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.
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

In November and December 2023, the Company entered into six treasury lock agreements, each with a term of 10 years, with notional amounts totaling $225 million, to reduce interest rate exposure on debt expected to be issued in 2024. These treasury lock agreements terminate in September 2024, and have an average fixed rate of 4.24%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
During 2022 and the first half of 2023, the Company entered into 11 treasury lock agreements, each with a term of 10 years, with notional amounts totaling $300 million. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In June 2023, the Company terminated the treasury lock agreements realizing a net gain of $3 million included in Other, net in the accompanying Consolidated Statements of Operations.
No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2023, 2022 or 2021.
In February 2021, parent company and AWCC filed with the SEC a universal shelf registration statement that enables the Company to meet its capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock, and other equity and hybrid securities, and AWCC debt securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration statement will expire in February 2024. During 2022 and 2021, $800 million, and $1.10 billion, respectively, of debt securities were issued under this registration statement. During 2023 under this registration statement, parent company issued 12,650,000 shares of its common stock for aggregate net proceeds of approximately $1,688 million.
Presented in the table below are the issuances of long-term debt in 2023:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC (a)	Senior notes—fixed rate	3.63%	3.63%	2026	$1,035
AWCC (a)	Private activity bonds and government funded debt—fixed rate	3.70%-3.88%	3.80%	2028	86
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-3.75%	2.88%	2025-2041	143
Total issuances					$1,264
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness. See “—Issuer and Guarantor of Senior Notes” below.
Presented in the table below are the retirements and redemptions of long-term debt in 2023 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC	Senior notes—fixed rate	6.55%	6.55%	2023	$14
AWCC	Private activity bonds and government funded debt—fixed rate	0.60%-2.31%	0.68%	2023-2031	87
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.20%	2023-2051	163
Other American Water subsidiaries	Mortgage bonds—fixed rate	6.76%-6.96%	6.84%	2023	18
Total retirements and redemptions					$282
From time to time and as market conditions warrant, the Company may engage in long-term debt retirements through make-whole redemptions, tender offers, open market repurchases or other viable alternatives.

Issuer and Guarantor of Senior Notes
Outstanding unsecured senior notes issued by AWCC (other than the Notes) have been issued under two indentures, each by and between AWCC and Computershare Trust Company, N.A., as successor to Wells Fargo Bank, National Association, as trustee, providing for the rights and obligations of the parties thereto and the holders of the notes issued thereunder. The Notes were issued under an indenture, by and among AWCC, parent company and U.S. Bank Trust Company, National Association, as trustee, providing for the rights and obligations of the parties thereto and the holders of the Notes. The senior notes and the Notes have been issued with the benefit of a support agreement, as amended, between parent company and AWCC, which serves as the functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness. No other subsidiary of parent company provides guarantees for any of such indebtedness. If AWCC is unable to make timely payment of any interest, principal or premium, if any, on such senior notes or the Notes, parent company will provide to AWCC, at its request or the request of any holder thereof, funds to make such payment in full. If AWCC fails or refuses to take timely action to enforce certain rights under the support agreement or if AWCC defaults in the timely payment of any amounts owed to any such holder, when due, the support agreement provides that such holder may proceed directly against parent company to enforce such rights or to obtain payment of the defaulted amounts owed to that holder.
As a wholly owned finance subsidiary of parent company, AWCC has no significant assets other than obligations of parent company and certain of its subsidiaries in its Regulated Businesses segment to repay certain intercompany loans made to them by AWCC. AWCC’s ability to make payments of amounts owed to holders of the senior notes and the Notes will be dependent upon AWCC’s receipt of sufficient payments of amounts owed pursuant to the terms of such intercompany loans and from its ability to issue indebtedness or otherwise obtain loans in the future, the proceeds of which would be used to fund the repayment of the senior notes and the Notes.
Because parent company is a holding company and substantially all of its operations are conducted through its subsidiaries other than AWCC, parent company’s ability to fulfill its obligations under the support agreement will be dependent upon its receipt of sufficient cash dividends or distributions from its operating subsidiaries. See Note 9—Shareholders’ Equity—Dividends and Distributions, in the Notes to the Consolidated Financial Statements for a summary of the limitations on parent company and its subsidiaries to pay dividends or make distributions. Furthermore, parent company’s operating subsidiaries are separate and distinct legal entities and, other than AWCC, have no obligation to make any payments on the senior notes or the Notes or to make available or provide any funds for such payment, other than through their repayment obligations under intercompany loans, if any, with AWCC. Based on the foregoing, parent company’s obligations under the support agreement will be effectively subordinated to all indebtedness and other liabilities, including trade payables, lease commitments and moneys borrowed or other indebtedness incurred or issued by parent company’s subsidiaries other than AWCC.
Credit Facilities and Short-Term Debt
Interest rates on advances under the AWCC revolving credit facility are based on a credit spread to the Secured Overnight Financing Rate (“SOFR”) rate (or applicable market replacement rate) or base rate, each determined in accordance with Moody Investors Service’s and S&P Global Ratings’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. Indebtedness under the facility and AWCC’s commercial paper are considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations thereunder.
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2023
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.50 billion as of December 31, 2023, was accessible through revolver draws.

	2022
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2023 and 2022:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
The weighted average interest rate on AWCC’s outstanding short-term borrowings was approximately 5.51% and 4.41%, for the years ended December 31, 2023 and 2022, respectively.
Capital Structure
Presented in the table below is the percentage of the Company’s capitalization represented by the components of its capital structure as of December 31:

	2023	2022	2021
Total common shareholders’ equity	44.2%	38.3%	39.9%
Long-term debt and redeemable preferred stock at redemption value	52.9%	54.4%	56.6%
Short-term debt and current portion of long-term debt	2.9%	7.3%	3.5%
Total	100%	100%	100%
The change in the capital structure mix in 2023 is mainly attributable to the common stock issuance on March 3, 2023, and the long-term debt issuance on June 29, 2023. The proceeds from these issuances were used to repay short-term commercial paper borrowings.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2023, the Company’s ratio was 0.56 to 1.00 and therefore the Company was in compliance with the covenants.

Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of February 14, 2024, as issued by Moody’s Investors Service on January 29, 2024, and S&P Global Ratings on February 6, 2023:

Securities	Moody’s Investors Service	S&P Global Ratings
Rating outlook	Stable	Stable
Senior unsecured debt	Baa1	A
Commercial paper	P-2	A-1
A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency, and each rating should be evaluated independently of any other rating. Security ratings are highly dependent upon the ability to generate cash flows in an amount sufficient to service debt and meet investment plans. The Company can provide no assurances that its ability to generate cash flows is sufficient to maintain its existing ratings. The Company does not have any material borrowings that are subject to default or prepayment as a result of the downgrading of these security ratings, although such a downgrading could increase fees and interest charges under its credit facility.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that management apply accounting policies and develop estimates, assumptions and judgments that could affect the Company’s financial condition, results of operations and cash flows. Actual results could differ from these estimates, assumptions and judgments. Management believes that the areas described below require significant judgment in the application of accounting policy or in making estimates and assumptions in matters that are inherently uncertain and that may change in subsequent periods. Accordingly, changes in the estimates, assumptions and judgments applied to these accounting policies could have a significant impact on the Company’s financial condition, results of operations and cash flows, as reflected in the Company’s Consolidated Financial Statements. Management has reviewed the critical accounting polices described below with the Company’s Audit, Finance and Risk Committee, including the estimates, assumptions and judgments used in their application. Additional discussion regarding these critical accounting policies and their application can be found in Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements.

Regulation and Regulatory Accounting
The Company’s regulated utilities are subject to regulation by PUCs and, as such, the Company follows the authoritative accounting principles required for rate regulated utilities, which requires the Company to reflect the effects of rate regulation in its Consolidated Financial Statements. Use of this authoritative guidance is applicable to utility operations that meet the following criteria: (i) third-party regulation of rates; (ii) cost-based rates; and (iii) a reasonable assumption that rates will be set to recover the estimated costs of providing service, plus a return on net investment, or rate base. As of December 31, 2023, the Company concluded that the operations of its utilities met the criteria.
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
As of December 31, 2023 and 2022, the Company’s regulatory asset balance was $1.1 billion and $1.0 billion, respectively, and its regulatory liability balance was $1.5 billion and $1.6 billion, respectively. See Note 3—Regulatory Matters in the Notes to Consolidated Financial Statements for further information regarding the Company’s significant regulatory assets and liabilities.
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

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations, failure to successfully implement tax planning strategies and recovery of taxes through the regulatory process for the Regulated Businesses, as well as results of audits and examinations of filed tax returns by taxing authorities. The resulting tax balances as of December 31, 2023 and 2022, are appropriately accounted for in accordance with the applicable authoritative guidance; however, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to the Consolidated Financial Statements and such adjustments could be material. See Note 14—Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding income taxes.
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
The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. The Company uses an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The weighted-average discount rate assumption for determining pension benefit obligations was 5.18%, 5.58% and 2.94% at December 31, 2023, 2022 and 2021, respectively. The weighted-average discount rate assumption for determining other postretirement benefit obligations was 5.22%, 5.60% and 2.90% at December 31, 2023, 2022 and 2021, respectively.
In selecting an EROA, the Company considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The weighted-average EROA assumption used in calculating pension cost was 6.79% for 2023, 6.50% for 2022 and 6.50% for 2021. The weighted-average EROA assumption used in calculating other postretirement benefit costs was 5.00% for 2023, 3.60% for 2022 and 3.67% for 2021.

Presented in the table below are the allocations of the pension plan assets by asset category:

	2024 Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category		2023	2022
Equity securities	37%	41%	57%
Fixed income	63%	59%	43%
Total	100%	100%	100%
Presented in the table below are the allocations of the other postretirement benefit plan assets by asset category:

	2024 Target Allocation (a)	Percentage of Plan Assets as of December 31,
Asset Category		2023	2022
Equity securities	27%	32%	30%
Fixed income	73%	68%	70%
Total	100%	100%	100%
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
In selecting a rate of compensation increase, the Company considers past experience in light of movements in inflation rates. The Company’s rate of compensation increase was 3.51% for 2023, 2022 and 2021.
In selecting health care cost trend rates, the Company considers past performance and forecasts of increases in health care costs. As of January 1, 2023, the Company’s health care cost trend rate assumption used to calculate the periodic benefit cost was 7.00% in 2023 gradually declining to 5.00% in 2031 and thereafter. As of December 31, 2023, the Company projects that medical inflation will be 6.75% in 2024 gradually declining to 5.00% in 2031 and thereafter.
The Company will use a weighted-average discount rate and EROA of 5.18% and 6.79%, respectively, for estimating its 2024 pension costs. Additionally, the Company will use a weighted-average discount rate and EROA of 5.22% and 5.00%, respectively, for estimating its 2024 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase the Company’s pension expense. The Company’s 2023 pension and postretirement total net benefit credit was $6 million and the 2022 pension and postretirement total net benefit credit was $47 million. The Company expects to make pension contributions to the plan trusts of $44 million in 2024; however, the actual amounts contributed could change materially from this estimate. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards.
Benefit Plan Amendments
In December 2022, the Company amended the American Water Pension Plan (“AWPP”), a tax-qualified defined benefit pension plan, to restructure it as of December 31, 2022. The restructuring involved the spin-off of certain inactive participants from the existing AWPP into a separate tax-qualified defined benefit pension plan, the American Water Pension Plan for Certain Inactive Participants (“AWPP Inactive”). Benefits offered to the plan participants remain unchanged. Actuarial gains and losses associated with AWPP Inactive are amortized over the average remaining life expectancy of the inactive participants. The actuarial gains and losses associated with the AWPP continued to be amortized over the average remaining service period for active participants. The Company remeasured the pension plan obligation and assets to reflect the amendment for each plan as of December 31, 2022.

In December 2022, the Company completed plan amendments to spin-off and merge a portion of the American Water Retiree Welfare Plan, with and into the Company’s medical plan for active employees (“Active Medical Plan”), in order to repurpose the over-funded portion of the Bargained Retiree Voluntary Employees’ Beneficiary Association (“Bargained VEBA”) trust. Benefits offered to the plan participants remain unchanged. As a result of these changes, effective December 31, 2022, the Company transferred investment assets from the Bargained VEBA into the existing trust maintained for the benefit of Active Medical Plan participants (“Active VEBA”). The transfer of these Bargained VEBA investment assets into the Active VEBA permits access to approximately $194 million of assets, as of December 31, 2022, for purposes of paying active union employee medical benefits. The Company recorded the transfer of assets as a negative contribution and therefore did not record a gain or loss, as permitted by accounting guidance. See Note 18—Fair Value of Financial Information in the Notes to Consolidated Financial Statements, for additional information on accounting for the assets as investments in debt and equity securities.
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
Increases or decreases in the volumes delivered to customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. In addition, changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the unbilled revenue calculation. Unbilled revenue for the Company’s regulated utilities as of December 31, 2023 and 2022 was $193 million and $178 million, respectively.
The Company also recognizes revenue when it is probable that future recovery of previously incurred costs or future refunds that are to be credited to customers will occur through the ratemaking process.
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. Unbilled revenue within Other as of December 31, 2023 and 2022, was $109 million and $97 million, respectively.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices and interest rates. The Company is exposed to risks from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable rate exposure and by monitoring the effects of market changes in interest rates. The Company also has the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2023, a hypothetical increase of interest rates by 1% associated with the Company’s short-term borrowings would result in a $3 million increase in short-term interest expense.
As of December 31, 2023, the Company had six treasury lock agreements, each with a term of 10 years, with notional amounts totaling $225 million, to reduce interest rate exposure on debt expected to be issued in 2024. These treasury lock agreements terminate in September 2024, and have an average fixed rate of 4.24%. When entering into treasury locks, the Company is subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the treasury locks. The Company manages market risk by matching the terms of the treasury locks with the critical terms of the expected debt issuance. The fair value of the treasury locks at December 31, 2023, was in a loss position of $8 million. A hypothetical 1% adverse change in interest rates would result in a decrease in the fair value of the treasury locks to a loss position of approximately $26 million at December 31, 2023.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Water Works Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Rate Regulation
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated regulatory assets and liabilities balances were $1,119 million and $1,482 million, respectively, as of December 31, 2023. The Company’s regulated utilities are subject to regulation by multiple state utility commissions and the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s consolidated financial statements. As disclosed by management, for each regulatory jurisdiction where the Company conducts business, the Company assesses, at the end of each reporting period, whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement. This assessment includes consideration of factors such as changes in regulatory environments, recent rate orders (including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdiction) and the status of any pending or potential legislation.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s regulatory accounting process, including controls over management’s assessment and consideration of factors related to the probability of future recovery or settlement. These procedures also included, among others, evaluating the reasonableness of management’s judgments regarding the probability of recovery and settlement based on the Company’s correspondence with regulators, status of regulatory proceedings, past practices, and other relevant information; evaluating the related accounting and disclosure implications; and evaluating regulatory asset and liability balances based on provisions and formulas outlined in rate orders and other correspondence with the Company’s regulators.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 14, 2024
We have served as the Company’s auditor since 1948.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Property, plant and equipment	$32,189	$29,736
Accumulated depreciation	(6,751)	(6,513)
Property, plant and equipment, net	25,438	23,223
Current assets:
Cash and cash equivalents	330	85
Restricted funds	34	32
Accounts receivable, net of allowance for uncollectible accounts of $51 and $60, respectively	339	334
Income tax receivable	86	114
Unbilled revenues	302	275
Materials and supplies	112	98
Other	186	312
Total current assets	1,389	1,250
Regulatory and other long-term assets:
Regulatory assets	1,106	990
Seller promissory note from the sale of the Homeowner Services Group	720	720
Operating lease right-of-use assets	86	82
Goodwill	1,143	1,143
Other	416	379
Total regulatory and other long-term assets	3,471	3,314
Total assets	$30,298	$27,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2023	December 31, 2022
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,144,968 and 187,200,539 shares issued, respectively)	$2	$2
Paid-in-capital	8,550	6,824
Retained earnings	1,659	1,267
Accumulated other comprehensive loss	(26)	(23)
Treasury stock, at cost (5,414,867 and 5,342,477 shares, respectively)	(388)	(377)
Total common shareholders' equity	9,797	7,693
Long-term debt	11,715	10,926
Redeemable preferred stock at redemption value	3	3
Total long-term debt	11,718	10,929
Total capitalization	21,515	18,622
Current liabilities:
Short-term debt	179	1,175
Current portion of long-term debt	475	281
Accounts payable	294	254
Accrued liabilities	791	706
Accrued taxes	67	49
Accrued interest	93	91
Other	252	255
Total current liabilities	2,151	2,811
Regulatory and other long-term liabilities:
Advances for construction	352	316
Deferred income taxes and investment tax credits	2,717	2,437
Regulatory liabilities	1,481	1,590
Operating lease liabilities	73	70
Accrued pension expense	262	235
Other	196	202
Total regulatory and other long-term liabilities	5,081	4,850
Contributions in aid of construction	1,551	1,504
Commitments and contingencies (See Note 16)
Total capitalization and liabilities	$30,298	$27,787
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2023	2022	2021
Operating revenues	$4,234	$3,792	$3,930
Operating expenses:
Operation and maintenance	1,720	1,589	1,777
Depreciation and amortization	704	649	636
General taxes	307	281	321
Other	(1)	—	—
Total operating expenses, net	2,730	2,519	2,734
Operating income	1,504	1,273	1,196
Other income (expense):
Interest expense	(460)	(433)	(403)
Interest income	73	52	4
Non-operating benefit costs, net	32	77	78
Gain on sale of businesses	—	19	747
Other, net	47	20	18
Total other income (expense)	(308)	(265)	444
Income before income taxes	1,196	1,008	1,640
Provision for income taxes	252	188	377
Net income attributable to common shareholders	$944	$820	$1,263

Basic earnings per share: (a)
Net income attributable to common shareholders	$4.90	$4.51	$6.96
Diluted earnings per share: (a)
Net income attributable to common shareholders	$4.90	$4.51	$6.95
Weighted average common shares outstanding:
Basic	193	182	182
Diluted	193	182	182
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2023	2022	2021
Net income attributable to common shareholders	$944	$820	$1,263
Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $(2), $5 and $0 in 2023, 2022 and 2021, respectively	(3)	14	(1)
Defined benefit pension plan actuarial loss, net of tax of $0, $1 and $1 in 2023, 2022 and 2021, respectively	4	3	4
Unrealized gain (loss) on cash flow hedges, net of tax of $0, $1 and $1 in 2023, 2022 and 2021, respectively	(8)	5	1
Unrealized gain (loss) on available-for-sale fixed-income securities, net of tax of $0 in 2023, 2022 and 2021	4	—	—
Net other comprehensive income (loss)	(3)	22	4
Comprehensive income attributable to common shareholders	$941	$842	$1,267
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$944	$820	$1,263
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	704	649	636
Deferred income taxes and amortization of investment tax credits	208	80	230
Provision for losses on accounts receivable	24	24	37
Gain on sale of businesses	—	(19)	(747)
Pension and non-pension postretirement benefits	(6)	(47)	(41)
Other non-cash, net	(27)	7	(23)
Changes in assets and liabilities:
Receivables and unbilled revenues	(56)	(114)	(74)
Income tax receivable	28	(110)	21
Pension and non-pension postretirement benefit contributions	(49)	(51)	(40)
Accounts payable and accrued liabilities	70	(8)	66
Accrued taxes	21	(118)	129
Other assets and liabilities, net	13	(5)	(16)
Net cash provided by operating activities	1,874	1,108	1,441
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,575)	(2,297)	(1,764)
Acquisitions, net of cash acquired	(81)	(315)	(135)
Proceeds from sale of assets, net of cash on hand	—	608	472
Removal costs from property, plant and equipment retirements, net	(159)	(123)	(109)
Net cash used in investing activities	(2,815)	(2,127)	(1,536)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	1,264	822	1,118
Repayments of long-term debt	(282)	(15)	(372)
(Repayments of) proceeds from term loan	—	—	(500)
Net proceeds from common stock financing	1,688	—	—
Net short-term (repayments) borrowings with maturities less than three months	(996)	591	(198)
Advances and contributions in aid of construction, net of refunds of $25, $19 and $25 in 2023, 2022 and 2021, respectively	60	74	62
Debt issuance costs and make-whole premium on early debt redemption	(16)	(7)	(26)
Dividends paid	(532)	(467)	(428)
Other, net	2	2	(1)
Net cash provided by (used in) financing activities	1,188	1,000	(345)
Net (decrease) increase in cash, cash equivalents and restricted funds	247	(19)	(440)
Cash, cash equivalents and restricted funds at beginning of period	117	136	576
Cash, cash equivalents and restricted funds at end of period	$364	$117	$136
Cash paid during the year for:
Interest, net of capitalized amount	$445	$414	$389
Income taxes, net of refunds of $30, $2 and $6 in 2023, 2022 and 2021, respectively	$—	$335	$1
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$399	$330	$292
Seller promissory note from the sale of the Homeowner Services Group	$—	$—	$720
Contingent cash payment from the sale of the Homeowner Services Group	$—	$—	$75
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity
(In millions, except per share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value	Paid-in Capital			Shares	At Cost
Balance as of December 31, 2020	186.5	$2	$6,747	$102	$(49)	(5.2)	$(348)	$6,454
Net income attributable to common shareholders	—	—	—	1,263	—	—	—	1,263
Common stock issuances (a)	0.4	—	34	—	—	(0.1)	(17)	17
Net other comprehensive income	—	—	—	—	4	—	—	4
Dividends ($2.41 declared per common share)	—	—	—	(440)	—	—	—	(440)
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	820	—	—	—	820
Common stock issuances (a)	0.5	—	43	—	—	(0.1)	(12)	31
Net other comprehensive income	—	—	—	—	22	—	—	22
Dividends ($2.62 declared per common share)	—	—	—	(478)	—	—	—	(478)
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	944	—	—	—	944
Common stock issuances (a)	12.7	—	1,726	—	—	(0.1)	(11)	1,715
Net other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Dividends ($2.83 declared per common share)	—	—	—	(552)	—	—	—	(552)
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements
(Unless otherwise noted, in millions, except per share data)
Note 1: Organization and Operation
American Water Works Company, Inc. (the “Company” or “American Water”) is a holding company for subsidiaries that provide water and wastewater services throughout the United States. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The Company’s primary business involves the ownership of regulated utilities that provide water and wastewater services in 14 states in the United States, collectively referred to as the “Regulated Businesses.” The Company also operates other businesses that provide water and wastewater services to the U.S. government on military installations, as well as municipalities. These other businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented throughout this Annual Report on Form 10-K within “Other.”
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires that management make estimates, assumptions and judgments that could affect the Company’s financial condition, results of operations and cash flows. Actual results could differ from these estimates, assumptions and judgments. The Company considers its critical accounting estimates to include (i) the application of regulatory accounting principles and the related determination and estimation of regulatory assets and liabilities, (ii) revenue recognition and the estimates used in the calculation of unbilled revenue, (iii) accounting for income taxes, (iv) benefit plan assumptions and (v) the estimates and judgments used in determining loss contingencies. The Company’s critical accounting estimates that are particularly sensitive to change in the near term are amounts reported for regulatory assets and liabilities, income taxes, benefit plan assumptions and contingency-related obligations.
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

Nonutility property consists primarily of buildings and equipment utilized by the Military Services Group (“MSG”) and for internal operations. This property is stated at cost, net of accumulated depreciation, which is calculated using the straight-line method over the useful lives of the assets.
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
The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs, net of amortization, amounted to $419 million and $369 million as of December 31, 2023 and 2022, respectively.
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
Accounts Receivable and Unbilled Revenues
Accounts receivable include regulated utility customer accounts receivable, which represent amounts billed to water and wastewater customers generally on a monthly basis. Credit is extended based on the guidelines of the applicable PUCs and collateral is generally not required. Also included are the trade accounts receivable of other businesses, primarily MSG, and nonutility customer receivables of the regulated subsidiaries. Unbilled revenues are accrued when service has been provided but has not been billed to customers and when costs exceed billings on certain construction contracts.
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
Seller Promissory Note
The Company’s secured seller promissory note is accounted for under Accounting Standards Codification (“ASC”) Topic 310, Receivables, and is classified as held for investment and accounted for at amortized cost at the present value of consideration received for the sale of its Homeowner Services Group (“HOS”) business. Interest income from the secured seller promissory note is accrued based on the principal amount outstanding and earned over the contractual life of the loan.
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
The Company’s goodwill is primarily associated with the acquisition of American Water by an affiliate of the Company’s previous owner in 2003 and has been allocated to reporting units based on the fair values at the date of the acquisitions. For purposes of testing goodwill for impairment, the reporting units in the Regulated Businesses segment are aggregated into a single reporting unit. The goodwill of Other is attributable to the MSG reporting unit.
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
The Company believes the assumptions and other considerations used to value goodwill to be appropriate, however, if actual experience differs from the assumptions and considerations used in its analysis, the resulting change could have a material adverse impact on the Consolidated Financial Statements. See Note 8—Goodwill for additional information.
Impairment of Long-Lived Assets
Long-lived assets, other than goodwill, primarily include property, plant and equipment. The Company evaluates long-lived assets for impairment when circumstances indicate the carrying value of those assets may not be recoverable. The Company determines if long-lived assets are potentially impaired by comparing the undiscounted expected future cash flows to the carrying value when indicators of impairment exist. When the undiscounted cash flow analysis indicates a long-lived asset may not be recoverable, the amount of the impairment loss is determined by measuring the excess of the carrying amount of the long-lived asset or asset group over its fair value.
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
Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities as of December 31, 2023 and 2022, on the Consolidated Balance Sheets are estimated refunds of $18 million and $19 million, respectively. These amounts represent expected refunds during the next 12-month period.
Advances that are no longer refundable are reclassified to contributions in aid of construction. Contributions in aid of construction are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.
Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions in aid of construction balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s utility subsidiaries do not amortize contributions in aid of construction, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $40 million, $37 million and $36 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Other Revenue
The Company has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues, with billings in excess of revenues recorded as other current liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. See Note 4—Revenue Recognition for additional information.
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

	2023	2022	2021
Allowance for other funds used during construction	$41	$20	$27
Allowance for borrowed funds used during construction	24	14	10
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
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2023:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The guidance requires an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification Topic 606, as if it had originated the contracts. The amendments in this update also provide certain practical expedients for acquirers when recognizing and measuring acquired contract assets and contract liabilities from revenue contracts in a business combination.	January 1, 2023	Prospective	This standard did not have a material impact on the Consolidated Financial Statements
Troubled Debt Restructurings and Vintage Disclosures	The main provisions of this standard eliminate the receivables accounting guidance for troubled debt restructurings (“TDRs”) by creditors while enhancing disclosure requirements when a borrower is experiencing financial difficulty. Entities must apply the loan refinancing and restructuring guidance for receivables to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, the amendments in this update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases.	January 1, 2023	Prospective, with a modified retrospective option for amendments related to the recognition and measurement of TDRs.	This standard did not have a material impact on the Consolidated Financial Statements
Presentation and Disclosure Requirements	The guidance amends GAAP disclosure and presentation requirements for various subtopics in the Financial Accounting Standards Board Codification and was issued in response to the U.S. Securities and Exchange Commission’s (“SEC”) final rule published in August 2018 that updated and simplified disclosure requirements that it believed were outdated, superseded, overlapping, duplicative and redundant. The new guidance is intended to align GAAP requirements with those of the SEC for all entities.	The date on which the SEC’s removal of the related disclosure requirement became effective	Prospective	This standard did not have a material impact on the Consolidated Financial Statements

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of December 31, 2023:

Standard	Description	Date of Adoption	Application	Estimated Effect on the Consolidated Financial Statements
Segment Reporting	The guidance in this standard expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit and loss, provides new segment disclosure requirements for entities with a single reportable segment, and other disclosure requirements.	January 1, 2024, effective for fiscal year 2024 and interim periods within fiscal years beginning in 2025	Retrospective	The Company is evaluating the impact on its Consolidated Financial Statements.
Income Taxes	The guidance in this standard requires disclosure of a tax rate reconciliation table, in both percentages and reporting currency amounts, which includes additional categories of information about federal, state, and foreign income taxes and provides further details about reconciling items in certain categories that meet a quantitative threshold. The guidance also requires an annual disclosure of income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes paid, and further disaggregated by jurisdiction based on a quantitative threshold. The standard includes other disclosure requirements and eliminates certain existing disclosure requirements.	January 1, 2025	Prospective, with retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2023:

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
On June 29, 2023, the California Public Utilities Commission (“CPUC”) issued a decision on the cost of capital application for the Company’s California subsidiary, which authorized a return on equity of 8.98% and a capital structure with an equity component of 57.04% for the three-year period from 2022 to 2024. The CPUC’s decision was effective from the date of the order through the end of 2024. The decision included a Water Cost of Capital Mechanism (the “WCCM”) that allows the California subsidiary to increase its return on equity for the remainder of 2023 and 2024 based on capital market rates. As authorized by the WCCM, the California subsidiary filed with the CPUC staff advice letters to increase the return on equity. On July 25, 2023, the CPUC staff approved a return on equity of 9.50%, effective July 31, 2023. On November 15, 2023, the CPUC staff approved a return on equity of 10.20%, effective January 1, 2024.

On May 3, 2023, the Missouri Public Service Commission issued an order approving the March 3, 2023, joint settlement agreement in the general rate case filed on July 1, 2022, by the Company’s Missouri subsidiary. The general rate case order approved a $44 million annualized increase in water and wastewater revenues, excluding $51 million in previously approved infrastructure surcharges, and authorized implementation of the new water and wastewater rates effective May 28, 2023. The annualized revenue increase was driven primarily by significant incremental capital investments since the Missouri subsidiary’s 2021 rate case order. The Missouri subsidiary’s view of its rate base was $2.3 billion, and its view as to its return on equity and long-term debt ratio (each of which is based on the general rate case order but was not disclosed therein) was 9.75% and 50.0%, respectively.
On April 24, 2023, the Virginia State Corporation Commission issued an order approving the settlement of the rate case filed on September 26, 2022, by the Company’s Virginia subsidiary. The general rate case order approved an $11 million annualized increase in water and wastewater revenues. Interim rates in this proceeding were effective on May 1, 2022, and the order required that the difference between interim and the final approved rates were subject to refund within 90 days of the order issuance. The order approves the settlement terms with a return on equity of 9.7% and a common equity ratio of 40.7%. The annualized revenue increase was driven primarily by significant incremental capital investments since the Virginia subsidiary’s 2020 rate case order that have been completed or were planned through April 30, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order includes recovery of the Virginia subsidiary’s COVID-19 deferral balance. It also includes approval of the accounting deferral of deviations in pension and other postretirement benefits expense from those established in base rates, until the Virginia subsidiary’s next base rate case.
On December 8, 2022, the Pennsylvania Public Utility Commission (the “PaPUC”) issued an order approving the joint settlement agreement in the rate case filed on April 29, 2022, by the Company’s Pennsylvania subsidiary. The general rate case order approved a $138 million annualized increase in water and wastewater revenues, excluding $24 million for previously approved infrastructure filings, and authorizes implementation of the new water and wastewater rates effective January 28, 2023. The annualized revenue increase was driven primarily by significant incremental capital investments since the Pennsylvania subsidiary’s 2021 rate case order that were completed through December 31, 2023, increases in pension and other postretirement benefits expense and increases in production costs, including chemicals, fuel and power costs. The general rate case order also includes recovery of the Pennsylvania subsidiary’s COVID-19 deferral balance. The Pennsylvania subsidiary’s view of its rate base was $5.1 billion, and its view as to its return on equity and long-term debt ratio (each of which is based on the general rate case order but was not disclosed therein) was 10.0% and 44.8%, respectively.
On December 15, 2022, the Illinois Commerce Commission issued an order approving the adjustment of base rates requested in a rate case filed on February 10, 2022, by the Company’s Illinois subsidiary. As updated in the Illinois subsidiary’s June 29, 2022 rebuttal filing, the request sought $83 million in additional annualized revenues, excluding previously recovered infrastructure surcharges. The general rate case order approved a $67 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $18 million, effective January 1, 2023, based on an authorized return on equity of 9.78%, authorized rate base of $1.64 billion, a common equity ratio of 49.0% and a debt ratio of 51.0%. The annualized revenue increase was driven primarily by significant water and wastewater system capital investments since the Illinois subsidiary’s 2017 rate case order that have been completed or were planned through December 31, 2023, expected higher pension and other postretirement benefit costs, and increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On January 25, 2024, the Company’s Illinois subsidiary filed tariffs for new water and wastewater rates. The request seeks a two-step rate increase consisting of aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $136 million effective January 1, 2025, based on a future test year through December 31, 2025 with average rate base and a capital structure with an equity component of 52.27% and a debt component of 47.73%, and (ii) approximately $16 million effective January 1, 2026, based on a future test year to include end of period rate base and a capital structure with an equity component of 54.43% and a debt component of 45.57%. The requested increases are driven primarily by an estimated $557 million in capital investments to be made by the Illinois subsidiary starting January 2024 through December 2025. The request also proposes a treatment and compliance rider to address recovery of future environmental compliance investments, and a modification to the existing volume balancing account mechanism to include full production cost recovery.
On January 19, 2024, the Company’s New Jersey subsidiary filed a general rate case requesting approximately $162 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 56.30% and a debt component of 43.70%. The requested annualized revenue increase is driven primarily by approximately $1.3 billion in capital investments made and to be made by the New Jersey subsidiary through December 2024. The request also proposes a revenue decoupling mechanism and seeks a deferral of certain production cost adjustments.

On December 15, 2023, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2025. On February 2, 2024, the CPUC granted the request for a one year extension of the cost of capital filing to May 1, 2025, to set its authorized cost of capital beginning January 1, 2026.
On November 8, 2023, the Company’s Pennsylvania subsidiary filed a general rate case requesting approximately $204 million in additional annualized revenues, excluding projected infrastructure surcharges of $20 million. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 55.30% and a debt component of 44.70%. The requested annualized incremental revenue increase is driven primarily by an estimated $1.0 billion of incremental capital investments to be made through mid-2025. The request also proposes a mechanism to address compliance with evolving environmental requirements, such as emerging federal regulations for lead and per- and polyfluoroalkyl substances. If approved, the new rates would be expected to take effect on August 7, 2024.
On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 45.67% and a debt and other component of 54.33%. The requested increase is driven by approximately $110 million in capital investments between May 2023 and April 2025. The request also proposed a revenue decoupling mechanism and seeks deferral of certain production cost adjustments. Interim rates will be effective May 1, 2024, with the difference between interim and final approved rates subject to refund.
On June 30, 2023, the Company’s Kentucky subsidiary filed a general rate case requesting $26 million in additional annualized revenues, excluding infrastructure surcharges of $10 million. The request is based on a proposed return on common equity of 10.75% and a proposed capital structure with a common equity component of 52.45%. An order is expected in the general rate case by the end of the first quarter of 2024.
On May 1, 2023, the Company’s West Virginia subsidiary filed a general rate case requesting $45 million in additional annualized revenues, excluding previously approved infrastructure surcharges of $7 million. The request is based on a proposed return on equity of 10.50% and a capital structure with an equity component of 52.80%. The general rate case includes a future test year capturing planned investment through 2025 and an order is expected to be issued by February 25, 2024. On June 30, 2023, the West Virginia subsidiary filed its annual infrastructure surcharge requesting $8 million in additional annualized revenues for planned investment through 2024. The infrastructure surcharge will be aligned with the investments recognized in the general rate case if the future test year is approved.
On March 31, 2023, the Company’s Indiana subsidiary filed a general rate case requesting $87 million in additional annualized revenues, excluding $41 million of revenue from infrastructure filings already approved, which includes three step increases, with $43 million of the increase to be included in rates in January 2024, $18 million in May 2024, and $26 million in May 2025. The requested adjustment is based on a proposed return on equity of 10.60% and a capital structure with an equity component of 56.20%. Hearings were completed in September and an order is expected in the general rate case by the end of February 2024.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million. On November 17, 2023, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office, which would determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary to be $20 million in the 2024 test year, $16 million in the 2025 escalation year, and $15 million in the 2026 attrition year. The partial settlement agreement addresses the California subsidiary’s revenue requirement request but does not address rate design or certain other matters, such as the requested inclusion and implementation of a revenue stability mechanism to separate the California subsidiary’s revenue and water sales. New rates would be implemented retroactively to January 1, 2024, upon a final decision issued by the CPUC approving the partial settlement agreement and resolving the other issues not addressed by the partial settlement agreement, which is expected to occur in mid-2024.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2023:

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
(a)In 2023, $15 million was effective October 30, $1 million was effective June 29 and $16 million was effective April 29.
(b)In 2023, $20 million was effective March 23 and $6 million was effective March 8.
Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective on or after January 1, 2024:

	Effective Date	Amount
Infrastructure surcharge filings by state:
Missouri	January 20, 2024	$26
Illinois	January 1, 2024	5
Total infrastructure surcharge filings		$31
Pending Infrastructure Surcharge Filings
On January 31, 2024, the Company’s Iowa subsidiary filed an infrastructure surcharge proceeding requesting $1 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would have become effective upon receiving an order in the current pending rate case. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which, if adopted, will become effective upon receiving an order in the current pending rate case.

On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the New Jersey Board of Public Utilities (“NJBPU”) that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. The Company’s New Jersey subsidiary filed its brief in support of the appeal on March 4, 2022. Response and Reply briefs were filed on June 22, 2022, and August 4, 2022, respectively. Oral argument was held on March 22, 2023, and the decision remains pending. There is no financial impact to the Company as a result of the NJBPU’s order, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.
Regulatory Assets
Regulatory assets represent costs that are probable of recovery from customers in future rates. Approximately 50% of the Company’s total regulatory asset balance at December 31, 2023, earns a return. Presented in the table below is the composition of regulatory assets as of December 31:

	2023	2022
Deferred pension expense	$308	$251
Removal costs recoverable through rates	322	307
Unamortized debt expense	82	76
Regulatory balancing accounts	81	87
Other	313	269
Total regulatory assets	$1,106	$990
The Company’s deferred pension expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $300 million and $251 million as of December 31, 2023 and 2022, respectively. The remaining portion is the pension expense in excess of authorized amounts which is deferred by certain subsidiaries and will be recovered in future service rates.
Removal costs recoverable through rates represent costs incurred for removal of property, plant and equipment or other retirement costs.
Unamortized debt expense is amortized over the lives of the respective issues. Call premiums on the redemption of long-term debt, as well as unamortized debt issuance costs, are deferred and amortized to the extent they will be recovered through future service rates.
Regulatory balancing accounts accumulate differences between revenues recognized and authorized revenue requirements until they are collected from customers or are refunded. Regulatory balancing accounts include low income programs, purchased power and water accounts, dam removal costs and other cost balancing mechanisms.
Other regulatory assets include the financial impacts relating to the COVID-19 pandemic, customer owned lead service line removal costs, purchase premiums recoverable through rates, tank painting costs, certain construction costs for treatment facilities, property tax stabilization, employee-related costs, business services project expenses, coastal water project costs, rate case expenditures and environmental remediation costs among others. These costs are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.
The Company has current regulatory assets of $13 million and $40 million included in other current assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

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

	2023	2022
Income taxes recovered through rates	$1,064	$1,127
Removal costs recovered through rates	254	275
Postretirement benefit liability	85	100
Other	78	88
Total regulatory liabilities	$1,481	$1,590
Income taxes recovered through rates relate to deferred taxes that will be refunded to the Company’s customers. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law, which, among other things, enacted significant and complex changes to the Internal Revenue Code of 1986, as amended, including a reduction in the federal corporate income tax rate from 35% to 21% as of January 1, 2018. The enactment of the TCJA required a re-measurement of the Company’s deferred income taxes. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability as the excess accumulated deferred income taxes (“EADIT”) will be used to benefit its regulated customers in future rates. All of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers.
Removal costs recovered through rates are estimated costs to retire assets at the end of their expected useful lives that are recovered through customer rates over the lives of the associated assets.
Postretirement benefit liability includes a portion of the over-funded status that is probable of refund through rates in future periods. The remaining portion represents prior service credits resulting from announced plan amendments which changed benefits for certain union and non-union plan participants.
Other regulatory liabilities include the financial impacts relating to the COVID-19 pandemic, TCJA reserves on revenue, pension and other postretirement benefit balancing accounts, legal settlement proceeds, deferred gains and various regulatory balancing accounts.
The Company has current regulatory liabilities of $1 million and $5 million included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

Note 4: Revenue Recognition
Disaggregated Revenues
Presented in the table below are operating revenues disaggregated for the year ended December 31, 2023:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$2,143	$—	$2,143
Commercial	798	—	798
Fire service	158	—	158
Industrial	167	—	167
Public and other	274	—	274
Total water services	3,540	—	3,540
Wastewater services:
Residential	228	—	228
Commercial	62	—	62
Industrial	8	—	8
Public and other	29	—	29
Total wastewater services	327	—	327
Miscellaneous utility charges	35	—	35
Alternative revenue programs	—	10	10
Lease contract revenue	—	8	8
Total Regulated Businesses	3,902	18	3,920
Other	315	(1)	314
Total operating revenues	$4,217	$17	$4,234
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
Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings and cash collections. In MSG, certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts, and are recognized as revenue when the associated performance obligations are satisfied.
Contract assets of $95 million, $86 million and $71 million are included in unbilled revenues on the Consolidated Balance Sheets as of December 31, 2023, 2022 and 2021, respectively. There were $87 million of contract assets added during 2023, and $78 million of contract assets were transferred to accounts receivable during 2023. There were $161 million of contract assets added during 2022, and $146 million of contract assets were transferred to accounts receivable during 2022.
Contract liabilities of $63 million, $91 million and $19 million are included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2023, 2022 and 2021, respectively. There were $103 million of contract liabilities added during 2023, and $131 million of contract liabilities were recognized as revenue during 2023. There were $189 million of contract liabilities added during 2022, and $117 million of contract liabilities were recognized as revenue during 2022.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of December 31, 2023, the Company’s O&M and capital improvement contracts in MSG and the Contract Services Group have RPOs. Contracts with the U.S. government for work on military installations expire between 2051 and 2073 and have RPOs of $7.2 billion as of December 31, 2023, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $612 million as of December 31, 2023, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions
During 2023, the Company closed on 23 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $77 million, which added approximately 18,100 water and wastewater customers. Assets acquired from these acquisitions, principally utility plant, totaled $81 million and liabilities assumed totaled $4 million. This includes the Company’s New Jersey subsidiary’s acquisition of the water and wastewater assets of Egg Harbor City on June 1, 2023, for a cash purchase price of $22 million, $2 million of which was funded as a deposit to the seller in March 2021 in connection with the execution of the acquisition agreement. Five of these acquisitions were accounted for as business combinations and the assets acquired consisted primarily of utility plant. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their acquisition date.
During 2022, the Company closed on 26 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $335 million, of which $315 million was funded in 2022, including the acquisition of the City of York wastewater system assets noted below. Assets acquired from these acquisitions, principally utility plant, totaled $337 million and liabilities assumed totaled $6 million. Several of these acquisitions were accounted for as business combinations.
On May 27, 2022, the Company’s Pennsylvania subsidiary acquired the public wastewater collection and treatment system assets from the York City Sewer Authority and the City of York for a purchase price of $235 million, in cash, $20 million of which was funded as a deposit to the seller in April 2021 in connection with the execution of the acquisition agreement. The system assets serve, directly and indirectly through bulk contracts, more than 45,000 customers. The acquisition was accounted for as a business combination. The purchase price allocation consisted primarily of $231 million of utility plant and $4 million of goodwill, which is reported in the Company’s Regulated Businesses segment.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021.
Pending Acquisitions
On April 6, 2023, the Company’s Illinois subsidiary entered into an agreement to acquire the wastewater treatment plant from Granite City for an amended purchase price of $86 million. This plant provides wastewater service for approximately 26,000 customer connections. The Company expects to close this acquisition in the first quarter of 2024.
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

On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the public wastewater collection and treatment system assets (the “System Assets”) from the Butler Area Sewer Authority. On November 9, 2023, the PaPUC approved a settlement agreement without modification with respect to the Company’s Pennsylvania subsidiary’s application to acquire the System Assets from the Butler Area Sewer Authority for a purchase price of $230 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 15,000 customer connections. On December 14, 2023, Center Township and Summit Township filed appeals with the Pennsylvania Commonwealth Court seeking to reverse the order entered by the PaPUC approving the sale of the System Assets. On December 29, 2023, the Company’s Pennsylvania subsidiary filed applications with the Commonwealth Court seeking to dismiss the appeals and requesting expedited consideration. By order dated February 1, 2024, the Commonwealth Court deferred deciding the application to dismiss the appeals and directed that the issues raised by the applications to dismiss are to be considered as part of the merits of the appeals. The order also granted expedited consideration and directed the case to be included on the next available list and established a briefing schedule. Based on the court’s schedule, the Company estimates that the disposition of the appeals could occur as soon as the second quarter of 2024.
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
Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests in subsidiaries that comprised HOS to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion, resulting in pre-tax gain of $748 million. The consideration at closing was comprised of $480 million in cash, a secured seller promissory note payable in cash and issued by the Buyer in the principal amount of $720 million, with an interest rate of 7.00% per year, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023. For the year ended December 31, 2022, the Company recorded post-closing adjustments, primarily related to working capital, of pre-tax income of $20 million, which is included in Gain on sale of businesses on the Consolidated Statements of Operations. The Company recognized $50 million of interest income during the years ended December 31, 2023 and 2022, from the secured seller note.
On February 2, 2024, the secured seller note was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of the $75 million contingent cash payment payable under the HOS sale agreement. In addition, the interest rate payable on the secured seller note has increased from 7.00% per year to 10.00% per year until maturity. The secured seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants. Certain of these covenants have been amended, including to provide for annual reductions of specified debt incurrence ratios. Furthermore, the amendment to the secured seller note eliminated the conditional right, beginning December 9, 2024, to require a repayment, without premium or penalty, of 100% of the outstanding principal amount in full in cash together with all accrued and unpaid interest and other obligations thereunder. The final maturity date of the secured seller note remains December 9, 2026. The $75 million additional principal under the secured seller note must be repaid in full, without premium or penalty, in the event a proposed acquisition of a complementary business by or on behalf of an affiliate of the Buyer is not completed by May 2, 2024. The repayment obligations of the Buyer under the seller note are secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions.
The secured seller note may not be prepaid at the Buyer’s election except in certain limited circumstances before the fourth anniversary of the Closing Date. If the Buyer seeks to repay the secured seller note in breach of this non-call provision, an event of default will occur under the secured seller note and the Company may, among other actions, demand repayment in full together with a premium ranging from 105.5% to 107.5% of the outstanding principal amount of the loan and a customary “make-whole” payment.

Note 6: Property, Plant and Equipment
Presented in the table below are the major classes of property, plant and equipment by category as of December 31:

	2023	2022	Range of Remaining Useful Lives	Weighted Average Useful Life
Utility plant:
Land and other non-depreciable assets	$293	$239
Sources of supply	1,081	1,003	10 to 127 years	46 years
Treatment and pumping facilities	4,594	4,298	3 to 101 years	39 years
Transmission and distribution facilities	13,900	12,971	6 to 128 years	68 years
Services, meters and fire hydrants	5,696	5,162	5 to 90 years	32 years
General structures and equipment	2,512	2,289	1 to 109 years	16 years
Waste collection	1,719	1,539	5 to 113 years	57 years
Waste treatment, pumping and disposal	1,191	1,129	2 to 153 years	37 years
Construction work in progress	1,040	974
Other plant	24	23
Total utility plant	32,050	29,627
Nonutility property	139	109	3 to 50 years	12 years
Total property, plant and equipment	$32,189	$29,736
Property, plant and equipment depreciation expense amounted to $617 million, $552 million and $550 million for the years ended December 31, 2023, 2022 and 2021, respectively and was included in depreciation and amortization expense on the Consolidated Statements of Operations. The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.68%, 2.60% and 2.77% for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, the Company had capital expenditures acquired on account but unpaid of $399 million and $330 million included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.
In connection with the Company’s capital investment in its corporate headquarters in Camden, New Jersey, the New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits over a 10-year period.
The Company is required to meet various annual requirements, including the maintenance of qualified full-time positions at the qualified business facility, in order to monetize one-tenth of the tax credits annually and is subject to a claw-back period if the Company does not meet certain NJEDA requirements of the tax credit program in years 11 through 15.
In December 2022 and March 2023, the NJEDA issued the utilization certificates for the 2019 and 2020 tax credits, respectively, to the Company in the amount of $16 million each. The Company sold these tax credits to external parties for $15 million each. The loss on the sales of the tax credits was recorded to Other income (expense) in the Consolidated Statements of Operations for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company had assets of $32 million and $48 million, respectively, in other current assets and $90 million and $97 million, respectively, in other long-term assets on the Consolidated Balance Sheets as a result of these tax credits. In 2023, the Company reduced net realizable value of the future tax credit receivable by approximately $7 million as the Company does not expect it will be eligible for the full amount of the tax credit resulting from lower than required eligible headcount in the future. In January 2024, the NJEDA issued the utilization certificate for the 2021 tax credit to the Company in the amount of $16 million. The Company sold this tax credit to an external party for $15 million. The loss on the sale of the tax credit will be recorded to Other income (expense) in the Consolidated Statements of Operations for the year ended December 31, 2024. The Company has made the necessary annual filing for the year ended December 31, 2022, and expects to make the 2023 filing in April 2024, prior to the required filing deadline. The submitted filing is under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the credits in 2024.

Note 7: Allowance for Uncollectible Accounts
Presented in the table below are the changes in the allowances for uncollectible accounts for the years ended December 31:

	2023	2022	2021
Balance as of January 1	$(60)	$(75)	$(60)
Amounts charged to expense	(24)	(24)	(37)
Amounts written off	28	27	35
Other, net (a)	5	12	(13)
Balance as of December 31	$(51)	$(60)	$(75)
(a)This portion of the allowance for uncollectible accounts is primarily related to COVID-19 related regulatory asset activity. The 2021 activity also includes the portion of the allowance related to the Company’s New York subsidiary, which was sold on January 1, 2022. See Note 5—Acquisitions and Divestitures for additional information.
Note 8: Goodwill
Goodwill
Presented in the table below are the changes in the carrying value of goodwill for the years ended December 31, 2023 and 2022:

	Regulated Businesses		Other		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of January 1, 2022	$3,466	$(2,332)	$113	$(108)	$3,579	$(2,440)	$1,139
Goodwill from acquisitions	4	—	—	—	4	—	4
Balance as of December 31, 2022	$3,470	$(2,332)	$113	$(108)	$3,583	$(2,440)	$1,143
Goodwill from acquisitions	—	—	—	—	—	—	—
Balance as of December 31, 2023	$3,470	$(2,332)	$113	$(108)	$3,583	$(2,440)	$1,143
The Company completed its annual impairment testing of goodwill as of November 30, 2023, which included qualitative assessments of its Regulated Businesses and MSG reporting units. Based on these assessments, the Company determined that there were no factors present that would indicate that the fair value of these reporting units was less than their respective carrying values as of November 30, 2023.
In 2023, there were no additions or impairments to the Company’s goodwill.
In 2022, the Company acquired goodwill of $4 million associated with one of its acquisitions in the Regulated Businesses segment.
Note 9: Shareholders’ Equity
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
Dividend Reinvestment and Direct Stock Purchase Plan
Under the Company’s dividend reinvestment and direct stock purchase plan (the “DRIP”), shareholders may reinvest cash common stock dividends and purchase additional shares of Company common stock, up to certain limits, through the plan administrator without paying brokerage commissions. Shares purchased by participants through the DRIP may be newly issued shares, treasury shares, or at the Company’s election, shares purchased by the plan administrator in the open market or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2023, there were approximately 4.1 million shares available for future issuance under the DRIP.

Anti-dilutive Stock Repurchase Program
In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time. The Company did not repurchase shares of common stock during the years ended December 31, 2023 and 2022. As of December 31, 2023, there were 5.1 million shares of common stock available for purchase under the program.
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2023 and 2022:

	Defined Benefit Plans			Gain (Loss) on Cash Flow Hedge	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance as of January 1, 2022	$(107)	$1	$67	$(6)	$—	$(45)
Other comprehensive income (loss) before reclassification	14	—	—	5	—	19
Amounts reclassified from accumulated other comprehensive loss	—	—	3	—	—	3
Net other comprehensive income (loss)	14	—	3	5	—	22
Ending balance as of December 31, 2022	$(93)	$1	$70	$(1)	$—	$(23)
Other comprehensive income (loss) before reclassification	(3)	—	—	(8)	4	(7)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	—	—	4
Net other comprehensive income (loss)	(3)	—	4	(8)	4	(3)
Ending balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
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

During 2023, 2022 and 2021, the Company paid $532 million, $467 million and $428 million in cash dividends, respectively. Presented in the table below is the per share cash dividends paid for the years ended December 31:

	2023	2022	2021
December	$0.7075	$0.6550	$0.6025
September	$0.7075	$0.6550	$0.6025
June	$0.7075	$0.6550	$0.6025
March	$0.6550	$0.6025	$0.5500
On December 6, 2023, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.7075 per share payable on March 1, 2024, to shareholders of record as of February 8, 2024.
Under applicable law, the Company’s subsidiaries may pay dividends on their capital stock or other equity only from retained, undistributed or current earnings. A significant loss recorded at a subsidiary may limit the amount of the dividend that the subsidiary can pay. The ability of the Company’s subsidiaries to pay upstream dividends, make other upstream distributions or repay indebtedness to parent company or AWCC, the Company’s wholly owned financing subsidiary, as applicable, is subject to compliance with applicable corporate, tax and other laws, regulatory restrictions and financial and other contractual obligations, including, for example, (i) regulatory capital, surplus or net worth requirements, (ii) outstanding debt service obligations, (iii) requirements to make preferred and preference stock dividend payments, and (iv) other contractual agreements, covenants or obligations made or entered into by the Company and its subsidiaries.
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
Note 10: Stock Based Compensation
The Company has granted stock units, stock awards and dividend equivalents to non-employee directors, officers and employees pursuant to the terms of the 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”), approved by the Company’s shareholders in May 2017. Stock units under the 2017 Omnibus Plan generally vest based on (i) continued employment with the Company (“RSUs”), or (ii) continued employment with the Company where distribution of the shares is subject to the satisfaction in whole or in part of stated performance-based goals (“PSUs”). A total of 7.2 million shares of common stock may be issued under the 2017 Omnibus Plan. As of December 31, 2023, 6.1 million shares were available for grant under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents. Dividend equivalents may be granted only on stock units or other stock-based awards. The 2017 Omnibus Plan expires in 2027.
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

The cost of services received from employees in exchange for the issuance of restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock unit awards at the date of the grant is amortized through expense over the requisite service period. All awards granted in 2023, 2022 and 2021 are classified as equity. The Company recognizes compensation expense for stock awards over the vesting period of the award. The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the reporting period and adjusted as necessary. There have been no significant adjustments to the forfeiture rates during 2023, 2022 and 2021. There were no grants of stock options to employees after 2016, and there were no stock options outstanding as of December 31, 2022. Presented in the table below is the stock-based compensation expense recorded in O&M expense in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2023	2022	2021
RSUs and PSUs	$23	$26	$15
Nonqualified employee stock purchase plan	2	2	2
Stock-based compensation	25	28	17
Income tax benefit	(6)	(6)	(4)
Stock-based compensation expense, net of tax	$19	$22	$13
There were no significant stock-based compensation costs capitalized during the years ended December 31, 2023, 2022 and 2021.
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
Stock Units
During 2023, 2022 and 2021, the Company granted RSUs to certain employees under the 2017 Omnibus Plan. RSUs generally vest based on continued employment with the Company over periods ranging from one to three years. The RSUs are valued at the closing price of the Company’s common stock on the date of the grant and the majority vest ratably over a three-year service period. These RSUs are amortized through expense over the requisite service period using the straight-line method.
During 2023, 2022 and 2021, the Company granted stock units to non-employee directors under the 2017 Omnibus Plan. The stock units were vested in full on the date of grant; however, distribution of the shares will be made within 30 days of the earlier of (i) 15 months after the date of the last annual meeting of shareholders, subject to any deferral election by the director, or (ii) the participant’s separation from service. Because these stock units vested on the grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.
Presented in the table below is RSU and director stock unit activity for the year ended December 31, 2023:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2022	51	$130.43
Granted	59	148.93
Vested	(42)	148.17
Forfeited	(4)	149.85
Non-vested total as of December 31, 2023	64	$134.61
As of December 31, 2023, $6 million of total unrecognized compensation cost related to the nonvested RSUs is expected to be recognized over the weighted average remaining life of 1.55 years. The total fair value of stock units and RSUs vested was $6 million, $6 million and $9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During 2023, 2022 and 2021, the Company granted PSUs to certain employees under the 2017 Omnibus Plan. The majority of PSUs vest ratably based on continued employment with the Company over the three-year performance period (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of one or more internal performance measures and, separately, a relative total shareholder return performance measure, over the Performance Period.
Presented in the table below is PSU activity for the year ended December 31, 2023:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2022	231	$142.92
Granted	173	159.42
Vested	(149)	161.25
Forfeited	(10)	146.78
Non-vested total as of December 31, 2023	245	$143.26
As of December 31, 2023, $9 million of total unrecognized compensation cost related to the nonvested PSUs is expected to be recognized over the weighted average remaining life of 0.84 years. The total fair value of PSUs vested was $31 million, $24 million and $22 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

	2023	2022	2021
Expected volatility	25.45%	29.69%	28.59%
Risk-free interest rate	4.31%	1.90%	0.22%
Expected life (years)	3.0	3.0	3.0
Grant date fair value per share	$168.00	$99.23	$229.22
The grant date fair value of PSUs that vest ratably and have market and/or performance conditions are amortized through expense over the requisite service period using the graded-vesting method.
Employee Stock Purchase Plan
The Company maintains a nonqualified employee stock purchase plan (the “ESPP”) that expires in 2027 through which employee participants (which excludes certain of the Company’s executives) may use payroll deductions to acquire Company common stock at a purchase price of 85% of the fair market value of the common stock at the end of a three-month purchase period. A total of 2.0 million shares may be issued under the ESPP, and as of December 31, 2023, there were 1.5 million shares of common stock reserved for issuance under the ESPP. The ESPP is considered compensatory. During the years ended December 31, 2023, 2022 and 2021, the Company issued approximately 87,000, 82,000 and 80,000 shares, respectively, under the ESPP.

Note 11: Long-Term Debt
The Company obtains long-term debt through AWCC primarily to fund capital expenditures of the Regulated Businesses and to lend funds to parent company to refinance debt and for other purposes. Presented in the table below are the components of long-term debt as of December 31:

	Rate	Weighted Average Rate	Maturity	2023	2022
Long-term debt of AWCC: (a)
Senior notes—fixed rate	2.30%-8.27%	3.85%	2024-2051	$10,786	$9,765
Private activity bonds and government funded debt—fixed rate	1.79%-3.88%	3.07%	2024-2031	188	189
Long-term debt of other American Water subsidiaries:
Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	2.15%	2024-2051	729	749
Mortgage bonds—fixed rate	6.35%-9.19%	7.38%	2024-2039	516	534
Mandatorily redeemable preferred stock	8.47%-9.75%	8.64%	2036	3	3
Long-term debt		3.89%		12,222	11,240
Unamortized debt discount, net (b)				(11)	(11)
Unamortized debt issuance costs				(18)	(19)
Less current portion of long-term debt				(475)	(281)
Total long-term debt				$11,718	$10,929
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness.
(b)Includes debt discount, net of fair value adjustments previously recognized in acquisition purchase accounting.
All mortgage bonds and $720 million of the private activity bonds and government funded debt held by the Company’s subsidiaries were collateralized as of December 31, 2023.
Long-term debt agreements contain a number of covenants that, among other things, limit, subject to certain exceptions, AWCC from issuing debt secured by the Company’s consolidated assets. Certain long-term note covenants require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization (each as defined in the relevant documents) of not more than 0.70 to 1.00. The ratio as of December 31, 2023, was 0.56 to 1.00. In addition, the Company has $830 million of notes which include the right to redeem the notes at par value, in whole or in part, from time to time, subject to certain restrictions, with a weighted average interest rate of 2.51%.
Presented in the table below are future sinking fund payments and debt maturities:

Amount
2024	$475
2025	619
2026	1,478
2027	700
2028	868
Thereafter	8,082

Presented in the table below are the issuances of long-term debt in 2023:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	3.63%	3.63%	2026	$1,035
AWCC	Private activity bonds and government funded debt—fixed rate	3.70%-3.88%	3.80%	2028	86
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-3.75%	2.88%	2025-2041	143
Total issuances					$1,264
The Company incurred debt issuance costs of $16 million related to the above issuances.
Presented in the table below are the retirements and redemptions of long-term debt in 2023 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	6.55%	6.55%	2023	$14
AWCC	Private activity bonds and government funded debt—fixed rate	0.60%-2.31%	0.68%	2023-2031	87
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.20%	2023-2051	163
Other American Water subsidiaries	Mortgage bonds—fixed rate	6.76%-6.96%	6.84%	2023	18
Total retirements and redemptions					$282
On June 29, 2023, AWCC issued, in a private placement, $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. A portion of the net proceeds was used to repay AWCC’s commercial paper obligations and the remainder was used for general corporate purposes. The Notes are senior unsecured obligations of AWCC and have the benefit of a support agreement from parent company, which serves as the functional equivalent of a guarantee by parent company of the obligations of AWCC under the Notes. The Notes will mature on June 15, 2026 (the “Maturity Date”), unless earlier exchanged or repurchased.
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
In November and December 2023, the Company entered into six treasury lock agreements, each with a term of 10 years, with notional amounts totaling $225 million, to reduce interest rate exposure on debt expected to be issued in 2024. These treasury lock agreements terminate in September 2024, and have an average fixed rate of 4.24%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. Upon termination, the cumulative gain or loss recorded in accumulated other comprehensive gain or loss will be amortized through interest, net over the term of the new debt.
During 2022 and the first half of 2023, the Company entered into 11 treasury lock agreements, each with a term of 10 years, with notional amounts totaling $300 million. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In June 2023, the Company terminated the treasury lock agreements realizing a net gain of $3 million included in Other, net in the accompanying Consolidated Statements of Operations.
No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2023, 2022 or 2021.
Note 12: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility, and, in the future, issuances of equity. AWCC maintains an unsecured revolving credit facility which provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. On October 26, 2023, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, as permitted by the terms of the credit agreement, from October 2027 to October 2028. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. Letters of credit are non-debt instruments maintained to provide credit support for certain transactions as requested by third parties. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods, as to which one such extension request remains. As of December 31, 2023, AWCC had no outstanding borrowings and $75 million of outstanding letters of credit under the revolving credit facility, with $2.50 billion available to fulfill the Company’s short-term liquidity needs and to issue letters of credit. The Company regularly evaluates the capital markets and closely monitors the financial condition of the financial institutions with contractual commitments in its revolving credit facility. Interest rates on advances under the facility are based on a credit spread to the Secured Overnight Financing Rate (or applicable market replacement rate) or base rate, each determined in accordance with Moody Investors Service’s and S&P Global Ratings’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt.
Short-term debt consists of commercial paper and credit facility borrowings totaling $180 million and $1,177 million as of December 31, 2023 and 2022, respectively, or net of discount $179 million and $1,175 million as of December 31, 2023 and 2022, respectively. The weighted average interest rate on AWCC’s outstanding short-term borrowings was approximately 5.51% and 4.41%, for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there were no commercial paper borrowings outstanding with maturities greater than three months.

Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2023
	Commercial Paper Limit	Letters of Credit	Total (a)

Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.50 billion as of December 31, 2023, was accessible through revolver draws.

	2022
	Commercial Paper Limit	Letters of Credit	Total (a)

Total availability	$2,600	$150	$2,750
Outstanding debt	(1,177)	(78)	(1,255)
Remaining availability as of December 31, 2022	$1,423	$72	$1,495
(a)Total remaining availability of $1.50 billion as of December 31, 2022, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2023 and 2022, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity

Available liquidity as of December 31, 2023	$330	$2,495	$2,825
Available liquidity as of December 31, 2022	$85	$1,495	$1,580
Presented in the table below is the short-term borrowing activity for AWCC for the years ended December 31:

	2023	2022
Average borrowings	$288	$505
Maximum borrowings outstanding	1,570	1,177
Weighted average interest rates, as of December 31	5.51%	4.41%
The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2023, was 0.56 to 1.00.
The Company does not have any material borrowings that are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under AWCC’s revolving credit facility.
Note 13: General Taxes
Presented in the table below are the components of general tax expense for the years ended December 31:

	2023	2022	2021
Property and capital stock	$119	$108	$149
Gross receipts and franchise	134	124	121
Payroll	38	36	39
Other general	16	13	12
Total general taxes	$307	$281	$321

Note 14: Income Taxes
Presented in the table below are the components of income tax expense for the years ended December 31:

	2023	2022	2021
Current income taxes:
State	$16	$26	$72
Federal	28	82	75
Total current income taxes	$44	$108	$147
Deferred income taxes:
State	$44	$24	$10
Federal	165	57	221
Amortization of deferred investment tax credits	(1)	(1)	(1)
Total deferred income taxes	208	80	230
Provision for income taxes	$252	$188	$377
Presented in the table below is a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31:

	2023	2022	2021
Income tax at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes, net of federal taxes	4.0%	4.1%	3.9%
EADIT	(4.2)%	(6.5)%	(3.6)%
Tax impact due to the sale of HOS	—%	—%	1.6%
Other, net	0.3%	0.1%	0.1%
Effective tax rate	21.1%	18.7%	23.0%
Presented in the table below are the components of the net deferred tax liability as of December 31:

	2023	2022
Deferred tax assets:
Advances and contributions	$478	$351
Tax losses and credits	17	19
Regulatory income tax assets	191	203
Pension and other postretirement benefits	75	64
Other	172	140
Total deferred tax assets	933	777
Valuation allowance	(11)	(11)
Total deferred tax assets, net of allowance	$922	$766
Deferred tax liabilities:
Property, plant and equipment	$3,269	$2,872
Deferred pension and other postretirement benefits	84	64
Other	268	249
Total deferred tax liabilities	3,621	3,185
Total deferred tax liabilities, net of deferred tax assets	$(2,699)	$(2,419)
As of December 31, 2023 and 2022, the Company had state net operating loss (“NOL”) carryforwards of $238 million and $240 million, respectively, a portion of which are offset by a valuation allowance as the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards expire in 2024 through 2043.

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for taxable years ended December 31, 2018 and prior.
Presented in the table below are the changes in gross liability, excluding interest and penalties, for unrecognized tax benefits:

Amount
Balance as of January 1, 2022	$140
Increases in current period tax positions	26
Decreases in prior period measurement of tax positions	(8)
Balance as of December 31, 2022	$158
Increases in current period tax positions	27
Decreases in prior period measurement of tax positions	(37)
Balance as of December 31, 2023	$148
The Company’s tax positions relate primarily to the deductions claimed for repair and maintenance costs on its utility plant. The Company does not anticipate material changes to its unrecognized tax benefits within the next year.
If the Company sustains all of its positions as of December 31, 2023, an unrecognized tax benefit of $9 million, excluding interest and penalties, would impact the Company’s effective tax rate. The Company had an immaterial amount of interest and penalties related to its tax positions as of December 31, 2023 and 2022.
Presented in the table below are the changes in the valuation allowance:

Amount
Balance as of January 1, 2021	$19
Decreases in current period tax positions	(9)
Balance as of December 31, 2021	$10
Increases in current period tax positions	1
Balance as of December 31, 2022	$11
Increases in current period tax positions	—
Balance as of December 31, 2023	$11
Other Tax Matters
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a Corporate Alternative Minimum Tax (“CAMT”) provision, effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1 billion. An applicable corporation must make several adjustments to net income when determining AFSI. During 2023, the Company evaluated the potential impacts of the CAMT provision within the IRA and available guidance and determined that it did not exceed the $1 billion AFSI threshold and therefore was not subject to CAMT in 2023.

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
In December 2022, the Company amended the American Water Pension Plan (“AWPP”), a tax-qualified defined benefit pension plan, to restructure it as of December 31, 2022. The restructuring involved the spin-off of certain inactive participants from the existing AWPP into a separate tax-qualified defined benefit pension plan, AWPP Inactive. Benefits offered to the plan participants remain unchanged. As a result of the amendment, actuarial gains and losses associated with AWPP Inactive are amortized over the average remaining life expectancy of the inactive participants. The actuarial gains and losses associated with the AWPP will continue to be amortized over the average remaining service period for active participants. The Company remeasured the pension plan obligation and assets to reflect the amendment for each plan as of December 31, 2022.
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
The Company uses fair value for all classes of assets in the calculation of market-related value of plan assets. As of December 31, 2023, the fair values and asset allocations of the pension plan assets include the AWPP and AWPP Inactive.

Presented in the tables below are the fair values and asset allocations of the pension plan assets as of December 31, 2023 and 2022, respectively, by asset category:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (a)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2023
Cash	$56	$56	$—	$—	$—	4%
Equity securities:
U.S. large cap	134	23	—	—	111	9%
U.S. small cap	37	37	—	—	—	3%
International	235	—	—	—	235	16%
Real estate fund	132	—	—	—	132	9%
REITs	6	—	—	—	6	—%
Fixed income securities:
U.S. Treasury securities and government bonds	234	171	2	—	61	16%
Corporate bonds	531	—	531	—	—	38%
Mortgage-backed securities	8	—	8	—	—	1%
Municipal bonds	23	—	23	—	—	2%
Long duration bond fund	3	—	—	—	3	—%
Guarantee annuity contracts	32	—	—	32	—	2%
Total	$1,431	$287	$564	$32	$548	100%

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (a)	Net Asset Value as a Practical Expedient (b)	Percentage of Plan Assets as of December 31, 2022
Cash	$36	$36	$—	$—	$—	3%
Equity securities:
U.S. large cap	142	2	—	—	140	10%
U.S. small cap	79	79	—	—	—	6%
International	386	2	—	—	384	27%
Real estate fund	154	—	—	—	154	11%
REITs	6	—	—	—	6	—%
Fixed income securities:
U.S. Treasury securities and government bonds	126	119	7	—	—	9%
Corporate bonds	418	—	418	—	—	30%
Mortgage-backed securities	8	—	8	—	—	1%
Municipal bonds	21	—	21	—	—	1%
Long duration bond fund	3	—	—	—	3	—%
Guarantee annuity contracts	34	—	—	34	—	2%
Total	$1,413	$238	$454	$34	$687	100%
(a)There were no material changes during the period for the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022, respectively.
(b)The classification of certain assets previously presented as Level 1, 2 and 3 of $140 million, $273 million and $274 million, respectively, as of December 31, 2022, have been adjusted and are now presented as investments for which Net Asset Value (“NAV’) is used as a practical expedient to approximate fair value in accordance with ASU 2015-07 “Disclosure for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent)”.
The Company’s 2024 target pension plan asset allocation is 37% equity securities and 63% fixed income securities. The Company’s 2023 target pension plan asset allocation was 37% equity securities and 63% fixed income securities.

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
In December 2022, the Company completed plan amendments to spin-off and merge a portion of the American Water Retiree Welfare Plan (“Retiree Welfare Plan”), with and into the Company’s medical plan for active employees (“Active Medical Plan”), in order to repurpose the over-funded portion of the Bargained Retiree Voluntary Employees’ Beneficiary Association (“Bargained VEBA”) trust. Benefits offered to the plan participants remain unchanged. As a result of these changes, effective December 31, 2022, the Company transferred investment assets from the Bargained VEBA into the existing trust maintained for the benefit of Active Medical Plan participants (“Active VEBA”). The transfer of these Bargained VEBA investment assets into the Active VEBA permitted access to approximately $194 million of assets for purposes of paying active union employee medical benefits. The Company recorded the transfer of assets as a negative contribution and therefore did not record a gain or loss, as permitted by accounting guidance. See Note 18—Fair Value of Financial Information, for additional information on accounting for the assets as investments in debt and equity securities as of December 31, 2023 and 2022.
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
Actual allocations to each asset class vary from target allocations due to periodic investment strategy updates, market value fluctuations, the length of time it takes to fully implement investment allocations, and the timing of benefit payments and contributions. The asset allocation is rebalanced on a quarterly basis, if necessary. The Retiree Welfare Plan is funded by the Bargained VEBA trust, the Non-Bargained Retiree Voluntary Employees’ Beneficiary Association (“Non-Bargained VEBA”) trust, the Active VEBA trust, and the American Water Life Insurance Voluntary Employees’ Beneficiary Association (“Life VEBA”) Trust.

Presented in the tables below are the fair values and asset allocations of the postretirement benefit plan assets as of December 31, 2023 and 2022, respectively, by asset category:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2023
Bargained VEBA:
Cash	$4	$4	$—	$—	$—	4%
Fixed income securities:
U.S. Treasury securities and government bonds	7	7	—	—	—	7%
Corporate bonds	86	—	86	—	—	85%
Municipal bonds	4	—	4	—	—	4%
Total bargained VEBA	$101	$11	$90	$—	$—	100%
Active VEBA:
Cash	$2	$2	$—	$—	$—	6%
Fixed income securities:
U.S. Treasury securities and government bonds	2	2	—	—	—	6%
Corporate bonds	26	—	26	—	—	82%
Municipal bonds	2	—	2	—	—	6%
Total Active VEBA	$32	$4	$28	$—	$—	100%
Non-bargained VEBA:
Cash	$2	$2	$—	$—	$—	2%
Equity securities:
U.S. large cap	44	44	—	—	—	35%
International	30	30	—	—	—	24%
Fixed income securities:
Municipal bonds	49	—	49	—	—	39%
Total non-bargained VEBA	$125	$76	$49	$—	$—	100%
Total	$258	$91	$167	$—	$—	100%

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2022
Bargained VEBA:
Cash	$3	$3	$—	$—	$—	2%
Fixed income securities:
U.S. Treasury securities and government bonds	131	72	59	—	—	97%
Long duration bond fund	1	1	—	—	—	1%
Total bargained VEBA	$135	$76	$59	$—	$—	100%
Non-bargained VEBA:
Cash	$1	$1	$—	$—	$—	1%
Equity securities:
U.S. large cap	40	40	—	—	—	34%
International	29	29	—	—	—	25%
Fixed income securities:
Municipal bonds	47	—	47	—	—	40%
Total non-bargained VEBA	$117	$70	$47	$—	$—	100%
Life VEBA:
Cash	$2	$2	$—	$—	$—	100%
Fixed income securities:
Total life VEBA	$2	$2	$—	$—	$—	100%
Total	$254	$148	$106	$—	$—	100%
The Company’s 2024 target postretirement benefit plan asset allocation for the Bargained VEBA and Active VEBA is 100% fixed income securities and for the Non-bargained VEBA is 60% equity securities and 40% fixed income securities. The Company’s 2023 target postretirement benefit plan asset allocation for the Bargained VEBA and Life VEBA was 100% fixed income securities and for the Non-bargained VEBA was 60% equity securities and 40% fixed income securities.
Valuation Techniques Used to Determine Fair Value
Cash—Cash and investments with maturities of three months or less when purchased, including certain short-term fixed-income securities, are considered cash and are included in the recurring fair value measurements hierarchy as Level 1.
Equity securities —For equity securities, the trustees obtain prices from pricing services, whose prices are obtained from direct feeds from market exchanges, that the Company is able to independently corroborate. Certain equity securities are valued based on quoted prices in active markets and categorized as Level 1. Other equities, such as certain U.S. large cap and international securities held in the pension plan, are invested in commingled funds and/or limited partnerships. These funds are valued to reflect the plan fund’s interest in the fund based on the reported year-end NAV. Since NAV is not directly observable or not available on a nationally recognized securities exchange for the commingled funds and/or limited partnerships, they are not included in the fair value hierarchy as they are measured at fair value using the NAV per share (or its equivalent) practical expedient. These investments can typically be redeemed monthly or more frequently, with 30 or less days of notice and without further restrictions.

Fixed-income securities—Certain U.S. Treasury securities and government bonds have been categorized as Level 1 because they trade in highly-liquid and transparent markets and their prices can be corroborated. The fair values of corporate bonds, mortgage backed securities, and certain government bonds are based on prices that reflect observable market information, such as actual trade information of similar securities. These securities are categorized as Level 2 because the valuations are calculated using models which utilize actively traded market data that the Company can corroborate. Exchange-traded future and option positions are reported in accordance with changes in variation margins that are settled daily. Exchange-traded futures and options, for which market quotations are readily available, are valued at the last reported sale price or official closing price on the primary market or exchange on which they are traded and are classified as Level 1. Other U.S. Treasury securities are invested in commingled funds that may implement their investment strategies in a variety of ways which may include direct and/or indirect investment in securities and other instruments or assets (e.g., futures and swaps) or investment in units of other commingled funds. These funds are valued to reflect the plan fund’s interest in the fund based on the reported year-end NAV. Since NAV is not directly observable or not available on a nationally recognized securities exchange for the commingled funds, they are not included in the fair value hierarchy as they are measured at fair value using the NAV per share (or its equivalent) practical expedient. These investments can typically be redeemed daily, with no prior notice and without further restrictions.
Real estate fund—Real estate funds are an investment vehicle in the form of a limited partnership primarily focused in real estate investments and are not included in the fair value hierarchy as they are measured at fair value using the NAV per share (or its equivalent) practical expedient. These investments can typically be redeemed quarterly, with 90 or less days of notice, subject to available cash.
REITs—REITs are invested in commingled funds primarily focused in publicly traded shares of real estate investment trusts. Commingled funds are valued to reflect the plan fund’s interest in the fund based on the reported year-end NAV. REITs are not included in the fair value hierarchy as they are measured at fair value using the NAV per share (or its equivalent) practical expedient. These investments can typically be redeemed daily, with no prior notice and without further restrictions.
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

Benefit Obligations, Plan Assets and Funded Status
Presented in the table below is a rollforward of the changes in the benefit obligation and plan assets for the two most recent years, for all plans combined:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation as of January 1,	$1,578	$2,294	$255	$342
Service cost	17	30	2	3
Interest cost	85	64	14	10
Plan participants' contributions	—	—	3	3
Plan amendments	—	—	—	6
Actuarial loss (gain)	67	(582)	(4)	(77)
Divestiture	—	(86)	—	(4)
Settlements	(3)	—	—	—
Gross benefits paid	(118)	(142)	(24)	(28)
Federal subsidy	—	—	1	—
Other adjustments	(4)	—	—	—
Benefit obligation as of December 31,	$1,622	$1,578	$247	$255
Change in plan assets:
Fair value of plan assets as of January 1,	$1,413	$1,991	$254	$538
Actual return on plan assets	93	(401)	22	(68)
Employer contributions	46	39	3	12
Plan participants' contributions	—	—	3	3
VEBA transfer	—	—	—	(194)
Divestiture	—	(74)	—	(9)
Settlements	(3)	—	—	—
Benefits paid	(118)	(142)	(24)	(28)
Fair value of plan assets as of December 31,	$1,431	$1,413	$258	$254
Funded value as of December 31,	$(191)	$(165)	$11	$(1)
Amounts recognized on the balance sheet:
Noncurrent asset	$73	$75	$12	$—
Current liability	(2)	(5)	—	—
Noncurrent liability	(262)	(235)	(1)	(1)
Net amount recognized	$(191)	$(165)	$11	$(1)
Presented in the table below are the components of accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2023	2022	2023	2022
Net actuarial loss	$340	$289	$30	$45
Prior service credit	(8)	(10)	(115)	(145)
Net amount recognized	$332	$279	$(85)	$(100)

Regulatory assets (liabilities)	$300	$251	$(85)	$(100)
Accumulated other comprehensive income	32	28	—	—
Total	$332	$279	$(85)	$(100)

Presented in the tables below are the aggregate projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with a projected obligation in excess of plan assets as of December 31, 2023 and 2022:

	Projected Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2023	2022
Projected benefit obligation	$952	$872
Fair value of plan assets	688	632

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2023	2022
Accumulated benefit obligation	$875	$793
Fair value of plan assets	688	632
The accumulated postretirement plan assets exceed benefit obligations for the Company’s other postretirement benefit plans, except for the Northern Illinois Retiree Welfare Plan, of which the accumulated postretirement benefit obligation is inconsequential for all periods presented.
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
Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to or greater than the minimum required contributions or the normal cost in 2024 to the qualified pension plans. Contributions may be in the form of cash contributions as well as available prefunding balances.
Presented in the table below is information about the expected cash flows for the pension and postretirement benefit plans:

	Pension Benefits	Other Benefits
2024 expected employer contributions:
To plan trusts	$44	$—
To plan participants	2	—
Estimated Future Benefit Payments
Presented in the table below are the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2024	$119	$23	$1
2025	122	23	1
2026	123	23	1
2027	125	23	1
2028	125	22	1
2029-2033	617	96	3
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
Presented in the table below are the significant assumptions related to the pension and other postretirement benefit plans:

	Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021
Weighted average assumptions used to determine December 31 benefit obligations:
Discount rate	5.18%	5.58%	2.94%	5.22%	5.60%	2.90%
Rate of compensation increase	3.51%	3.51%	3.51%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.75% in 2024	7.00% in 2023	6.00% in 2022
				to 5.00% in 2031+	to 5.00% in 2031+	to 5.00% in 2026+
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.58%	2.94%	2.74%	5.60%	2.90%	2.56%
Expected return on plan assets	6.79%	6.50%	6.50%	5.00%	3.60%	3.67%
Rate of compensation increase	3.51%	3.51%	3.51%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				7.00% in 2023	6.00% in 2022	6.25% in 2021
				to 5.00% in 2031+	to 5.00% in 2026+	to 5.00% in 2026+
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
The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns. The Company’s pension expense increases as the expected return on assets decreases. The Company used a weighted average expected return on plan assets of 6.79% to estimate its 2023 pension benefit costs, and an expected blended return based on weighted assets of 5.00% to estimate its 2023 other postretirement benefit costs.
For the years ended December 31, 2023, 2022 and 2021, the Company’s mortality assumption utilized the Pri-2012 base mortality table with the MP-2021 mortality improvement scale.

Components of Net Periodic Benefit Cost
Presented in the table below are the components of net periodic benefit costs for the years ended December 31:

	2023	2022	2021
Components of net periodic pension benefit cost (credit):
Service cost	$17	$30	$36
Interest cost	85	64	64
Expected return on plan assets	(94)	(122)	(126)
Amortization of prior service (credit) cost	(3)	(3)	(3)
Amortization of actuarial loss	13	21	27
Settlements	1	—	—
Net periodic pension benefit cost (credit)	$19	$(10)	$(2)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$3	$(14)	$1
Amortization of actuarial loss	(4)	(3)	(4)
Total recognized in other comprehensive income	(1)	(17)	(3)
Total recognized in net periodic benefit cost (credit) and other comprehensive income	$18	$(27)	$(5)
Components of net periodic other postretirement benefit (credit) cost:
Service cost	$2	$3	$4
Interest cost	14	10	10
Expected return on plan assets	(12)	(19)	(21)
Amortization of prior service credit	(31)	(31)	(32)
Amortization of actuarial loss	2	—	—
Net periodic other postretirement benefit (credit) cost	$(25)	$(37)	$(39)
Savings Plans for Employees
The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006, the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company’s 401(k) savings plan expenses totaled $14 million, $13 million and $14 million for 2023, 2022 and 2021, respectively. Additionally, the Company’s 5.25% of base pay defined contribution benefit expenses totaled $17 million, $16 million and $16 million for 2023, 2022 and 2021, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employees.
Note 16: Commitments and Contingencies
Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $902 million as of December 31, 2023.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. Presented in the table below are the future annual commitments related to minimum quantities of purchased water having non-cancelable contracts:

Amount
2024	$71
2025	70
2026	64
2027	57
2028	57
Thereafter	764
The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. See Note 4—Revenue Recognition for additional information regarding the Company’s performance obligations.
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of December 31, 2023, the Company has accrued approximately $6 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies associated with such actions, which can be reasonably estimated, is $3 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 16—Commitments and Contingencies, will not have a material adverse effect on the Company.
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. In January 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. In July 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. In August 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 2022 order, which petition was denied on June 8, 2023. On August 21, 2023, the Circuit Court set a date of September 9, 2024, for a class trial on issues relating to duty and breach of that duty. The trial will not find class-wide or punitive damages.

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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. On January 12, 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. On February 9, 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. On September 21, 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. On October 12, 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On December 1, 2023, TAWC filed a memorandum in opposition to the amended class definition. On January 18, 2024, the court heard oral argument on the motions but issued no decision. The court instead requested additional briefing and a second oral argument, deadlines for which have not yet been set.
The Company and TAWC believe that TAWC has valid, meritorious defenses to the claims raised in this class action complaint. TAWC is vigorously defending itself against these allegations. Given the current stage of this proceeding, the Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of loss related to this proceeding.
Mountaineer Gas Company Main Break
During the afternoon of November 10, 2023, WVAWC was informed that an 8-inch ductile iron water main owned by WVAWC, located on the West Side of Charleston, West Virginia and originally installed in approximately 1989, experienced a leak. In the early morning hours of November 11, 2023, WVAWC crews successfully completed a repair to the water main. A precautionary boil water advisory was issued the same day to approximately 300 WVAWC customers and ultimately lifted on November 12, 2023.
On November 10, 2023, a break was reported in a low-pressure natural gas main located near the affected WVAWC water main, and an inflow of water into the natural gas main and associated delivery pipelines occurred. The natural gas main and pipelines are owned by Mountaineer Gas Company, a regulated natural gas distribution company serving over 220,000 customers in West Virginia (“Mountaineer Gas”). The resulting inflow of water into the natural gas main and related pipelines resulted in a loss of natural gas service to approximately 1,100 Mountaineer Gas customers, as well as water entering customer service lines and certain natural gas appliances owned or used by some of the affected Mountaineer Gas customers. Mountaineer Gas reported that restoration of natural gas service to all affected gas mains occurred on November 24, 2023. The timing, order and causation of both the WVAWC water main break and Mountaineer Gas’s main break are currently unknown and under investigation.
To date, a total of four pending lawsuits have been filed against Mountaineer Gas and WVAWC purportedly on behalf of customers in Charleston, West Virginia related to these incidents. On November 14, 2023, a complaint captioned Ruffin et al. v. Mountaineer Gas Company and West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of Mountaineer Gas residential and business customers and other households and businesses supplied with natural gas in Kanawha County, which lost natural gas service on November 10, 2023, as a result of these events. The complaint alleges, among other things, breach of contract by Mountaineer Gas, trespass by WVAWC, nuisance by WVAWC, violation of statutory obligations by Mountaineer Gas and WVAWC, and negligence by Mountaineer Gas and WVAWC. The complaint seeks class-wide damages against Mountaineer Gas and WVAWC for loss of use of natural gas, annoyance, inconvenience and lost profits, as well as punitive damages.

On November 15, 2023, a complaint captioned Toliver et al. v. West Virginia-American Water Company and Mountaineer Gas Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of all natural persons or entities who are citizens of the State of West Virginia and who are customers of WVAWC and/or Mountaineer Gas in the affected areas. The complaint alleges against Mountaineer Gas and WVAWC, among other things, negligence, nuisance, trespass and strict liability, as well as breach of contract against Mountaineer Gas. The complaint seeks class-wide damages against Mountaineer Gas and WVAWC for property damage, loss of use and enjoyment of property, annoyance and inconvenience and business losses, as well as punitive damages.
On November 16, 2023, a complaint captioned Dodson et al. v. West Virginia American Water and Mountaineer Gas Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of all West Virginia citizens living between Pennsylvania Avenue south of Washington Street, and Iowa Street, who are customers of Mountaineer Gas. The complaint alleges against Mountaineer Gas and WVAWC, among other things, negligence, nuisance, trespass, statutory code violations and unfair or deceptive business practices. The complaint seeks class-wide damages against Mountaineer Gas and WVAWC for property loss and damage, loss of use and enjoyment of property, mental and emotional distress, and aggravation and inconvenience, as well as punitive damages.
On January 4, 2024, a fourth complaint, captioned Thomas v. West Virginia-American Water Company and Mountaineer Gas Company, was filed in West Virginia Circuit Court in Kanawha County asserting similar allegations as those included in the Ruffin, Toliver and Dodson lawsuits (the “first three lawsuits”), with the addition of counts alleging unjust enrichment and violations of the West Virginia Human Rights Act and the West Virginia Consumer Credit and Protection Act.
On November 17, 2023, the Ruffin plaintiff filed a motion to consolidate the first three lawsuits before a single judge in Kanawha County Circuit Court. That motion remains pending.
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. These motions remain pending.
On December 20, 2023, Mountaineer Gas filed answers to each of the first three lawsuits, which included cross-claims against WVAWC alleging that Mountaineer Gas is without fault for the claims and damages alleged in the lawsuits and WVAWC should be required to indemnify Mountaineer Gas for any damages and for attorneys’ fees and expenses incurred by Mountaineer Gas in the lawsuits. WVAWC has filed a partial motion to dismiss certain claims in the Ruffin, Toliver, Dodson and Thomas lawsuits and a motion to dismiss the cross-claims asserted against WVAWC therein by Mountaineer Gas. On January 30, 2024, a motion was filed with the West Virginia Supreme Court on behalf of the Toliver plaintiff to refer the four class action complaints and the Mountaineer Gas complaint to the West Virginia Mass Litigation Panel. On February 7, 2024, WVAWC filed a motion joining in that referral request. These motions remain pending.
On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. As of January 31, 2024, a total of 412 Mountaineer Gas customers completed this claims process and were paid by WVAWC an average of approximately $1,500 each. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
On November 16, 2023, the Public Service Commission of West Virginia (the “WVPSC”) issued an order initiating a general investigation into both the water main break and natural gas outages occurring in this incident to determine the cause or causes thereof, as well as breaks and outages generally throughout the systems of WVAWC and Mountaineer Gas and the utility practices of both utilities. Following a series of disagreements among the parties regarding the scope of discovery, the WVPSC closed the general investigation into both utilities and ordered a separate general investigation for each utility. The WVPSC focused the two general investigations away from the cause of the events and instead on the maintenance practices of each utility during and after the main breaks. On January 29, 2024, the Consumer Advocate Division of the WVPSC filed a motion to intervene in the WVAWC general investigation. WVAWC is cooperating with its general investigation. Both general investigations remain pending.

The Company and WVAWC believe that the causes of action and other claims asserted against WVAWC in the class action complaints and the lawsuit filed by Mountaineer Gas are without merit and that WVAWC has meritorious defenses to such claims, and WVAWC is defending itself vigorously in these litigation proceedings. Given the current stage of these proceedings and the general investigation, the Company and WVAWC are currently unable to predict the outcome of any of the proceedings described above, and the Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of loss related to this proceeding.
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
Cal Am’s ability to move forward on the Water Supply Project is subject to administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In September 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to $50 million in associated incurred costs, plus AFUDC, subject to meeting certain criteria.
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $241 million in aggregate costs as of December 31, 2023, related to the Water Supply Project, which includes $72 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. On December 5, 2022, the CPUC issued a final decision that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022, final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. This decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding, and further evidentiary hearings have been scheduled for March 2024.

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
In October 2022, Cal Am announced a phasing plan for the proposed desalination plant component of the Water Supply Project. The desalination plant and slant wells originally approved by the CPUC would produce up to 6.4 million gallons of desalinated water per day. Under the phased approach, the facilities would initially be constructed to produce up to 4.8 million gallons per day of desalinated water, enough to meet anticipated demand through about 2030, and would limit the number of slant wells initially constructed. As demand increases in the future, desalination facilities would be expanded to meet the additional demand. The phased approach seeks to meet near-term demand by allowing for additional supply as it becomes needed, while also providing an opportunity for regional future public participation and was developed by Cal Am based on feedback received from the community.
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. In December 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of the slant wells. Cal Am is named as a real party in interest. On November 14, 2023, the court set an initial trial date of May 1, 2024. This matter remains pending.
Following the issuance of the coastal development permit, Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2023, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2024 and future years may be impacted by a number of factors, including without limitation potential recurrence of drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The Orders remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the Orders.
Proposed Acquisition of Monterey System Assets — Potential Condemnation
Local Agency Formation Commission Litigation
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

In February 2021, the MPWMD filed an application with the Local Agency Formation Commission of Monterey County (“LAFCO”) seeking approval to become a retail water provider and annex approximately 58 parcels of land into the MPWMD’s boundaries. In June 2021, LAFCO’s commissioners voted to require a third-party independent financial study as to the feasibility of an acquisition by the MPWMD of the Monterey system assets. In December 2021, LAFCO’s commissioners denied the MPWMD’s application to become a retail water provider, determining that the MPWMD does not have the authority to proceed with a condemnation of the Monterey system assets. In April 2022, the MPWMD filed a lawsuit against LAFCO challenging its decision to deny the MPWMD’s application seeking approval to become a retail water provider. In June 2022, the court granted, with conditions, a motion by Cal Am to intervene in the MPWMD’s lawsuit against LAFCO. In December 2022, the court sustained in part, and denied in part, demurrers that had been filed by LAFCO seeking to dismiss the MPWMD’s lawsuit.
On December 11, 2023, the Monterey County Superior Court issued a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey water system assets) and to reconsider the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. As a result, the LAFCO denial has been nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. On February 8, 2024, and February 9, 2024, respectively, Cal Am and LAFCO each filed a notice of appeal with the California Court of Appeals regarding the Monterey County Superior Court’s decision to issue the writ of mandate. Cal Am is evaluating potential additional actions to contest the writ of mandate and to seek to uphold LAFCO’s denial of the MPWMD’s application, including filing other challenges and/or making suitable presentations at a subsequent LAFCO rehearing.
Potential Condemnation Actions by MPWMD
Separate from the proceedings related to the MPWMD’s application with LAFCO, by letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets. On December 15, 2023, the MPWMD filed a lawsuit in Monterey County Superior Court seeking to condemn the Monterey system assets. While the Company cannot currently predict the outcome of this lawsuit, the Company believes that, given existing legal precedent related to similar attempts by public agencies in California to take over water systems and its other defenses, Cal Am should be able to defend itself successfully against the MPWMD’s eminent domain lawsuit.
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
As of December 31, 2023, $0.5 million of the aggregate Settlement amount of $126 million remains reflected in accrued liabilities, and $0.5 million in an offsetting insurance receivable remains reflected in other current assets on the Consolidated Balance Sheets pending resolution of all asserted actual or potential claims associated with this matter. The amount reflected in accrued liabilities reflects the status of the liability and the offsetting insurance receivable reflected in other current assets, each as of December 31, 2023.

Note 17: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31:

	2023	2022	2021
Numerator:
Net income attributable to common shareholders	$944	$820	$1,263

Denominator:
Weighted average common shares outstanding—Basic	193	182	182
Effect of dilutive common stock equivalents	—	—	—
Weighted average common shares outstanding—Diluted	193	182	182
The effect of dilutive common stock equivalents is related to outstanding stock options, RSUs and PSUs granted under the Company’s 2007 Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Plan, as well as estimated shares to be purchased under the ESPP. Less than one million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2023, 2022 and 2021, because their effect would have been anti-dilutive under the treasury stock method.
The if-converted method is applied to the Notes issued in June 2023 for computing diluted EPS. For all periods presented, there was no dilution resulting from the Notes. See Note 11—Long-Term Debt for additional information relating to the Notes.
Note 18: Fair Value of Financial Information
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
Secured seller promissory note from the sale of HOS — The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS is $720 million as of December 31, 2023 and 2022. This amount represents the principal amount owed under the secured seller note, for which the Company expects to receive full payment. The accounting fair value measurement of the secured seller note approximated $704 million and $686 million as of December 31, 2023 and 2022, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller note is classified as Level 3 within the fair value hierarchy. On February 2, 2024, the secured seller note from the sale of HOS was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of a $75 million contingent cash payment. See Note 5—Acquisitions and Divestitures for additional information.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of December 31, 2023
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	12,190	9,575	1,044	757	11,376

	As of December 31, 2022
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt (excluding finance lease obligations)	11,207	8,599	49	1,427	10,075
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
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$34	$—	$—	$34
Rabbi trust investments	22	—	—	22
Deposits	8	—	—	8
Other investments
Money market and other	26	—	—	26
Fixed-Income Securities	140	6	—	146
Total assets	230	6	—	236

Liabilities:
Deferred compensation obligations	27	—	—	27
Mark-to-market derivative liability	—	8	—	8
Total liabilities	27	8	—	35
Total assets	$203	$(2)	$—	$201

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$32	$—	$—	$32
Rabbi trust investments	21	—	—	21
Deposits	7	—	—	7
Other investments
Money market and other	61	—	—	61
Fixed-Income Securities	147	6	—	153
Contingent cash payment from the sale of HOS	—	—	72	72
Mark-to-market derivative asset	—	1	—	1
Total assets	268	7	72	347

Liabilities:
Deferred compensation obligations	24	—	—	24
Total liabilities	24	—	—	24
Total assets	$244	$7	$72	$323
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
Other investments—As a result of the Retiree Welfare Plan changes discussed in Note 15—Employee Benefits, effective December 31, 2022, the Company transferred investment assets from the Bargained VEBA into the existing trust maintained for the benefit of the Active VEBA. The transfer of these Bargained VEBA investment assets into the Active VEBA permits access to approximately $194 million of assets for purposes of paying active union employee medical benefits.

The investments in the Active VEBA trust primarily consist of money market funds and available-for-sale fixed income securities. The money market and other investments have original maturities of three months or less when purchased. The fair value measurement of the money market and other investments is based on observable market prices and therefore included in the recurring fair value measurements hierarchy as Level 1. The available-for-sale fixed income securities are primarily investments in U.S. Treasury securities and government bonds. The majority of U.S. Treasury securities and government bonds have been categorized as Level 1 because they trade in highly-liquid and transparent markets. Certain U.S. Treasury securities are based on prices that reflect observable market information, such as actual trade information of similar securities, and are therefore categorized as Level 2, because the valuations are calculated using models which utilize actively traded market data that the Company can corroborate. The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $62 million and $67 million in other current assets, as of December 31, 2023 and 2022, respectively, and $111 million and $147 million in other long-term assets, as of December 31, 2023 and 2022, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed income securities as of December 31, 2023 and 2022:

	As of December 31, 2023
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$143	$6	$3	$146

	As of December 31, 2022
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$153	$—	$—	$153
The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of December 31, 2023, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$83
1 year - 5 years	50
5 years - 10 years	4
Greater than 10 years	9
Total	$146
Contingent cash payment from the sale of HOS— The Company’s contingent cash payment derivative included as part of the consideration from the sale of HOS is included in other current assets on the Consolidated Balance Sheets as of December 31, 2022. The accounting fair value measurement of the contingent cash payment was $72 million as of December 31, 2022, which was reflective of changes in the benchmark interest rate and was estimated using the probability of the outcome of receipt of the $75 million, a Level 3 input.
As of December 31, 2023, the contingent cash payment from the sale of HOS is accounted for as a receivable, as the conditions have been satisfied. The carrying amount of the receivable is included in other long-term assets on the Consolidated Balance Sheets as December 31, 2023, which approximates fair value. On February 2, 2024, the secured seller note from the sale of HOS was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of the $75 million contingent cash payment. See Note 5—Acquisitions and Divestitures for additional information.
Note 19: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one year to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s ROU assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 36 years, five years, and five years, respectively.

The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $144 million and $145 million as of December 31, 2023 and 2022, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2024 through 2028, and $41 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $11 million, $12 million and $13 million for the years ended December 31, 2023, 2022 and 2021, respectively.
For the year ended December 31, 2023, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, was $11 million. For the year ended December 31, 2023, ROU assets obtained in exchange for new operating lease liabilities was $11 million.
As of December 31, 2023, the weighted-average remaining lease term of the operating leases was 17 years, and the weighted-average discount rate of the operating leases was 4%.
The future maturities of lease liabilities at December 31, 2023, were $10 million in 2024, $10 million in 2025, $9 million in 2026, $8 million in 2027, $6 million in 2028 and $76 million thereafter. At December 31, 2023, imputed interest was $39 million.
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
The Company also operates other businesses, primarily MSG, which provide water and wastewater services to the U.S. government on military installations, as well as municipalities. These other businesses do not meet the criteria of a reportable segment in accordance with GAAP, and are collectively presented throughout this Annual Report on Form 10-K within “Other,” which is consistent with how management assesses the results of these businesses. The Company’s former HOS business, which was sold in the fourth quarter of 2021, was included in “Market-Based Businesses” in the Company’s Form 10-K for the year ended December 31, 2021. As a result of the sale of HOS, the categories which were previously shown as “Market-Based Businesses” and “Other” have been combined and are shown as Other. Segment results for the year ended December 31, 2021, have been adjusted retrospectively to reflect this change.
The accounting policies of the segments are the same as those described in Note 2—Significant Accounting Policies. The Regulated Businesses segment includes intercompany costs that are allocated by Service Company and intercompany interest that is charged by AWCC, both of which are eliminated to reconcile to the Consolidated Statements of Operations. Inter-segment revenues include the sale of water from a regulated subsidiary to subsidiaries within Other, leased office space, and furniture and equipment provided by subsidiaries within Other to regulated subsidiaries. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the secured seller promissory note from the sale of HOS, income from assets not associated with the Regulated Businesses, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. The adjustments related to the acquisitions are reported in Other as they are excluded from segment performance measures evaluated by management.

Presented in the tables below is summarized segment information as of and for the years ended December 31:

	2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,920	$314	$4,234
Depreciation and amortization	693	11	704
Total operating expenses, net	2,421	309	2,730
Interest expense	(364)	(96)	(460)
Interest income	28	45	73
Provision for (benefit from) income taxes	259	(7)	252
Net income (loss) attributable to common shareholders	971	(27)	944
Total assets	27,480	2,818	30,298
Cash paid for capital expenditures	2,551	24	2,575

	2022
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,505	$287	$3,792
Depreciation and amortization	633	16	649
Total operating expenses, net	2,242	277	2,519
Interest expense	(314)	(119)	(433)
Interest income	2	50	52
Gain on sale of businesses	—	19	19
Provision for income taxes	188	—	188
Net income (loss) attributable to common shareholders	854	(34)	820
Total assets	25,038	2,749	27,787
Cash paid for capital expenditures	2,284	13	2,297

	2021
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,384	$546	$3,930
Depreciation and amortization	601	35	636
Total operating expenses, net	2,227	507	2,734
Interest expense	(290)	(113)	(403)
Interest income	1	3	4
(Loss) or gain on sale of businesses	(1)	748	747
Provision for income taxes	172	205	377
Net income attributable to common shareholders	789	474	1,263
Total assets	23,365	2,710	26,075
Cash paid for capital expenditures	1,747	17	1,764

Note 21: Unaudited Quarterly Data
Presented in the tables below are supplemental, unaudited, consolidated, quarterly financial data for each of the four quarters in the years ended December 31, 2023 and 2022, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$938	$1,097	$1,167	$1,032
Operating income	295	432	478	299
Net income attributable to common shareholders	170	280	323	171
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.91	$1.44	$1.66	$0.88
Diluted earnings per share:
Net income attributable to common shareholders	0.91	1.44	1.66	0.88
(a)Amounts may not sum due to rounding.

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$842	$937	$1,082	$931
Operating income	246	327	439	261
Net income attributable to common shareholders	158	218	297	147
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.87	$1.20	$1.63	$0.81
Diluted earnings per share:
Net income attributable to common shareholders	0.87	1.20	1.63	0.81
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
Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
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
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, as of December 31, 2023, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On February 8, 2024, Karl F. Kurz, the Company’s Board Chair, was notified by Admiral James G. Stavridis of his decision to resign as a member of the Board of Directors of the Company (the “Board”), effective as of February 12, 2024. Admiral Stavridis’s notification stated that he was resigning to focus on all of his professional and personal obligations and that he did not have any disagreements with the Company on any matter relating to the Company’s operations, policies or practices. Admiral Stavridis had been a director of the Company since 2018 and served as Chair of the Safety, Environmental, Technology and Operations Committee (the “SETO Committee”) since 2021. At the effective time of his resignation, Admiral Stavridis also had served as a member of the Nominating/Corporate Governance Committee. The Company wishes to thank Admiral Stavridis for his many years of service to the Board.
On February 14, 2024, upon the recommendation of the Nominating/Corporate Governance Committee, the Board reduced the size of the Board from ten to nine members and appointed Board member Michael L. Marberry to replace Admiral Stavridis both as Chair of the SETO Committee and as a member of the Nominating/Corporate Governance Committee.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not set forth below or in Item 1—Business—Executive Officers of this Annual Report on Form 10-K, is incorporated by reference from the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Board of Directors and Corporate Governance” and “Proposal 1—Election of Directors.”
The Company has adopted a Code of Ethics, which applies to directors, officers and employees. The full text of the Code of Ethics is publicly available on the Company’s website at https://amwater.com. The Company intends to post on its website any amendments to the Code of Ethics and any waivers of such provisions granted to certain principal officers.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, under the captions entitled “Board of Directors and Corporate Governance—Board Role in Risk Oversight—Executive Development and Compensation Committee Role,” “Proposal 1—Election of Directors—Director Compensation Table,” “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the subsection “Pay Versus Performance”), “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (with the latter report being furnished, and not filed, in this Annual Report on Form 10-K).
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, under the captions entitled “Certain Beneficial Ownership Matters—Security Ownership of Management,” “Certain Beneficial Ownership Matters—Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, under the caption entitled “Board of Directors and Corporate Governance—Board Review of Related Person Transactions” and “Proposal 1—Election of Directors—Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2024 Annual Meeting of Shareholders, under the caption entitled “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Services Provided by Independent Registered Public Accounting Firm.”

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

2.2#
Membership Interest Purchase Agreement, dated as of October 28, 2021, by and among American Water Enterprises, LLC, American Water (USA), LLC, American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Works Company, Inc. and Lakehouse Buyer Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed October 29, 2021).

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

4.3
Indenture, dated as of June 29, 2023, among American Water Capital Corp., American Water Works Company, Inc. and U.S. Bank Trust Company, National Association. (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed June 29, 2023).

4.4
Form of 3.625% Exchangeable Senior Note due 2026 (included in Exhibit 4.3) (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed June 29, 2023).

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

4.9
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

4.11
Officers’ Certificate, dated November 17, 2016, establishing the 3.000% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed November 17, 2016).

Exhibit Number	Exhibit Description
4.12
Officers’ Certificate, dated November 17, 2016, establishing the 4.000% Senior Notes due 2046 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed November 17, 2016).

4.13
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

4.15
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

4.17
Officers’ Certificate, dated May 13, 2019, establishing the 3.450% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 13, 2019).

4.18
Officers’ Certificate, dated May 13, 2019, establishing the 4.150% Senior Notes due 2049 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 13, 2019).

4.19
Officers’ Certificate, dated April 14, 2020, establishing the 2.800% Senior Notes due 2030 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

4.20
Officers’ Certificate, dated April 14, 2020, establishing the 3.450% Senior Notes due 2050 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 14, 2020).

4.21
Officers’ Certificate, dated May 14, 2021, establishing the 2.300% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 14, 2021).

4.22
Officers’ Certificate, dated May 14, 2021, establishing the 3.250% Senior Notes due 2051 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 14, 2021).

4.23
Officers’ Certificate, dated May 5, 2022, establishing the 4.450% Senior Notes due 2032 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed on May 5, 2022).

4.24	Description of American Water Works Company, Inc.’s Equity Securities (filed herewith).
10.1.1#
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

10.1.2
First Amendment, dated as of June 21, 2023, to the Third Amended and Restated Credit Agreement, dated as of October 26, 2022, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Mizuho Bank, Ltd., PNC Bank, National Association, U.S. Bank National Association, and Bank of America, N.A., as co-documentation agents (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 26, 2023).

10.1.3
Extension Agreement, dated October 26, 2023, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to American Water Company Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 1, 2023).

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

Exhibit Number	Exhibit Description
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

10.13.3*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.2.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2017).

10.13.4*
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

10.13.7*
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

10.14.6*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.14.7*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.14.8*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.9*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.10*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.11*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.14.12*
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

10.14.14*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.15*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-2 (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.14.16*
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

10.14.18*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.14.19*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-1 (as amended) (incorporated by reference to Exhibit 10.13.23 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 15, 2023).

10.14.20*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form A (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

Exhibit Number	Exhibit Description
10.14.21*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form A (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.14.22*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.14.23*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.14.24*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.14.25*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Restricted Stock Unit Grant (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.14.26*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.14.27*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form A-2 (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.14.28*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.14.29*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form B-2 (for CEO, CFO and COO) (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.14.30*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.14.31*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 26, 2023).

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

10.17.1#*
American Water Works Company, Inc. Pension Plan for Employees, as amended and restated effective December 31, 2022 (incorporated by reference to Exhibit 10.16 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 15, 2023).

10.17.2*	American Water Works Company, Inc. Amendment 2023-1 to the Pension Plan for Employees (as amended and restated effective December 31, 2022), dated December 20, 2023 (filed herewith).
10.17.3*	American Water Works Company, Inc. Amendment 2023-2 to the Pension Plan for Employees (as amended and restated effective December 31, 2022), dated December 29, 2023 (filed herewith).
10.18.1#
Secured Seller Note Agreement, dated December 9, 2021, by and among Lakehouse Bidco Inc., Lakehouse Buyer Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Resources of Texas, LLC, American Water Resources of Florida, LLC, and American Water Enterprises, LLC (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 9, 2021).

10.18.2#
Amendment No. 1 to Secured Seller Note Agreement, dated as of February 2, 2024, by and among Lakehouse Bidco Inc., Lakehouse Buyer Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Resources of Texas, LLC, American Water Resources of Florida, LLC, and American Water Enterprises, LLC (incorporated by reference to Exhibit 10.1.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 5, 2024).

10.19
Revenue Share Agreement, dated December 9, 2021, by and among American Water Works Company, Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC and American Water Resources Holdings, LLC (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 9, 2021).

21.1	Subsidiaries of American Water Works Company, Inc. (filed herewith).
22.1	Guaranteed Securities (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of M. Susan Hardwick, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
32.2	Certification of John C. Griffith, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
97.1	American Water Works Company, Inc. Incentive-Based Compensation Recovery Policy, dated as of December 1, 2023 (filed herewith).
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Exhibit Description
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
#    Certain schedules and exhibits to this agreement have been omitted as permitted by rules or regulations of the SEC. The Company will furnish the omitted schedules and exhibits to the SEC upon request.
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
The Stock Purchase Agreement filed as Exhibit 2.1.1, the Membership Interest Purchase Agreement filed as Exhibit 2.2, the Secured Seller Note Agreement filed as Exhibit 10.18.1 and the Amendment to Secured Seller Note Agreement noted filed as Exhibit 10.18.2 to this Annual Report on Form 10-K have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of February, 2024.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ M. SUSAN HARDWICK
M. Susan Hardwick
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 14th day of February, 2024, by the following persons in the capacities indicated.

/s/ M. SUSAN HARDWICK	/s/ JEFFREY N. EDWARDS
M. Susan Hardwick President and Chief Executive Officer (Principal Executive Officer and Director)	Jeffrey N. Edwards (Director)
/s/ JOHN C. GRIFFITH	/s/ MARTHA CLARK GOSS
John C. Griffith Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Martha Clark Goss (Director)
/s/ MELISSA K. WIKLE	/s/ KIMBERLY J. HARRIS
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	Kimberly J. Harris (Director)
/s/ LAURIE P. HAVANEC	/s/ JULIA L. JOHNSON
Laurie P. Havanec (Director)	Julia L. Johnson (Director)
/s/ PATRICIA L. KAMPLING	/s/ KARL F. KURZ
Patricia L. Kampling (Director)	Karl F. Kurz (Board Chair)
/s/ MICHAEL L. MARBERRY
Michael L. Marberry (Director)