Form 10-Q
period 2024-03-31
American Water Works Company, Inc.
filed 2024-05-01
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 22, 2024
Common Stock, par value $0.01 per share	194,822,567

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
•the Company’s ability to successfully meet its operational growth projections, either individually or in the aggregate, and capitalize on growth opportunities, including, among other things, with respect to:
•acquiring, closing and successfully integrating regulated operations, including without limitation the Company’s ability to (i) obtain required regulatory approvals for such acquisitions, (ii) prevail in litigation or other challenges related to such acquisitions, and (iii) recover in rates the fair value of assets of the acquired regulated operations;
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
These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”) and in this Form 10-Q, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Property, plant and equipment	$32,780	$32,189
Accumulated depreciation	(6,757)	(6,751)
Property, plant and equipment, net	26,023	25,438
Current assets:
Cash and cash equivalents	584	330
Restricted funds	42	34
Accounts receivable, net of allowance for uncollectible accounts of $49 and $51, respectively	323	339
Income tax receivable	26	86
Unbilled revenues	316	302
Materials and supplies	115	112
Other	181	186
Total current assets	1,587	1,389
Regulatory and other long-term assets:
Regulatory assets	1,117	1,106
Secured seller promissory note from the sale of the Homeowner Services Group	795	720
Operating lease right-of-use assets	90	86
Goodwill	1,143	1,143
Other	331	416
Total regulatory and other long-term assets	3,476	3,471
Total assets	$31,086	$30,298
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,273,523 and 200,144,968 shares issued, respectively)	$2	$2
Paid-in-capital	8,561	8,550
Retained earnings	1,844	1,659
Accumulated other comprehensive loss	(8)	(26)
Treasury stock, at cost (5,451,187 and 5,414,867 shares, respectively)	(392)	(388)
Total common shareholders' equity	10,007	9,797
Long-term debt	12,566	11,715
Redeemable preferred stock at redemption value	3	3
Total long-term debt	12,569	11,718
Total capitalization	22,576	21,515
Current liabilities:
Short-term debt	—	179
Current portion of long-term debt	557	475
Accounts payable	231	294
Accrued liabilities	636	791
Accrued taxes	89	67
Accrued interest	131	93
Other	213	252
Total current liabilities	1,857	2,151
Regulatory and other long-term liabilities:
Advances for construction	367	352
Deferred income taxes and investment tax credits	2,742	2,717
Regulatory liabilities	1,460	1,481
Operating lease liabilities	78	73
Accrued pension expense	256	262
Other	195	196
Total regulatory and other long-term liabilities	5,098	5,081
Contributions in aid of construction	1,555	1,551
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$31,086	$30,298
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Operating revenues	$1,011	$938
Operating expenses:
Operation and maintenance	416	393
Depreciation and amortization	188	172
General taxes	81	78
Total operating expenses, net	685	643
Operating income	326	295
Other (expense) income:
Interest expense	(124)	(115)
Interest income	24	14
Non-operating benefit costs, net	9	9
Other, net	7	11
Total other (expense) income	(84)	(81)
Income before income taxes	242	214
Provision for income taxes	57	44
Net income attributable to common shareholders	$185	$170

Basic earnings per share:
Net income attributable to common shareholders	$0.95	$0.91
Diluted earnings per share:
Net income attributable to common shareholders	$0.95	$0.91
Weighted-average common shares outstanding:
Basic	195	186
Diluted	195	186

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2024	2023
Net income attributable to common shareholders	$185	$170
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax of $3 and $0 for the three months ended March 31, 2024 and 2023, respectively	19	(2)
Unrealized (loss) gain on available-for-sale fixed-income securities, net of tax of $1 and $0 for the three months ended March 31, 2024 and 2023, respectively	(1)	2
Net other comprehensive income	18	—
Comprehensive income attributable to common shareholders	$203	$170
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$185	$170
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	188	172
Deferred income taxes and amortization of investment tax credits	8	26
Provision for losses on accounts receivable	5	3
Pension and non-pension postretirement benefits	—	1
Other non-cash, net	4	(36)
Changes in assets and liabilities:
Receivables and unbilled revenues	(2)	(1)
Income tax receivable	60	18
Pension contributions	(11)	(10)
Accounts payable and accrued liabilities	(61)	(60)
Accrued taxes	24	44
Other assets and liabilities, net	(18)	(42)
Net cash provided by operating activities	382	285
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(609)	(526)
Acquisitions, net of cash acquired	(86)	(4)
Removal costs from property, plant and equipment retirements, net	(38)	(31)
Net cash used in investing activities	(733)	(561)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	1,391	8
Repayments of long-term debt	(449)	(4)
Net proceeds from common stock financing	—	1,688
Net short-term repayments with maturities less than three months	(179)	(1,175)
Advances and contributions in aid of construction, net of refunds of $9 and $7 for the three months ended March 31, 2024 and 2023, respectively	3	10
Debt issuance costs	(14)	—
Dividends paid	(138)	(119)
Other, net	(1)	(7)
Net cash provided by financing activities	613	401
Net increase in cash, cash equivalents and restricted funds	262	125
Cash, cash equivalents and restricted funds at beginning of period	364	117
Cash, cash equivalents and restricted funds at end of period	$626	$242
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$422	$338
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
Net income attributable to common shareholders	—	—	—	185	—	—	—	185
Common stock issuances (a)	0.2	—	11	—	—	—	(4)	7
Net other comprehensive income	—	—	—	—	18	—	—	18
Balance as of March 31, 2024	200.3	$2	$8,561	$1,844	$(8)	(5.5)	$(392)	$10,007
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Common stock issuances (a)	12.7	—	1,695	—	—	—	(11)	1,684
Balance as of March 31, 2023	200.1	$2	$8,519	$1,437	$(23)	(5.4)	$(388)	$9,547
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2024, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and Notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of March 31, 2024:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Segment Reporting	The guidance in this standard expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. Additionally, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit and loss, provides new segment disclosure requirements for entities with a single reportable segment, and other disclosure requirements.	Fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024	Retrospective	The Company is evaluating the impact on its Consolidated Financial Statements.
Income Taxes	The guidance in this standard requires disclosure of a tax rate reconciliation table, in both percentages and reporting currency amounts, which includes additional categories of information about federal, state, and foreign income taxes and provides further details about reconciling items in certain categories that meet a quantitative threshold. The guidance also requires an annual disclosure of income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes paid, and further disaggregated by jurisdiction based on a quantitative threshold. The standard includes other disclosure requirements and eliminates certain existing disclosure requirements.	January 1, 2025	Prospective, with retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Property, Plant and Equipment
The New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The Company was qualified to receive the tax credits over a 10-year period commencing in 2019.
In the first quarters of 2024 and 2023, the NJEDA issued the utilization certificates for the 2021 and 2020 tax credits, respectively, to the Company in the amount of $16 million each. The Company sold these tax credits to an external party for $15 million each. As of March 31, 2024, the Company had assets of $15 million in other current assets and $90 million in other long-term assets on the Consolidated Balance Sheets for the 2022 through 2028 tax credits. As of December 31, 2023, the Company had assets of $32 million in other current assets and $90 million in other long-term assets on the Consolidated Balance Sheets for the 2021 through 2028 tax credits. The Company has made the necessary annual filing for the year ended December 31, 2022, and expects to make the 2023 filing in the second quarter of 2024, prior to the required filing deadline. The submitted filing, for the 2022 tax credits, is under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize these credits in 2024.

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
Presented in the table below are the changes in the allowance for uncollectible accounts for the three months ended March 31:

	2024	2023
Balance as of January 1	$(51)	$(60)
Amounts charged to expense	(5)	(3)
Amounts written off	8	5
Other, net (a)	(1)	3
Balance as of March 31	$(49)	$(55)
(a)This portion of the allowance for uncollectible accounts is primarily related to COVID-19 related regulatory asset activity.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2024:

	Effective Date	Amount
General rate cases by state:
West Virginia	February 25, 2024	$18
Indiana, Step Increase	February 21, 2024	25
Total general rate case authorizations		$43
On March 4, 2024, the West Virginia Public Service Commission issued an order approving the adjustment of base rates requested in a rate case filed on May 1, 2023, by the Company’s West Virginia subsidiary. The general rate case order approved an $18 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $7 million, based on an authorized return on equity of 9.8%, authorized rate base of $886 million, which reflects capital investments through February 2024, a common equity ratio of 50.1% and a long-term debt ratio of 49.9%. The increased water and wastewater revenues related to the base rate adjustment are being driven primarily by (i) $220 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
On February 14, 2024, the Indiana Utility Regulatory Commission issued an order approving the adjustment of base rates requested in a rate case filed on March 31, 2023, by the Company’s Indiana subsidiary. The general rate case order approved a $66 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges, based on an authorized return on equity of 9.65%, authorized rate base of $1.84 billion, a common equity ratio of 56.15% and a debt ratio of 43.85%. For purposes of determining rates, the adjustment is based on an equity component of 48.19% due to the regulatory practice in Indiana of including certain zero-cost items or tax credit balances in the capital structure calculation. The annualized revenue increase will include three step increases, with $25 million of the increase to be included in rates in February 2024, $17 million in May 2024, and $24 million in May 2025. The increases are being driven primarily by (i) over $875 million of water and wastewater system capital investments since the completion of the Indiana subsidiary’s last rate case and through April 30, 2025, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.

Pending General Rate Case Filings
On May 1, 2024, the Company’s Iowa subsidiary filed a general rate case requesting approximately $21 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 52.57% and debt component of 47.43%. The requested annualized revenue increase is driven primarily by approximately $157 million in capital investments made and to be made by the Iowa subsidiary through March 2026.
On May 1, 2024, the Company’s Tennessee subsidiary filed a general rate case requesting approximately $14 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 54.52% and debt component of 45.48%. The requested annualized revenue increase is driven primarily by approximately $173 million in capital investments made and to be made by the Tennessee subsidiary through December 2025.
On January 25, 2024, the Company’s Illinois subsidiary filed tariffs for new water and wastewater rates. The request seeks a two-step rate increase consisting of aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $132 million, excluding infrastructure surcharges of $5 million, effective January 1, 2025, based on a future test year through December 31, 2025, with average rate base and a capital structure with an equity component of 52.27% and a debt component of 47.73%, and (ii) approximately $16 million effective January 1, 2026, based on a future test year to include end of period rate base and a capital structure with an equity component of 54.43% and a debt component of 45.57%. The requested increases are driven primarily by an estimated $557 million in capital investments to be made by the Illinois subsidiary from January 2024 through December 2025. The request also proposes a treatment and compliance rider to address recovery of future environmental compliance investments, and a modification to the existing volume balancing account mechanism to include full production cost recovery.
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
On December 15, 2023, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2025. On February 2, 2024, the California Public Utilities Commission (“CPUC”) granted the request for a one year extension of the cost of capital filing to May 1, 2025, to set its authorized cost of capital beginning January 1, 2026.
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
On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 45.67% and a debt and other component of 54.33%. The requested increase is driven by approximately $110 million in capital investments between May 2023 and April 2025. The request also proposed a revenue decoupling mechanism and seeks deferral of certain production cost adjustments. Interim rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund.
On June 30, 2023, the Company’s Kentucky subsidiary filed a general rate case requesting $26 million in additional annualized revenues, excluding infrastructure surcharges of $10 million. Proposed rates were effective on an interim basis on February 6, 2024, and the difference between the interim and final approved rates is subject to refund. The request is based on a proposed return on common equity of 10.75% and a proposed capital structure with a common equity component of 52.45%. An order is expected in the general rate case in May of 2024.

On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million. On November 17, 2023, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office, which would determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary to be $20 million in the 2024 test year, $16 million in the 2025 escalation year, and $15 million in the 2026 attrition year. The partial settlement agreement addresses the California subsidiary’s revenue requirement request but does not address rate design or certain other matters, such as the requested inclusion and implementation of a revenue stability mechanism to separate the California subsidiary’s revenue and water sales. New rates would be implemented retroactively to January 1, 2024, upon a final decision issued by the CPUC approving the partial settlement agreement and resolving the other issues not addressed by the partial settlement agreement, which is expected to occur in the second half of 2024.
Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2024:

	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	April 30, 2024	$9
Pennsylvania	April 1, 2024	7
Iowa	March 1, 2024	1
West Virginia (a)	March 1, 2024	7
Missouri	January 20, 2024	26
Illinois	January 1, 2024	5
Total infrastructure surcharge authorizations		$55
(a)On March 5, 2024, the West Virginia Public Service Commission directed the Company’s West Virginia subsidiary to interpret the distribution system improvement charge (“DSIC”) Order as having included within the DSIC the three-year amortization of a prior authorized deferral associated with a large treatment plant project. The inclusion of this deferral increased the net incremental revenue by $0.7 million to a total of $6.6 million effective March 1, 2024.
Pending Infrastructure Surcharge Filings
On March 1, 2024, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $20 million in additional annualized revenues.
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
Presented in the table below are operating revenues disaggregated for the three months ended March 31, 2024:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$502	$2	$504
Commercial	186	1	187
Fire service	41	—	41
Industrial	42	—	42
Public and other	55	1	56
Total water services	826	4	830
Wastewater services:
Residential	59	—	59
Commercial	16	—	16
Industrial	2	—	2
Public and other	8	—	8
Total wastewater services	85	—	85
Miscellaneous utility charges	9	—	9
Alternative revenue programs	—	2	2
Lease contract revenue	—	2	2
Total Regulated Businesses	920	8	928
Other	83	—	83
Total operating revenues	$1,003	$8	$1,011
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
Contract assets of $108 million and $95 million are included in unbilled revenues on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. Contract liabilities of $63 million and $63 million are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively. Revenues recognized for the three months ended March 31, 2024 and 2023, from amounts included in contract liabilities were $21 million and $33 million, respectively.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of March 31, 2024, the Company’s operation and maintenance (“O&M”) and capital improvement contracts in the MSG and the Contract Services Group have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.2 billion as of March 31, 2024, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $666 million as of March 31, 2024, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions
On March 11, 2024, the Company's Illinois subsidiary completed the acquisition of a wastewater treatment plant and related assets from Granite City for a cash purchase price of $86 million, which added approximately 26,000 wastewater customers, including 15,500 customers indirectly in surrounding communities. Assets acquired from this acquisition, principally utility plant, totaled $91 million and liabilities assumed totaled $5 million. This acquisition was accounted for as a business combination and the preliminary purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the periods ended March 31, 2024 and 2023.
Pending Acquisitions
Effective March 24, 2023, the Company’s Pennsylvania subsidiary acquired the rights to buy the wastewater system assets of the Township of Towamencin, for an aggregate purchase price of $104 million, subject to adjustment as provided in the asset purchase agreement. This system provides wastewater services to approximately 6,300 customer connections in seven townships in Montgomery County, Pennsylvania. The Company expects to close this acquisition upon final regulatory approval.
On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the public wastewater collection and treatment system assets (the “System Assets”) from the Butler Area Sewer Authority. On November 9, 2023, the Pennsylvania Public Utility Commission (the “PaPUC”) approved a settlement agreement without modification with respect to the Company’s Pennsylvania subsidiary’s application to acquire the System Assets from the Butler Area Sewer Authority for a purchase price of $230 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 15,000 customer connections. On December 14, 2023, Center Township and Summit Township filed appeals with the Pennsylvania Commonwealth Court seeking to reverse the order entered by the PaPUC approving the sale of the System Assets. On December 29, 2023, the Company’s Pennsylvania subsidiary filed applications with the Commonwealth Court seeking to dismiss the appeals and requesting expedited consideration. By order dated February 1, 2024, the Commonwealth Court deferred deciding the application to dismiss the appeals and directed that the issues raised by the applications to dismiss are to be considered as part of the merits of the appeals and that the disposition of the appeals was to be expedited. Based on the court’s schedule, the Company estimates that the disposition of the appeals could occur as soon as the second quarter of 2024.
Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests in subsidiaries that comprised the Homeowner Services Group (“HOS”) to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion. The consideration at closing was comprised of $480 million in cash, a secured seller promissory note payable in cash and issued by the Buyer in the principal amount of $720 million, with an interest rate of 7.00% per year, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023.

On February 2, 2024, the secured seller note was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of the $75 million contingent cash payment payable under the HOS sale agreement. In addition, the interest rate payable on the secured seller note has increased from 7.00% per year to 10.00% per year until maturity. The Company recognized $17 million and $13 million of interest income during the three months ended March 31, 2024 and 2023, respectively, from the secured seller note. The secured seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants. Certain of these covenants have been amended, including to provide for annual reductions of specified debt incurrence ratios. Furthermore, the amendment to the secured seller note eliminated the conditional right, beginning December 9, 2024, to require a repayment, without premium or penalty, of 100% of the outstanding principal amount in full in cash together with all accrued and unpaid interest and other obligations thereunder. The final maturity date of the secured seller note remains December 9, 2026. The repayment obligations of the Buyer under the seller note are secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions.
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
Note 6: Shareholders’ Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2024 and 2023, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain on Fixed-Income Securities	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
Other comprehensive income before reclassifications	—	—	—	19	(1)	18
Net other comprehensive income	—	—	—	19	(1)	18
Balance as of March 31, 2024	$(96)	$1	$74	$10	$3	$(8)

Balance as of December 31, 2022	$(93)	$1	$70	$(1)	$—	$(23)
Other comprehensive income before reclassifications	—	—	—	(2)	2	—
Net other comprehensive income	—	—	—	(2)	2	—
Balance as of March 31, 2023	$(93)	$1	$70	$(3)	$2	$(23)
The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive loss directly to net income in its entirety, as a portion of these costs have been deferred as a regulatory asset. These accumulated other comprehensive loss components are included in the computation of net periodic pension cost.
The amortization of the gain (loss) on cash flow hedges is reclassified to net income during the period incurred and is included in Interest expense in the accompanying Consolidated Statements of Operations.
An unrealized gain (loss) on available-for-sale fixed-income securities is reclassified to net income upon sale of the securities as a realized gain or loss and is included in Other, net in the accompanying Consolidated Statements of Operations.

Dividends
On March 1, 2024, the Company paid a quarterly cash dividend of $0.7075 per share to shareholders of record as of February 8, 2024.
On May 1, 2024, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.7650 per share, payable on June 3, 2024, to shareholders of record as of May 14, 2024. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On February 23, 2024, American Water Capital Corp. (“AWCC”) completed a $1.4 billion debt offering, which included the sale of $700 million aggregate principal amount of its 5.150% senior notes due 2034 and $700 million aggregate principal amount of its 5.450% senior notes due 2054. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1,381 million. AWCC is using the net proceeds of the offering (1) to lend funds to American Water and the Regulated Businesses; (2) to repay at maturity AWCC’s 3.850% Senior Notes due 2024; (3) to repay AWCC’s commercial paper obligations; and (4) for general corporate purposes.
During the three months ended March 31, 2024, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $449 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 7.17%, a weighted average interest rate of 4.16%, and maturity dates ranging from 2024 to 2051.
The Company had entered into 15 treasury lock agreements through February 2024, with notional amounts totaling $825 million. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In February 2024, the Company terminated the treasury lock agreements realizing a pre-tax net gain of $14 million, to be amortized through Interest expense over a 10-year period or 30-year period, in accordance with the tenor of the notes issued on February 23, 2024.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2024 or 2023.
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

Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility, and, in the future, issuances of equity. AWCC maintains an unsecured revolving credit facility which provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 26, 2028. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit for the issuance of up to $150 million in letters of credit. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods, as to which one such extension request remains. As of March 31, 2024 and December 31, 2023, there were no borrowings under the revolving credit facility. As of March 31, 2024 and December 31, 2023, there were $75 million of outstanding letters of credit under the revolving credit facility.
At March 31, 2024, there was no outstanding short-term debt as the net proceeds of the debt offering on February 23, 2024, were used to repay the outstanding short-term commercial paper obligations. See Note 7—Long-Term Debt for additional information relating to the debt offering on February 23, 2024.
At December 31, 2023, short-term debt consisting of commercial paper borrowings totaled $180 million, or net of discount $179 million. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 5.51% and there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2024
	Commercial Paper Limit	Letters of Credit	Total (a)

Total availability	$2,600	$150	$2,750
Outstanding debt	—	(75)	(75)
Remaining availability as of March 31, 2024	$2,600	$75	$2,675
(a)Total remaining availability of $2.68 billion as of March 31, 2024, was accessible through revolver draws.

	As of December 31, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)

Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.50 billion as of December 31, 2023, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2024 and December 31, 2023, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity

Available liquidity as of March 31, 2024	$584	$2,675	$3,259
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
Note 9: Income Taxes
The Company’s effective income tax rate was 23.6% and 20.6% for the three months ended March 31, 2024 and 2023, respectively. The increase in the Company’s effective income tax rate for the three months ended March 31, 2024, was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders and a decrease in deductions related to payments of stock-based compensation benefits.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024 and expects to owe CAMT in excess of the regular tax liability. In the absence of an extension of the Internal Revenue Service (“IRS”) and the U.S. Treasury Notice 2023-42 (which provides relief of penalties related to the 2023 estimated tax payments associated with the CAMT liability), the Company will begin including the CAMT liability with its estimated cash payments in 2024. The Company will continue to evaluate the impacts of the IRA as the U.S. Treasury and the IRS issue additional guidance.
Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended March 31,
	2024	2023
Components of net periodic pension benefit cost:
Service cost	$5	$4
Interest cost	21	22
Expected return on plan assets	(24)	(23)
Amortization of prior service credit	(1)	(1)
Amortization of actuarial loss	6	4
Net periodic pension benefit cost	$7	$6

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1
Interest cost	3	4
Expected return on plan assets	(3)	(3)
Amortization of prior service credit	(8)	(8)
Amortization of actuarial loss	—	1
Net periodic other postretirement benefit credit	$(7)	$(5)
The Company contributed $11 million and $10 million for the funding of its defined benefit pension plans for the three months ended March 31, 2024 and 2023, respectively. The Company expects to make pension contributions to the plan trusts of $33 million during the remainder of 2024.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2024, the Company has accrued approximately $6 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $2 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.

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

On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. On January 12, 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. On February 9, 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. On September 21, 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. On October 12, 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On December 1, 2023, TAWC filed a memorandum in opposition to the amended class definition. On January 18, 2024, and April 19, 2024, the court heard oral argument on the motions. On April 19, 2024, the court provided an oral ruling denying the amended class and incorporating its denial of the original class. A written order will be drafted, and when entered, the Tennessee Plaintiffs will have a right under state law to appeal the denial of class certification.
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
On November 10, 2023, a break was reported in a low-pressure natural gas main located near the affected WVAWC water main, and an inflow of water into the natural gas main and associated delivery pipelines occurred. The natural gas main and pipelines are owned by Mountaineer Gas Company, a regulated natural gas distribution company serving over 220,000 customers in West Virginia (“Mountaineer Gas”). The resulting inflow of water into the natural gas main and related pipelines resulted in a loss of natural gas service to approximately 1,500 Mountaineer Gas customers, as well as water entering customer service lines and certain natural gas appliances owned or used by some of the affected Mountaineer Gas customers. Mountaineer Gas reported that restoration of natural gas service to all affected gas mains occurred on November 24, 2023. The timing, order and causation of both the WVAWC water main break and Mountaineer Gas’s main break are currently unknown and under investigation.
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
On January 4, 2024, a fourth complaint, captioned Thomas v. West Virginia-American Water Company and Mountaineer Gas Company, was filed in West Virginia Circuit Court in Kanawha County asserting similar allegations as those included in the Ruffin, Toliver and Dodson lawsuits, with the addition of counts alleging unjust enrichment and violations of the West Virginia Human Rights Act and the West Virginia Consumer Credit and Protection Act.
On November 17, 2023, the Ruffin plaintiff filed a motion to consolidate the class action lawsuits before a single judge in Kanawha County Circuit Court. The motion was granted orally as to all four class action lawsuits but no written order has yet been entered.
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. On March 6, 2024, the motion to transfer the complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company to the West Virginia Business Court was granted and trial and resolution judges were assigned. WVAWC’s partial motion to dismiss this lawsuit remains pending.
On December 20, 2023, Mountaineer Gas filed answers to each of the first three class action lawsuits, which included cross-claims against WVAWC alleging that Mountaineer Gas is without fault for the claims and damages alleged in the lawsuits and WVAWC should be required to indemnify Mountaineer Gas for any damages and for attorneys’ fees and expenses incurred by Mountaineer Gas in the lawsuits. WVAWC has filed a partial motion to dismiss certain claims in the Ruffin, Toliver, Dodson and Thomas lawsuits and a motion to dismiss the cross-claims asserted against WVAWC therein by Mountaineer Gas. Mountaineer Gas subsequently voluntarily dismissed its cross-claims. On January 30, 2024, a motion was filed with the West Virginia Supreme Court on behalf of the Toliver plaintiff to refer the four class action complaints and the Mountaineer Gas complaint to the West Virginia Mass Litigation Panel. On February 7, 2024, WVAWC filed a motion joining in that referral request. On February 19, 2024, Mountaineer Gas filed a motion opposing the referral of the four class action complaints and the Mountaineer Gas complaint to the West Virginia Mass Litigation Panel. On March 28, 2024, the Kanawha County Circuit Court trial judge filed a memorandum opposing the referral. The referral motion remains pending with the Chief Justice of the West Virginia Supreme Court.
On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. In light of the diminishing number of new claims being filed, the claims process was concluded on March 8, 2024. As of March 31, 2024, a total of 557 Mountaineer Gas customers completed this claims process, with another 87 claims to be completed, and the completed claimants were paid by WVAWC an average of approximately $1,500 each. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
On November 16, 2023, the Public Service Commission of West Virginia (the “WVPSC”) issued an order initiating a general investigation into both the water main break and natural gas outages occurring in this incident to determine the cause or causes thereof, as well as breaks and outages generally throughout the systems of WVAWC and Mountaineer Gas and the utility practices of both utilities. Following a series of disagreements among the parties regarding the scope of discovery, the WVPSC closed the general investigation into both utilities and ordered a separate general investigation for each utility. The WVPSC focused the two general investigations away from the cause of the events and instead on the maintenance practices of each utility during and after the main breaks. On January 29, 2024, the Consumer Advocate Division of the WVPSC filed a motion to intervene in the WVAWC general investigation. WVAWC is cooperating with its general investigation. On March 1, 2024, the staff of the WVPSC issued an initial memorandum in each separate general investigation for Mountaineer Gas and WVAWC. On April 24, 2024, the staff issued a final joint memorandum in the Mountaineer Gas general investigation stating its view that Mountaineer Gas responded appropriately, reasonably and according to Mountaineer Gas’s written procedures. The staff is making no recommendations for improvements to Mountaineer Gas and is recommending that the Mountaineer Gas general investigation be closed. Both general investigations remain pending, and the due date for the staff memorandum in the WVAWC general investigation is July 24, 2024.

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
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $248 million in aggregate costs as of March 31, 2024, related to the Water Supply Project, which includes $76 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until 2024 at the earliest. On December 5, 2022, the CPUC issued a final decision that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022, final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. This decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding, and further evidentiary hearings were held in March 2024.

While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the Orders, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $112 million in aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its 2016 final decision and its December 2022 final decision, as amended by its March 30, 2023, rehearing decision.
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
Following the issuance of the coastal development permit, Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2023, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2024 and future years may be impacted by a number of factors, including, without limitation, potential recurrence of drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The Orders remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the Orders.
Cal Am’s Action for Damages Following Termination of Regional Desalination Project (“RDP”)
In 2010, the CPUC had approved the RDP, which was a precursor to the current Water Supply Project and called for the construction of a desalination facility in the City of Marina. The RDP was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among MCWD, Cal Am and the Monterey County Water Resources Agency (“MCWRA”). In 2011, due to a conflict of interest concerning a former member of MCWRA’s Board of Directors, MCWRA stated that the Agreements were void, and, as a result, Cal Am terminated the Agreements. In ensuing litigation filed by Cal Am in 2012 to resolve the termination of the RDP, the court in 2015 entered a final judgment agreeing with Cal Am’s position that four of the five Agreements are void, and one, the credit line agreement, is not void. As a result of this litigation, Cal Am was permitted to institute further proceedings, discussed below, to determine the amount of damages that may be awarded to Cal Am as a result of the failure of the RDP.

In 2015, Cal Am and MCWRA filed a complaint in San Francisco County Superior Court against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”), seeking to recover compensatory, consequential and incidental damages associated with the failure of the RDP, as well as punitive and treble damages, statutory penalties and attorneys’ fees. In 2019, MCWD was granted a motion for summary judgment related to the tort claims in the complaint. A settlement as to the non-tort claims was finalized and entered into in March 2020. In July 2020, Cal Am appealed the grant of summary judgment on MCWD’s tort claims, and in December 2022, the trial court’s decision was reversed with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. The trial court’s prior trial date of May 6, 2024, for Cal Am’s remaining tort claims against MCWD, has been vacated, and a new trial date will be set for later in the year.
Proposed Acquisition of Monterey System Assets — MPWMD Condemnation Action
Local Agency Formation Commission Litigation
The water system assets of Cal Am located in Monterey, California (the “Monterey system assets”) are the subject of a condemnation action by the MPWMD stemming from a November 2018 public ballot initiative. In 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (1) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (2) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (3) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In 2020, the MPWMD certified a final environmental impact report, analyzing the environmental impacts of the MPWMD’s project to (1) acquire the Monterey system assets through the power of eminent domain, if necessary, and (2) expand its geographic boundaries to include all parts of this system.
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
On December 11, 2023, the Monterey County Superior Court issued a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey system assets) and to re-hear the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. As a result, the LAFCO denial has been nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. On February 8, 2024, and February 9, 2024, respectively, Cal Am and LAFCO each filed a notice of appeal with the California Court of Appeals regarding the Monterey County Superior Court’s decision to issue the writ of mandate. The MPWMD filed a notice of cross-appeal on February 15, 2024. Cal Am is evaluating potential additional actions to seek to uphold LAFCO’s denial of the MPWMD’s application, including filing other challenges and/or making suitable presentations at a subsequent LAFCO rehearing.
MPWMD Condemnation Actions
Separate from the proceedings related to the MPWMD’s application with LAFCO, by letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets. On December 15, 2023, the MPWMD filed a lawsuit in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit seeking to condemn Cal Am’s Monterey system assets. Cal Am’s motion asserts that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. The motion is scheduled for a hearing on May 3, 2024.
While the Company cannot currently predict the outcome of the MPWMD’s eminent domain lawsuit, the Company believes that, given existing legal precedent related to similar attempts by public agencies in California to take over water systems and its other defenses, Cal Am should be able to defend itself successfully against this lawsuit.

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
As of March 31, 2024, $0.5 million of the aggregate Settlement amount of $126 million remains reflected in accrued liabilities, and $0.5 million in an offsetting insurance receivable remains reflected in other current assets on the Consolidated Balance Sheets pending resolution of all asserted actual or potential claims associated with this matter. The amount reflected in accrued liabilities reflects the status of the liability and the offsetting insurance receivable reflected in other current assets, each as of March 31, 2024.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to common shareholders	$185	$170

Denominator:
Weighted-average common shares outstanding—Basic	195	186
Effect of dilutive common stock equivalents	—	—
Weighted-average common shares outstanding—Diluted	195	186
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2024 and 2023, because their effect would have been anti-dilutive under the treasury stock method.
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

Secured seller promissory note from the sale of the Homeowner Services Group—The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS, is $795 million and $720 million as of March 31, 2024 and December 31, 2023, respectively. On February 2, 2024, the secured seller promissory note from the sale of HOS was amended to increase the principal amount, in full satisfaction of a $75 million contingent cash payment, see Note 5—Acquisitions and Divestitures for additional information. This amount represents the principal amount owed under the secured seller promissory note, for which the Company expects to receive full payment. The accounting fair value measurement of the secured seller promissory note approximated $789 million and $704 million as of March 31, 2024 and December 31, 2023, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller promissory note is classified as Level 3 within the fair value hierarchy.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of March 31, 2024
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,123	10,402	1,035	653	12,090

	As of December 31, 2023
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	12,190	9,575	1,044	757	11,376
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$42	$—	$—	$42
Rabbi trust investments	25	—	—	25
Deposits	8	—	—	8
Other investments
Money market and other	20	—	—	20
Fixed-Income Securities	135	6	—	141
Total assets	230	6	—	236

Liabilities:
Deferred compensation obligations	29	—	—	29
Total liabilities	29	—	—	29
Total assets	$201	$6	$—	$207

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$34	$—	$—	$34
Rabbi trust investments	22	—	—	22
Deposits	8	—	—	8
Other investments
Money market and other	26	—	—	26
Fixed-Income Securities	140	6	—	146
Total assets	230	6	—	236

Liabilities:
Deferred compensation obligations	27	—	—	27
Mark-to-market derivative liability	—	8	—	8
Total liabilities	27	8	—	35
Total assets	$203	$(2)	$—	$201
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

The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $72 million and $62 million in other current assets, as of March 31, 2024 and December 31, 2023, respectively, and $90 million and $111 million in other long-term assets, as of March 31, 2024 and December 31, 2023, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed income securities as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$138	$6	$3	$141

	As of December 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$143	$6	$3	$146
The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of March 31, 2024, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$98
1 year - 5 years	30
5 years - 10 years	4
Greater than 10 years	9
Total	$141
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $144 million as of March 31, 2024 and December 31, 2023. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $3 million in 2024, $4 million in 2025 through 2028, and $41 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $3 million for the three months ended March 31, 2024 and March 31, 2023.
For the three months ended March 31, 2024, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, was $3 million. For the three months ended March 31, 2024, there were ROU assets obtained in exchange for new operating lease liabilities of $6 million.

As of March 31, 2024, the weighted-average remaining lease term of the operating leases was 18 years, and the weighted-average discount rate of the operating leases was 5%.
The future maturities of lease liabilities as of March 31, 2024, were $8 million in 2024, $10 million in 2025, $9 million in 2026, $9 million in 2027, $7 million in 2028, and $89 million thereafter. As of March 31, 2024, imputed interest was $48 million.
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
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended March 31, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$928	$83	$1,011
Depreciation and amortization	184	4	188
Total operating expenses, net	611	74	685
Interest expense	(97)	(27)	(124)
Interest income	3	21	24
Provision for income taxes	53	4	57
Net income attributable to common shareholders	185	—	185
Total assets	27,807	3,279	31,086
Cash paid for capital expenditures	603	6	609

	As of or for the Three Months Ended March 31, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$860	$78	$938
Depreciation and amortization	169	3	172
Total operating expenses, net	572	71	643
Interest expense	(87)	(28)	(115)
Interest income	1	13	14
Provision for (benefit from) income taxes	46	(2)	44
Net income (loss) attributable to common shareholders	174	(4)	170
Total assets	25,626	2,660	28,286
Cash paid for capital expenditures	524	2	526

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements” and elsewhere in this Form 10-Q. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings.
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
Financial Results
For the three months ended March 31, 2024, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $0.95, an increase of $0.04, as compared to the same period in the prior year. The increase was primarily driven by the implementation of new rates in the Regulated Businesses from its capital and acquisition investments, offset somewhat by increased production and employee related costs, higher financing costs to fund the capital investment plan, including the 2023 equity issuance, and $0.05 per share of net unfavorable one-time items year-over-year. Results for the three months ended March 31, 2024, include additional interest income of $0.02 per share, resulting from the early 2024 amendment to the secured seller note from the sale of the former HOS business.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) the addition of approximately 4,400 new customers through organic growth in existing systems. The Company plans to invest approximately $3.1 billion in these growth strategies in 2024. During the first three months of 2024, the Company invested $720 million, primarily in the Regulated Businesses, as discussed below.
Growth and Optimization
•$634 million capital investment, primarily in the Regulated Businesses for infrastructure improvements and replacements; and
•$86 million to fund the Company’s Illinois subsidiary’s acquisition of a wastewater treatment plant and related assets from Granite City, which treatment plant serves approximately 26,000 customers, including 15,500 customers indirectly in surrounding communities
Effective March 24, 2023, the Company’s Pennsylvania subsidiary acquired the rights to buy the wastewater system assets of the Township of Towamencin, for an aggregate purchase price of $104 million, subject to adjustment as provided in the asset purchase agreement. This system provides wastewater services to approximately 6,300 customer connections in seven townships in Montgomery County, Pennsylvania. The Company expects to close this acquisition upon final regulatory approval.

On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the public wastewater collection and treatment system assets (the “System Assets”) from the Butler Area Sewer Authority. On November 9, 2023, the Pennsylvania Public Utility Commission (the “PaPUC”) approved a settlement agreement without modification with respect to the Company’s Pennsylvania subsidiary’s application to acquire the System Assets from the Butler Area Sewer Authority for a purchase price of $230 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 15,000 customer connections. On December 14, 2023, Center Township and Summit Township filed appeals with the Pennsylvania Commonwealth Court seeking to reverse the order entered by the PaPUC approving the sale of the System Assets. On December 29, 2023, the Company’s Pennsylvania subsidiary filed applications with the Commonwealth Court seeking to dismiss the appeals and requesting expedited consideration. By order dated February 1, 2024, the Commonwealth Court deferred deciding the application to dismiss the appeals and directed that the issues raised by the applications to dismiss are to be considered as part of the merits of the appeals and that the disposition of the appeals was to be expedited. Based on the court’s schedule, the Company estimates that the disposition of the appeals could occur as soon as the second quarter of 2024.
In December 2020, the Company’s Pennsylvania subsidiary entered into an agreement (an acquisition intended to comply with Act 12 (discussed below)) to acquire the wastewater collection system assets of Brentwood Borough (“Brentwood”) for a purchase price of approximately $19 million. On February 22, 2024, the PaPUC denied the Pennsylvania subsidiary’s application to acquire Brentwood. On April 3, 2024, the Pennsylvania subsidiary filed an appeal of the decision with the Pennsylvania Commonwealth Court, asserting, among other things, the PaPUC did not apply the correct legal standard in its decision. The Company cannot currently predict the outcome of this appeal, and the matter remains pending.
As of March 31, 2024, the Company had entered into 26 agreements with a total aggregate purchase price of $517 million for pending acquisitions in the Regulated Businesses, including the agreements discussed above, to add approximately 66,800 additional customers. Four of these 26 agreements, representing an aggregate purchase price of $251 million (including Butler Area Sewer Authority, discussed above) and serving approximately 18,800 customers, have received commission approval. The remaining pending acquisitions, including 13,400 customers under Act 12, require regulatory approval to complete.
On February 7, 2024, the PaPUC proposed the Tentative Supplemental Implementation Order which seeks to make certain changes to the process by which the PaPUC considers and decides applications to acquire water and wastewater assets under Pennsylvania’s existing utility valuation law, known as Act 12 of 2016 (“Act 12”). The Tentative Supplemental Implementation Order proposes, among other things, a reasonableness review ratio that would be applied to help guide the determination on the overall prudency of the transaction and reasonableness of the purchase price. The public comment period on the proposed Tentative Supplemental Implementation Order has ended and a final order is expected soon. Separately, draft legislation has also been proposed in the Pennsylvania House of Representatives that would amend Act 12 and establish new guidelines for evaluating applicable acquisitions. The Company cannot currently predict the outcome of these or other legislative initiatives, or their impacts, but the Company intends to continue to support outcomes that allow for consolidation and investment in water and wastewater infrastructure in Pennsylvania and in its other regulated jurisdictions.
Other Matters
Environmental, Health and Safety, and Water Quality Regulation
On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) announced a final National Primary Drinking Water Regulation (“NPDWR”) for six PFAS, including perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), perfluorononanoic acid (“PFNA”), hexafluoropropylene oxide dimer acid (“HFPO-DA”, commonly known as “GenX Chemicals”), perfluorohexane sulfonic acid (“PFHxS”), and perfluorobutane sulfonic acid (“PFBS”). The NPDWR establishes legally enforceable levels, called Maximum Contaminant Levels (“MCLs”), for PFAS in drinking water. Utilities will be required to complete their initial monitoring for PFAS by 2027, followed by ongoing compliance monitoring. Utilities will be required to comply with the new MCLs by April 2029, implementing solutions to reduce PFAS levels where needed. Beginning in April 2029, utilities that exceed any of the PFAS MCLs will be required to provide notification to the public of the violation.
The Company performed an initial review of the NPDWR, when it was proposed by the EPA in March 2023, to assess the MCL requirements for PFAS and the application of the Hazard Index approach for PFNA, PFBS, PFHxS, and GenX Chemicals. While the proposed MCLs were finalized without change, EPA also set MCLs for three of the four PFAS analytes included in the Hazard Index as part of the final rule. Subject to the Company’s continuing review of the NPDWR and the adoption of more stringent requirements by state environmental regulators, as previously disclosed, the Company estimates an investment of approximately $1 billion of capital expenditures to install additional treatment facilities over a five-year period in order to comply with the new regulations. Additionally, the Company estimates that it will incur annual operating expenses of up to approximately $50 million related to testing and treatment, with the majority of the operating expenses beginning after the April 2029 compliance deadline. The actual expenses may differ from these estimates and will be dependent upon the Company completing its review and analysis of the NPDWR.

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
On April 19, 2024, the EPA issued a final rule to designate PFOA and PFOS as hazardous substances under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). American Water is evaluating the final rule. The Company, along with a coalition (Water Coalition Against PFAS) of many other water and wastewater organizations, is actively advocating for and supporting bipartisan legislation that would provide PFAS liability protections under CERCLA for water and wastewater systems, as passive receivers of PFAS, and to hold polluters, and not the public or customers, accountable for PFAS related liability.
Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2024:

(In millions)	Effective Date	Amount
General rate cases by state:
West Virginia	February 25, 2024	$18
Indiana, Step Increase	February 21, 2024	25
Total general rate case authorizations		$43
On March 4, 2024, the West Virginia Public Service Commission issued an order approving the adjustment of base rates requested in a rate case filed on May 1, 2023, by the Company’s West Virginia subsidiary. The general rate case order approved an $18 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $7 million, based on an authorized return on equity of 9.8%, authorized rate base of $886 million, which reflects capital investments through February 2024, a common equity ratio of 50.1% and a long-term debt ratio of 49.9%. The increased water and wastewater revenues related to the base rate adjustment are being driven primarily by (i) $220 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
On February 14, 2024, the Indiana Utility Regulatory Commission (“IURC”) issued an order approving the adjustment of base rates requested in a rate case filed on March 31, 2023, by the Company’s Indiana subsidiary. The general rate case order approved a $66 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges, based on an authorized return on equity of 9.65%, authorized rate base of $1.84 billion, a common equity ratio of 56.15% and a debt ratio of 43.85%. For purposes of determining rates, the adjustment is based on an equity component of 48.19% due to the regulatory practice in Indiana of including certain zero-cost items or tax credit balances in the capital structure calculation. The annualized revenue increase will include three step increases, with $25 million of the increase to be included in rates in February 2024, $17 million in May 2024, and $24 million in May 2025. The increases are being driven primarily by (i) over $875 million of water and wastewater system capital investments since the completion of the Indiana subsidiary’s last rate case and through April 30, 2025, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On May 1, 2024, the Company’s Iowa subsidiary filed a general rate case requesting approximately $21 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 52.57% and debt component of 47.43%. The requested annualized revenue increase is driven primarily by approximately $157 million in capital investments made and to be made by the Iowa subsidiary through March 2026.
On May 1, 2024, the Company’s Tennessee subsidiary filed a general rate case requesting approximately $14 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 54.52% and debt component of 45.48%. The requested annualized revenue increase is driven primarily by approximately $173 million in capital investments made and to be made by the Tennessee subsidiary through December 2025.

On January 25, 2024, the Company’s Illinois subsidiary filed tariffs for new water and wastewater rates. The request seeks a two-step rate increase consisting of aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $132 million, excluding infrastructure surcharges of $5 million, effective January 1, 2025, based on a future test year through December 31, 2025, with average rate base and a capital structure with an equity component of 52.27% and a debt component of 47.73%, and (ii) approximately $16 million effective January 1, 2026, based on a future test year to include end of period rate base and a capital structure with an equity component of 54.43% and a debt component of 45.57%. The requested increases are driven primarily by an estimated $557 million in capital investments to be made by the Illinois subsidiary from January 2024 through December 2025. The request also proposes a treatment and compliance rider to address recovery of future environmental compliance investments, and a modification to the existing volume balancing account mechanism to include full production cost recovery.
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
On December 15, 2023, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2025. On February 2, 2024, the California Public Utilities Commission (“CPUC”) granted the request for a one year extension of the cost of capital filing to May 1, 2025, to set its authorized cost of capital beginning January 1, 2026.
On November 8, 2023, the Company’s Pennsylvania subsidiary filed a general rate case requesting approximately $204 million in additional annualized revenues, excluding projected infrastructure surcharges of $20 million. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 55.30% and a debt component of 44.70%. The requested annualized incremental revenue increase is driven primarily by an estimated $1.0 billion of incremental capital investments to be made through mid-2025. The request also proposes a mechanism to address compliance with evolving environmental requirements, such as emerging federal regulations for lead and PFAS substances. If approved, the new rates would be expected to take effect on August 7, 2024.
On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 45.67% and a debt and other component of 54.33%. The requested increase is driven by approximately $110 million in capital investments between May 2023 and April 2025. The request also proposed a revenue decoupling mechanism and seeks deferral of certain production cost adjustments. Interim rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund.
On June 30, 2023, the Company’s Kentucky subsidiary filed a general rate case requesting $26 million in additional annualized revenues, excluding infrastructure surcharges of $10 million. Proposed rates were effective on an interim basis on February 6, 2024, and the difference between the interim and final approved rates is subject to refund. The request is based on a proposed return on common equity of 10.75% and a proposed capital structure with a common equity component of 52.45%. An order is expected in the general rate case in May of 2024.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million. On November 17, 2023, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office, which would determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary to be $20 million in the 2024 test year, $16 million in the 2025 escalation year, and $15 million in the 2026 attrition year. The partial settlement agreement addresses the California subsidiary’s revenue requirement request but does not address rate design or certain other matters, such as the requested inclusion and implementation of a revenue stability mechanism to separate the California subsidiary’s revenue and water sales. New rates would be implemented retroactively to January 1, 2024, upon a final decision issued by the CPUC approving the partial settlement agreement and resolving the other issues not addressed by the partial settlement agreement, which is expected to occur in the second half of 2024.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2024:

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	April 30, 2024	$9
Pennsylvania	April 1, 2024	7
Iowa	March 1, 2024	1
West Virginia (a)	March 1, 2024	7
Missouri	January 20, 2024	26
Illinois	January 1, 2024	5
Total infrastructure surcharge authorizations		$55
(a)On March 5, 2024, the West Virginia Public Service Commission directed the Company’s West Virginia subsidiary to interpret the distribution system improvement charge (“DSIC”) Order as having included within the DSIC the three-year amortization of a prior authorized deferral associated with a large treatment plant project. The inclusion of this deferral increased the net incremental revenue by $0.7 million to a total of $6.6 million effective March 1, 2024.
Pending Infrastructure Surcharge Filings
On March 1, 2024, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $20 million in additional annualized revenues.
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

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended March 31,
	2024	2023
(In millions)
Operating revenues	$1,011	$938
Operating expenses:
Operation and maintenance	416	393
Depreciation and amortization	188	172
General taxes	81	78
Total operating expenses, net	685	643
Operating income	326	295
Other (expense) income:
Interest expense	(124)	(115)
Interest income	24	14
Non-operating benefit costs, net	9	9
Other, net	7	11
Total other (expense) income	(84)	(81)
Income before income taxes	242	214
Provision for income taxes	57	44
Net income attributable to common shareholders	$185	$170
Segment Results of Operations
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by management to make operating decisions, assess performance and allocate resources. The Company operates its business primarily through one reportable segment, the Regulated Businesses segment. Other, primarily includes MSG, which does not meet the criteria of a reportable segment in accordance with GAAP. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the secured seller promissory note from the sale of HOS, income from assets not associated with the Regulated Businesses, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. This presentation is consistent with how management assesses the results of these businesses.
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended March 31,
	2024	2023
(In millions)
Operating revenues	$928	$860
Operation and maintenance	351	330
Depreciation and amortization	184	169
General taxes	76	73
Other expenses	(79)	(68)
Provision for income taxes	53	46
Net income attributable to common shareholders	$185	$174

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended March 31,
	2024	2023
(In millions)
Water services:
Residential	$504	$461
Commercial	187	171
Fire service	41	39
Industrial	42	38
Public and other	58	65
Total water services	832	774
Wastewater services:
Residential	59	54
Commercial	16	14
Industrial	2	2
Public and other	8	6
Total wastewater services	85	76
Other (a)	11	10
Total operating revenues	$928	$860
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended March 31,
	2024	2023
(Gallons in millions)
Billed water services volumes:
Residential	34,414	33,808
Commercial	17,291	16,836
Industrial	8,337	8,840
Fire service, public and other	11,116	11,688
Total billed water services volumes	71,158	71,172
For the three months ended March 31, 2024, operating revenues increased $68 million, primarily due to a $53 million increase from authorized rate increases, including infrastructure surcharges, principally to fund infrastructure investment in various states and an $8 million increase from water and wastewater acquisitions, as well as organic growth in existing systems. In addition, operating revenues were $6 million higher as a result of reduced amortization of EADIT, primarily in the Company’s Missouri subsidiary.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended March 31,
	2024	2023
(In millions)
Employee-related costs	$135	$129
Production costs	102	93
Operating supplies and services	63	57
Maintenance materials and supplies	22	22
Customer billing and accounting	14	13
Other	15	16
Total operation and maintenance expense	$351	$330
For the three months ended March 31, 2024, operation and maintenance expense increased $21 million, primarily due to increased production costs from higher purchased water usage and increased fuel, power and chemicals costs. In addition, operation and maintenance expense was higher due to increased employee related costs, primarily from annual merit increases.
Depreciation and Amortization
For the three months ended March 31, 2024, depreciation and amortization increased $15 million, primarily due to additional utility plant placed in service from capital infrastructure investments.
Other Expenses
For the three months ended March 31, 2024, other expenses increased $11 million, primarily due to higher interest expense from the issuance of incremental long-term debt in June 2023 and February 2024, as well as a decrease in allowance for funds used during construction in the current period. These increases were partially offset by a decrease in interest expense as a result of lower average commercial paper borrowings.
Provision for Income Taxes
For the three months ended March 31, 2024, the Regulated Businesses’ provision for income taxes increased $7 million. The Regulated Businesses’ effective income tax rate was 22.3% and 20.9% for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders.
Other
Presented in the table below is information for Other:

	For the Three Months Ended March 31,
	2024	2023
(In millions)
Operating revenues	$83	$78
Operation and maintenance	65	63
Depreciation and amortization	4	3
General taxes	5	5
Interest expense	(27)	(28)
Interest income	21	13
Other income	1	2
Provision (benefit) for income taxes	4	(2)
Net income (loss) attributable to common shareholders	$—	$(4)

Operating Revenues
For the three months ended March 31, 2024, operating revenues increased $5 million, from an increase in capital projects in MSG, primarily at Naval Station Mayport. The Naval Station Mayport contract was awarded on June 30, 2022, with the performance start date for operation on March 1, 2023.
Operation and Maintenance
For the three months ended March 31, 2024, operation and maintenance expense increased $2 million, primarily due to costs associated with the increased capital projects in MSG.
Interest income
For the three months ended March 31, 2024, interest income increased $8 million, primarily due to the increased interest rate on the amended secured seller promissory note from the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Legislative Updates
During 2024, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of May 1, 2024:
•New Jersey passed Assembly Bill 4791, establishing the “Resiliency and Environmental System Investment Charge Program,” which creates a regulatory mechanism that enables water and wastewater utilities to recover the costs of investment in certain non-revenue producing utility system components that enhance water and wastewater system resiliency, environmental compliance such as existing and proposed requirements for PFAS, safety, and public health. Legislation was signed by the Governor and became effective on January 12, 2024.
•Indiana passed Senate Bill 5, which provides access to a property by a water utility to replace lead service lines when a landowner does not enroll in the offered lead service line replacement program, does not personally replace the customer owned portion of the lead service line following notice and a 45-day waiting period, or is non-responsive to attempted communication after the 45-day waiting period. Legislation was signed by the Governor and became effective on March 11, 2024.
During 2024, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of May 1, 2024:
•Iowa passed House File 2101, which increases the threshold amount required for approval by the Iowa Utilities Board for water and wastewater utility acquisition filings from $0.5 million to $3 million. Legislation was signed by the Governor on April 10, 2024 and will become effective on July 1, 2024.
•Indiana passed Senate Bill 247, which establishes a 30-day filing with the IURC by a utility for an acquisition of utilities, with an appraised value and purchase price of less than $3 million under the offered utility statute. Legislation was signed by the Governor on March 11, 2024, and will become effective on July 1, 2024.
•West Virginia passed House Bill 5617, which adopts standards and authorizes the Public Service Commission to promulgate rules for maintenance, flushing, flow testing, and marking of fire hydrants owned by water utilities. Also allows for rate recovery. Legislation was signed by the Governor on March 20, 2024, and will become effective on June 4, 2024.
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

As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, the Monterey water service system assets (the “Monterey system assets”) of the Company’s California subsidiary (“Cal Am”) are the subject of a potential condemnation action by the Monterey Peninsula Water Management District (the “MPWMD”) stemming from a November 2018 public ballot initiative. For more information on this matter, see Part II, Item 1—Legal Proceedings—Proposed Acquisition of Monterey System Assets — MPWMD Condemnation Action and Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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
Tax Matters
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024 and expects to owe CAMT in excess of the regular tax liability. In the absence of an extension of the Internal Revenue Service (“IRS”) and the U.S. Treasury Notice 2023-42 (which provides relief of penalties related to the 2023 estimated tax payments associated with the CAMT liability), the Company will begin including the CAMT liability with its estimated cash payments in 2024. The Company will continue to evaluate the impacts of the IRA as the U.S. Treasury and the IRS issue additional guidance.
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
On February 23, 2024, AWCC completed a $1.4 billion debt offering, which included the sale of $700 million aggregate principal amount of its 5.150% senior notes due 2034 and $700 million aggregate principal amount of its 5.450% senior notes due 2054. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1,381 million. AWCC is using the net proceeds of the offering (1) to lend funds to American Water and the Regulated Businesses; (2) to repay at maturity AWCC’s 3.850% Senior Notes due 2024; (3) to repay AWCC’s commercial paper obligations; and (4) for general corporate purposes.

AWCC’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide a sub limit for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.60 billion. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 26, 2028. and permits AWCC to increase the maximum commitment by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods, as to which one such extension request remains. As of March 31, 2024 and December 31, 2023, there were no borrowings under the revolving credit facility. As of March 31, 2024 and December 31, 2023, there were $75 million of outstanding letters of credit under its revolving credit facility. At March 31, 2024, there was no outstanding short-term debt as the net proceeds of the debt offering on February 23, 2024, were used to repay the outstanding short-term commercial paper obligations. At December 31, 2023, there was $180 million, or net of discount $179 million of outstanding short-term debt and the weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 5.51%.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility as of March 31, 2024 and December 31, 2023, as well as the available capacity for each:

	As of March 31, 2024
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(75)	(75)
Remaining availability as of March 31, 2024	$2,600	$75	$2,675
(a)Total remaining availability of $2.68 billion as of March 31, 2024, was accessible through revolver draws.

	As of December 31, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
(In millions)
Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.50 billion as of December 31, 2023, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2024 and December 31, 2023, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
(In millions)
Available liquidity as of March 31, 2024	$584	$2,675	$3,259
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
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

The Company had entered into 15 treasury lock agreements through February 2024, with notional amounts totaling $825 million. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss. In February 2024, the Company terminated the treasury lock agreements realizing a pre-tax net gain of $14 million, to be amortized through Interest expense over a 10-year period or 30-year period, in accordance with the tenor of the notes issued on February 23, 2024.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2024 or 2023.
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Three Months Ended March 31,
	2024	2023
(In millions)
Net income	$185	$170
Add (less):
Depreciation and amortization	188	172
Deferred income taxes and amortization of investment tax credits	8	26
Other non-cash activities (a)	9	(32)
Changes in working capital (b)	3	(41)
Pension contributions	(11)	(10)
Net cash provided by operating activities	$382	$285
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
For the three months ended March 31, 2024, cash provided by operating activities increased $97 million, due to changes in working capital, which is mainly due to the utilization of an income tax receivable for the current year tax liability, as well as an increase to net income and other non-cash activities.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Three Months Ended March 31,
	2024	2023
(In millions)
Net capital expenditures	$(609)	$(526)
Acquisitions, net of cash acquired	(86)	(4)
Other investing activities, net (a)	(38)	(31)
Net cash used in investing activities	$(733)	$(561)
(a)Includes removal costs from property, plant and equipment retirements.
For the three months ended March 31, 2024, cash used in investing activities increased $172 million, primarily due to increased payments for capital expenditures and acquisitions.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Three Months Ended March 31,
	2024	2023
(In millions)
Proceeds from long-term debt	$1,391	$8
Repayments of long-term debt	(449)	(4)
Net proceeds from common stock financing	—	1,688
Net short-term repayments with maturities less than three months	(179)	(1,175)
Debt issuance costs and make-whole premium on early debt redemption	(14)	—
Dividends paid	(138)	(119)
Other financing activities, net (a)	2	3
Net cash provided by financing activities	$613	$401
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the three months ended March 31, 2024, cash provided by financing activities increased $212 million, primarily due to the issuance of long-term debt in February 2024 and lower repayments of short-term commercial paper borrowings compared to the prior period. This was partially offset by the repayment of long-term debt in the current period and the proceeds from the common stock financing in March 2023.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2024, the Company’s ratio was 0.57 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of May 1, 2024, as issued by Moody’s Investors Service on January 29, 2024, and S&P Global Ratings on March 4, 2024:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. As of March 31, 2024, there were no treasury lock agreements outstanding as the Company terminated the treasury lock agreements in February 2024. There have been no other significant changes to the Company’s exposure to market risk since December 31, 2023.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Water Supply Project Land Acquisition and Slant Well Site Use
The July 15, 2024 trial date previously set by the Monterey County Superior Court for the City’s May 2020 lawsuit has been vacated pending receipt of the SWRCB’s expert advisory opinion. The court scheduled a status and trial setting conference for July 15, 2024.
Challenges Related to Compliance with California’s Sustainable Groundwater Management Act
In November 2021, the City appealed the court’s decision denying the City’s claims, and in December 2021, Monterey County appealed as to the court’s finding that the City’s action creating a GSA was not void. The related validation and reverse validation actions remain stayed during the pendency of the appeal. On November 13, 2023, the California Court of Appeal affirmed the trial court's decision. On December 22, 2023, the City filed a petition for review with the California Supreme Court, which was denied on February 14, 2024.
Cal Am’s Action for Damages Following Termination of Regional Desalination Project (“RDP”)
In 2010, the CPUC had approved the RDP, which was a precursor to the current Water Supply Project and called for the construction of a desalination facility in the City of Marina. The RDP was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among MCWD, Cal Am and the Monterey County Water Resources Agency (“MCWRA”). In 2011, due to a conflict of interest concerning a former member of MCWRA’s Board of Directors, MCWRA stated that the Agreements were void, and, as a result, Cal Am terminated the Agreements. In ensuing litigation filed by Cal Am in 2012 to resolve the termination of the RDP, the court in 2015 entered a final judgment agreeing with Cal Am’s position that four of the five Agreements are void, and one, the credit line agreement, is not void. As a result of this litigation, Cal Am was permitted to institute further proceedings, discussed below, to determine the amount of damages that may be awarded to Cal Am as a result of the failure of the RDP.
In 2015, Cal Am and MCWRA filed a complaint in San Francisco County Superior Court against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”), seeking to recover compensatory, consequential and incidental damages associated with the failure of the RDP, as well as punitive and treble damages, statutory penalties and attorneys’ fees. In 2019, MCWD was granted a motion for summary judgment related to the tort claims in the complaint. A settlement as to the non-tort claims was finalized and entered into in March 2020, in which MCWD and RMC paid Cal Am an aggregate of $5.2 million to resolve Cal Am’s contract claims against MCWD and all claims against RMC relating to the RDP. Under this agreement, Cal Am’s and MCWRA’s right to appeal the dismissal of their tort claims against MCWD were expressly reserved.
In July 2020, Cal Am appealed the grant of summary judgment on MCWD’s tort claims, and in December 2022, the trial court’s decision was reversed with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. The trial court’s prior trial date of May 6, 2024, for Cal Am’s remaining tort claims against MCWD, has been vacated, and a new trial date will be set for later in the year.
Proposed Acquisition of Monterey System Assets — MPWMD Condemnation Action
Local Agency Formation Commission Litigation
On February 8, 2024, and February 9, 2024, respectively, Cal Am and LAFCO each filed a notice of appeal with the California Court of Appeals regarding the Monterey County Superior Court’s decision to issue the writ of mandate. The MPWMD filed a notice of cross-appeal on February 15, 2024.

MPWMD Condemnation Action
On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s eminent domain lawsuit seeking to condemn Cal Am’s Monterey system assets. Cal Am’s motion asserts that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. The motion is scheduled for a hearing on May 3, 2024.
Chattanooga, Tennessee Class Action Litigation
On January 18, 2024, and April 19, 2024, the court heard oral argument on the motions related to the Tennessee Plaintiffs’ motion for an amended class definition. On April 19, 2024, the court provided an oral ruling denying the amended class and incorporating its denial of the original class. A written order will be drafted, and when entered, the Tennessee Plaintiffs will have a right under state law to appeal the denial of class certification.
Mountaineer Gas Company Main Break
On November 17, 2023, the Ruffin plaintiff filed a motion to consolidate the first three lawsuits before a single judge in Kanawha County Circuit Court. The motion was granted orally but no written order has yet been entered.
On March 6, 2024, the motion to transfer the complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company to the West Virginia Business Court was granted and assigned trial and resolution judges. WVAWC’s partial motion to dismiss this lawsuit remains pending.
On February 19, 2024, Mountaineer Gas filed a motion opposing the referral of the four class action complaints and the Mountaineer Gas complaint to the West Virginia Mass Litigation Panel. On March 28, 2024, the Kanawha County Circuit Court trial judge filed a memorandum opposing the referral. The referral motion remains pending with the Chief Justice of the West Virginia Supreme Court.
On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 per affected household for the inconvenience arising from a loss of use of their applicances and documented out-of-pocket expenses as a result of the natural gas outage. In light of the diminishing number of new claims being filed, the claims process was concluded on March 8, 2024. As of March 31, 2024, a total of 557 Mountaineer Gas customers completed the claims process, with another 87 claims pending completion, and the completed claimants were paid by WVAWC an average of approximately $1,500 each. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
On March 1, 2024, the staff of the WVPSC issued an initial memorandum in each separate general investigation for Mountaineer Gas and WVAWC. On April 24, 2024, the staff issued a final joint memorandum in the Mountaineer Gas general investigation stating its view that Mountaineer Gas responded appropriately, reasonably and according to Mountaineer Gas’s written procedures. The staff is making no recommendations for improvements to Mountaineer Gas and is recommending that the Mountaineer Gas general investigation be closed. Both general investigations remain pending, and the due date for the staff memorandum in the WVAWC general investigation is July 24, 2024.
PFAS Multi-District Litigation
On February 8, 2024, after a hearing on December 14, 2023, the MDL court issued its final approval of the DuPont settlement. A fairness hearing on the 3M settlement was held on February 2, 2024, and that settlement was approved by the MDL court on March 29, 2024. The Company has begun the process of perfecting its claims under each settlement within the time periods provided by the MDL court. On April 26, 2024, a potential class action settlement involving defendant Tyco Fire Products LP was filed with the MDL court to resolve claims brought in the MDL against this defendant by public water systems. This potential settlement remains subject to preliminary and final approval of the MDL court. The MDL matter remains pending.
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
The Company did not repurchase shares of common stock during the three months ended March 31, 2024. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2024, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
2.1#
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

4.2
Officers’ Certificate of American Water Capital Corp., dated February 23, 2024, establishing the 5.150% Senior Notes due 2034 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 23, 2024).

4.3
Officers’ Certificate of American Water Capital Corp., dated February 23, 2024, establishing the 5.450% Senior Notes due 2054 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 23, 2024).

*10.1	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Restricted Stock Unit Grant.
*10.2	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Restricted Stock Unit Grant (for CEO, CFO and COO).
*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form A-1.
*10.4	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form A-2 (for CEO, CFO and COO).

Exhibit Number	Exhibit Description
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form B-1.
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form B-2 (for CEO, CFO and COO).
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form C-1.
*10.8	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form C-2 (for CEO, CFO and COO).
10.9#
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
*    Filed herewith.
**    Furnished herewith.
The Membership Interest Purchase Agreement filed as Exhibit 2.1 and the Amendment to Secured Seller Note Agreement filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of May, 2024.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick President and Chief Executive Officer (Principal Executive Officer)
By	/s/ JOHN C. GRIFFITH
John C. Griffith Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)