Form 10-Q
period 2024-06-30
American Water Works Company, Inc.
filed 2024-07-31
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 23, 2024
Common Stock, par value $0.01 per share	194,863,034

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Property, plant and equipment	$33,364	$32,189
Accumulated depreciation	(6,832)	(6,751)
Property, plant and equipment, net	26,532	25,438
Current assets:
Cash and cash equivalents	48	330
Restricted funds	50	34
Accounts receivable, net of allowance for uncollectible accounts of $48 and $51, respectively	393	339
Income tax receivable	17	86
Unbilled revenues	337	302
Materials and supplies	111	112
Other	209	186
Total current assets	1,165	1,389
Regulatory and other long-term assets:
Regulatory assets	1,138	1,106
Secured seller promissory note from the sale of the Homeowner Services Group	795	720
Operating lease right-of-use assets	90	86
Goodwill	1,143	1,143
Other	352	416
Total regulatory and other long-term assets	3,518	3,471
Total assets	$31,215	$30,298
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,314,008 and 200,144,968 shares issued, respectively)	$2	$2
Paid-in-capital	8,578	8,550
Retained earnings	1,971	1,659
Accumulated other comprehensive loss	(7)	(26)
Treasury stock, at cost (5,451,187 and 5,414,867 shares, respectively)	(392)	(388)
Total common shareholders' equity	10,152	9,797
Long-term debt	12,553	11,715
Redeemable preferred stock at redemption value	3	3
Total long-term debt	12,556	11,718
Total capitalization	22,708	21,515
Current liabilities:
Short-term debt	—	179
Current portion of long-term debt	575	475
Accounts payable	215	294
Accrued liabilities	607	791
Accrued taxes	108	67
Accrued interest	113	93
Other	207	252
Total current liabilities	1,825	2,151
Regulatory and other long-term liabilities:
Advances for construction	379	352
Deferred income taxes and investment tax credits	2,780	2,717
Regulatory liabilities	1,434	1,481
Operating lease liabilities	78	73
Accrued pension expense	251	262
Other	200	196
Total regulatory and other long-term liabilities	5,122	5,081
Contributions in aid of construction	1,560	1,551
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$31,215	$30,298
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues	$1,149	$1,097	$2,160	$2,035
Operating expenses:
Operation and maintenance	427	419	843	812
Depreciation and amortization	193	174	381	346
General taxes	81	73	162	151
Other	(1)	(1)	(1)	(1)
Total operating expenses, net	700	665	1,385	1,308
Operating income	449	432	775	727
Other (expense) income:
Interest expense	(131)	(110)	(255)	(225)
Interest income	25	15	49	29
Non-operating benefit costs, net	7	8	16	17
Other, net	11	12	18	23
Total other (expense) income	(88)	(75)	(172)	(156)
Income before income taxes	361	357	603	571
Provision for income taxes	84	77	141	121
Net income attributable to common shareholders	$277	$280	$462	$450

Basic earnings per share:
Net income attributable to common shareholders	$1.42	$1.44	$2.37	$2.37
Diluted earnings per share:
Net income attributable to common shareholders	$1.42	$1.44	$2.37	$2.37
Weighted-average common shares outstanding:
Basic	195	195	195	190
Diluted	195	195	195	190

The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$277	$280	$462	$450
Other comprehensive income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for the three months ended June 30, 2024 and 2023, and $0 for the six months ended June 30, 2024 and 2023	1	—	1	—
Unrealized gain on cash flow hedges, net of tax of $0 for the three months ended June 30, 2024 and 2023, and $3 and $0 for the six months ended June 30, 2024 and 2023, respectively	—	2	19	—
Unrealized (loss) gain on available-for-sale fixed-income securities, net of tax of $0 for the three months ended June 30, 2024 and 2023, and $1 and $0 for the six months ended June 30, 2024 and 2023, respectively	—	(1)	(1)	1
Net other comprehensive income	1	1	19	1
Comprehensive income attributable to common shareholders	$278	$281	$481	$451
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$462	$450
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	381	346
Deferred income taxes and amortization of investment tax credits	37	74
Provision for losses on accounts receivable	8	9
Pension and non-pension postretirement benefits	(1)	(3)
Other non-cash, net	(27)	(40)
Changes in assets and liabilities:
Receivables and unbilled revenues	(96)	(83)
Income tax receivable	69	40
Pension contributions	(22)	(20)
Accounts payable and accrued liabilities	(79)	(22)
Accrued taxes	45	19
Other assets and liabilities, net	(50)	(56)
Net cash provided by operating activities	727	714
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,279)	(1,153)
Acquisitions, net of cash acquired	(119)	(33)
Removal costs from property, plant and equipment retirements, net	(73)	(78)
Net cash used in investing activities	(1,471)	(1,264)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	1,403	1,160
Repayments of long-term debt	(466)	(170)
Net proceeds from common stock financing	—	1,688
Net short-term repayments with maturities less than three months	(179)	(1,175)
Advances and contributions in aid of construction, net of refunds of $16 and $16 for the six months ended June 30, 2024 and 2023, respectively	18	28
Debt issuance costs	(13)	(13)
Dividends paid	(287)	(257)
Other, net	2	(4)
Net cash provided by financing activities	478	1,257
Net (decrease) increase in cash, cash equivalents and restricted funds	(266)	707
Cash, cash equivalents and restricted funds at beginning of period	364	117
Cash, cash equivalents and restricted funds at end of period	$98	$824
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$375	$343
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
Net income attributable to common shareholders	—	—	—	185	—	—	—	185
Common stock issuances (a)	0.2	—	11	—	—	—	(4)	7
Net other comprehensive income	—	—	—	—	18	—	—	18
Balance as of March 31, 2024	200.3	$2	$8,561	$1,844	$(8)	(5.5)	$(392)	$10,007
Net income attributable to common shareholders	—	—	—	277	—	—	—	277
Common stock issuances (a)	—	—	17	—	—	—	—	17
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.7650 declared per common share)	—	—	—	(150)	—	—	—	(150)
Balance as of June 30, 2024	200.3	$2	$8,578	$1,971	$(7)	(5.5)	$(392)	$10,152
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Common stock issuances (a)	12.7	—	1,695	—	—	—	(11)	1,684
Balance as of March 31, 2023	200.1	$2	$8,519	$1,437	$(23)	(5.4)	$(388)	$9,547
Net income attributable to common shareholders	—	—	—	280	—	—	—	280
Common stock issuances (a)	—	—	10	—	—	—	—	10
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.7075 declared per common share)	—	—	—	(137)	—	—	—	(137)
Balance as of June 30, 2023	200.1	$2	$8,529	$1,580	$(22)	(5.4)	$(388)	$9,701
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2024, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2024:

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
In the first quarters of 2024 and 2023, the NJEDA issued the utilization certificates for the 2021 and 2020 tax credits, respectively, to the Company in the amount of $16 million each. The Company sold these tax credits to an external party for $15 million each. As of June 30, 2024, the Company had assets of $15 million in other current assets and $90 million in other long-term assets on the Consolidated Balance Sheets for the 2022 through 2028 tax credits. As of December 31, 2023, the Company had assets of $32 million in other current assets and $90 million in other long-term assets on the Consolidated Balance Sheets for the 2021 through 2028 tax credits. The Company has made the necessary annual filing for the years ended December 31, 2023 and 2022. The submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2022 tax credits in 2024 and the 2023 tax credits in 2025.

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
Presented in the table below are the changes in the allowance for uncollectible accounts for the six months ended June 30:

	2024	2023
Balance as of January 1	$(51)	$(60)
Amounts charged to expense	(8)	(9)
Amounts written off	12	13
Other, net (a)	(1)	4
Balance as of June 30	$(48)	$(52)
(a)This portion of the allowance for uncollectible accounts is primarily related to COVID-19 related regulatory asset activity.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2024:

	Effective Date	Amount
General rate cases by state:
Pennsylvania	August 7, 2024	$99
Indiana, Step Increases	(a)	48
Kentucky	May 3, 2024 (b)	11
West Virginia	February 25, 2024	18
Total general rate case authorizations		$176
(a)In 2024, $23 million was effective May 10 and $25 million was effective February 21.
(b)Interim rates were effective February 6, 2024, and the difference between interim and final approved rates are subject to refund.
On July 22, 2024, the Pennsylvania Public Utility Commission (the “PaPUC”) released an order approving the adjustment of base rates requested in a general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023. The PaPUC approved a $99 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $20 million, based on (i) an authorized return on equity of 9.45%, (ii) an authorized rate base of $5.8 billion, which reflects, as requested and included in the general rate case, approximately $1.0 billion in capital investments to be made through mid-2025, (iii) a common equity ratio of 55.30%, and (iv) a long-term debt ratio of 44.70%. Certain acquisitions that remain pending, including the acquisition of the wastewater collection and treatment system of the Butler Area Sewer Authority, were excluded from authorized base rates. The new rates will take effect on August 7, 2024, except that new wastewater rates for two recently acquired systems, including the City of York, will take effect during the first half of 2025 in accordance with the terms of the relevant acquisition agreements. As part of its approval of this rate adjustment, the PaPUC initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case.

On May 3, 2024, the Kentucky Public Service Commission (the “KPSC”) issued an order approving the adjustment of base rates requested in a rate case filed on June 30, 2023, by the Company’s Kentucky subsidiary. The general rate case order approved an $11 million annualized increase in water revenues, excluding infrastructure surcharge revenues of $10 million which continue to be recovered in the Kentucky subsidiary’s approved infrastructure mechanism. The annualized increase is based upon an authorized return on equity of 9.70%, authorized rate base of $489 million, which reflects capital investments through January 31, 2025, and a capital structure with a common equity ratio of 52.22%. Interim rates in this proceeding were effective on February 6, 2024, and the order required that the difference between interim and final approved rates is subject to refund no later than August 26, 2024. On May 16, 2024, the Kentucky subsidiary filed with the KPSC a petition for rehearing of the KPSC’s order, seeking clarification and/or correction of certain computational inconsistencies that the Kentucky subsidiary believes are reflected in the KPSC’s order with respect to the authorized amount of annualized revenues to be received by the Kentucky subsidiary. The petition for rehearing also requested that any revisions become effective February 6, 2024, with any difference between the adjusted amount and initial approved rates subject to refund or collection. On May 28, 2024, the KPSC granted the request for rehearing, and the Kentucky subsidiary expects resolution of this proceeding later in 2024.
On February 23, 2024, the West Virginia Public Service Commission issued an order approving the adjustment of base rates requested in a rate case filed on May 1, 2023, by the Company’s West Virginia subsidiary. The general rate case order approved an $18 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $7 million, based on an authorized return on equity of 9.80%, authorized rate base of $886 million, which reflects capital investments through February 2024, a common equity ratio of 50.10% and a long-term debt ratio of 49.90%. The increased water and wastewater revenues related to the base rate adjustment are being driven primarily by (i) $220 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
On February 14, 2024, the Indiana Utility Regulatory Commission issued an order approving the adjustment of base rates requested in a rate case filed on March 31, 2023, by the Company’s Indiana subsidiary. The general rate case order approved a $66 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges, based on an authorized return on equity of 9.65%, authorized rate base of $1.8 billion, a common equity ratio of 56.15% and a debt ratio of 43.85%. For purposes of determining rates, the adjustment is based on an equity component of 48.19% due to the regulatory practice in Indiana of including certain zero-cost items or tax credit balances in the capital structure calculation. The annualized revenue increase will include three step increases, with $25 million of the increase to be included in rates in February 2024, $23 million in May 2024, and $18 million in May 2025. The increases are being driven primarily by (i) over $875 million of water and wastewater system capital investments since the completion of the Indiana subsidiary’s last rate case and through April 30, 2025, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On July 1, 2024, the Company’s Missouri subsidiary filed a general rate case requesting approximately $148 million in annualized incremental revenues. The request is based on a return on equity of 10.75% and a capital structure with an equity component of 50.54% and a long-term debt component of 49.46%. The requested annualized incremental revenue is driven primarily by $1.5 billion of incremental capital investments completed and planned by the Missouri subsidiary from January 2023 through May 2026. The Missouri subsidiary anticipates that the general rate case proceeding will be completed by mid-2025.
On May 1, 2024, the Company’s Iowa subsidiary filed a general rate case requesting approximately $21 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 52.57% and debt component of 47.43%. The requested annualized revenue increase is driven primarily by approximately $157 million in capital investments made and to be made by the Iowa subsidiary through March 2026. Interim rates became effective May 11, 2024, with the difference between interim and final approved rates subject to refund.
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

On January 25, 2024, the Company’s Illinois subsidiary filed tariffs for new water and wastewater rates. The request seeks a two-step rate increase consisting of aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $132 million, excluding infrastructure surcharges of $5 million, effective January 1, 2025, based on a future test year through December 31, 2025, with average rate base and a capital structure with an equity component of 52.27% and a debt component of 47.73%, and (ii) approximately $16 million effective January 1, 2026, based on a future test year to include end of period rate base and a capital structure with an equity component of 54.43% and a debt component of 45.57%. The requested increases are driven primarily by an estimated $557 million in capital investments to be made by the Illinois subsidiary from January 2024 through December 2025. The request also proposes a treatment and compliance rider to address recovery of future environmental compliance investments, and a modification to the existing volume balancing account mechanism to include full production cost recovery. The requested increase was subsequently updated in the Illinois subsidiary’s June 20, 2024, rebuttal filing, with the first step request adjusted to $140 million in additional annualized revenues.
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
On December 15, 2023, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2025. On February 2, 2024, the California Public Utilities Commission (“CPUC”) granted the request for a one-year extension of the cost of capital filing to May 1, 2025, to set its authorized cost of capital beginning January 1, 2026.
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

	Effective Date	Amount
Infrastructure surcharges by state:
Missouri	(b)	$47
Pennsylvania	(c)	21
New Jersey	April 30, 2024	9
Iowa	March 1, 2024	1
West Virginia (a)	March 1, 2024	7
Illinois	January 1, 2024	5
Total infrastructure surcharge authorizations		$90
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
(b)In 2024, $21 million was effective July 11 and $26 million was effective January 20.
(c)In 2024, $14 million was effective July 1 and $7 million was effective April 1.
Pending Infrastructure Surcharge Filings
On June 28, 2024, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $4 million in additional annualized revenues.
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would have become effective upon receiving an order in the current pending rate case. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. On July 8, 2024, the California Supreme Court issued a unanimous opinion concluding that the CPUC did not regularly seek to exercise its authority when it prohibited water utilities from proposing to continue their water revenue adjustment mechanisms. Accordingly, the California Supreme Court vacated the portion of the CPUC’s 2020 decision relating to this prohibition against continuation of such water revenue adjustment mechanisms.
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

Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2024:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$579	$1	$580
Commercial	216	1	217
Fire service	41	—	41
Industrial	46	—	46
Public and other	68	—	68
Total water services	950	2	952
Wastewater services:
Residential	60	—	60
Commercial	16	—	16
Industrial	3	—	3
Public and other	9	—	9
Total wastewater services	88	—	88
Miscellaneous utility charges	10	—	10
Alternative revenue programs	—	5	5
Lease contract revenue	—	2	2
Total Regulated Businesses	1,048	9	1,057
Other	92	—	92
Total operating revenues	$1,140	$9	$1,149
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

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2024:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,083	$1	$1,084
Commercial	403	1	404
Fire service	82	—	82
Industrial	88	—	88
Public and other	124	—	124
Total water services	1,780	2	1,782
Wastewater services:
Residential	119	—	119
Commercial	32	—	32
Industrial	5	—	5
Public and other	17	—	17
Total wastewater services	173	—	173
Miscellaneous utility charges	19	—	19
Alternative revenue programs	—	7	7
Lease contract revenue	—	4	4
Total Regulated Businesses	1,972	13	1,985
Other	175	—	175
Total operating revenues	$2,147	$13	$2,160
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
Contract assets of $93 million and $95 million are included in unbilled revenues on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, respectively. Also, contract assets of $28 million are included in other long-term assets on the Consolidated Balance Sheets as of June 30, 2024, and there were no contract assets in other long-term assets on the Consolidated Balance Sheets as of December 31, 2023. Contract liabilities of $55 million and $63 million are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023, respectively. Revenues recognized for the six months ended June 30, 2024 and 2023, from amounts included in contract liabilities were $49 million and $68 million, respectively.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of June 30, 2024, the Company’s operation and maintenance (“O&M”) and capital improvement contracts have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.2 billion as of June 30, 2024, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $638 million as of June 30, 2024, as measured by estimated remaining contract revenue. Some of the Company’s long-term contracts to operate and maintain the federal government’s, a municipality’s or other party’s water or wastewater treatment and delivery facilities include responsibility for certain maintenance for some of those facilities, in exchange for an annual fee. Unless specifically required to perform certain maintenance activities, the maintenance costs are recognized when the maintenance is performed.
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
In addition to the acquisition of the Granite City wastewater treatment plant and related assets noted above, during the six months ended June 30, 2024, the Company closed on four acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $33 million, which added approximately 7,400 water and wastewater customers. Assets acquired from these acquisitions consisted principally of utility plant. All four of these acquisitions were accounted for as a business combination and the preliminary purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the periods ended June 30, 2024 and 2023.
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
On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the public wastewater collection and treatment system assets (the “System Assets”) from the Butler Area Sewer Authority. On November 9, 2023, the Pennsylvania Public Utility Commission (the “PaPUC”) approved a settlement agreement without modification with respect to the Company’s Pennsylvania subsidiary’s application to acquire the System Assets from the Butler Area Sewer Authority for a purchase price of $230 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 15,000 customer connections. On December 14, 2023, Center Township and Summit Township filed appeals with the Pennsylvania Commonwealth Court seeking to reverse the order entered by the PaPUC approving the sale of the System Assets. On December 29, 2023, the Company’s Pennsylvania subsidiary filed applications with the Commonwealth Court seeking to dismiss the appeals and requesting expedited consideration. By order dated February 1, 2024, the Commonwealth Court deferred deciding the application to dismiss the appeals and directed that the issues raised by the applications to dismiss are to be considered as part of the merits of the appeals and that the disposition of the appeals was to be expedited. The Company awaits a decision from the Commonwealth Court to proceed with closing.

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
On February 2, 2024, the secured seller note was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of the $75 million contingent cash payment payable under the HOS sale agreement. In addition, the interest rate payable on the secured seller note has increased from 7.00% per year to 10.00% per year until maturity. The Company recognized $20 million and $12 million of interest income during the three months ended June 30, 2024 and 2023, respectively, and $37 million and $25 million of interest income during the six months ended June 30, 2024 and 2023, respectively, from the secured seller note. The secured seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants. Certain of these covenants have been amended, including to provide for annual reductions of specified debt incurrence ratios. Furthermore, the amendment to the secured seller note eliminated the conditional right, beginning December 9, 2024, to require a repayment, without premium or penalty, of 100% of the outstanding principal amount in full in cash together with all accrued and unpaid interest and other obligations thereunder. The final maturity date of the secured seller note remains December 9, 2026. The repayment obligations of the Buyer under the seller note are secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions.
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
Note 6: Shareholders’ Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the six months ended June 30, 2024 and 2023, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain on Fixed-Income Securities	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
Other comprehensive income before reclassifications	—	—	—	19	(1)	18
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income	—	—	1	19	(1)	19
Balance as of June 30, 2024	$(96)	$1	$75	$10	$3	$(7)

Balance as of December 31, 2022	$(93)	$1	$70	$(1)	$—	$(23)
Other comprehensive income before reclassifications	—	—	—	—	1	1
Net other comprehensive income	—	—	—	—	1	1
Balance as of June 30, 2023	$(93)	$1	$70	$(1)	$1	$(22)
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
Dividends
On June 3, 2024, the Company paid a quarterly cash dividend of $0.7650 per share to shareholders of record as of May 14, 2024.
On July 31, 2024, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.7650 per share, payable on September 4, 2024, to shareholders of record as of August 13, 2024. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On February 23, 2024, American Water Capital Corp. (“AWCC”) completed a $1.4 billion debt offering, which included the sale of $700 million aggregate principal amount of its 5.150% senior notes due 2034 and $700 million aggregate principal amount of its 5.450% senior notes due 2054. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1,381 million. AWCC used the net proceeds of the offering (1) to lend funds to American Water and the Regulated Businesses; (2) to repay at maturity AWCC’s 3.850% Senior Notes due 2024; (3) to repay AWCC’s commercial paper obligations; and (4) for general corporate purposes.
In addition to the notes issued by AWCC as described above, during the six months ended June 30, 2024, AWCC and the Company’s regulated subsidiaries issued in the aggregate $12 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 1.75%, a weighted average interest rate of 0.02%, and maturity dates ranging from 2025 through 2061. $11 million of the private activity bonds and government funded debt issued by the Company's regulated subsidiaries during the six months ended June 30, 2024, were collateralized. During the six months ended June 30, 2024, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $466 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 7.17%, a weighted average interest rate of 4.24%, and maturity dates ranging from 2024 to 2061.
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
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2024 or 2023.
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
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility, and, in the future, issuances of equity. AWCC maintains an unsecured revolving credit facility which provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 26, 2028. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit for the issuance of up to $150 million in letters of credit. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods, as to which one such extension request remains. As of June 30, 2024, and December 31, 2023, there were no borrowings under the revolving credit facility. As of June 30, 2024, and December 31, 2023, there were $75 million of outstanding letters of credit under the revolving credit facility.
At June 30, 2024, there was no outstanding short-term debt. At December 31, 2023, short-term debt consisting of commercial paper borrowings totaled $180 million, or net of discount $179 million. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 5.51% and there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2024
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(75)	(75)
Remaining availability as of June 30, 2024	$2,600	$75	$2,675
(a)Total remaining availability of $2.7 billion as of June 30, 2024, was accessible through revolver draws.

	As of December 31, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.5 billion as of December 31, 2023, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2024, and December 31, 2023, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of June 30, 2024	$48	$2,675	$2,723
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
Note 9: Income Taxes
The Company’s effective income tax rate was 23.3% and 21.6% for the three months ended June 30, 2024 and 2023, respectively, and 23.4% and 21.2% for the six months ended June 30, 2024 and 2023, respectively. The increase in the Company’s effective income tax rate for the three and six months ended June 30, 2024, was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders and a decrease in deductions related to payments of stock-based compensation benefits.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024 and expects to owe CAMT in excess of the regular tax liability. On June 13, 2024, the Internal Revenue Service (“IRS”) and the U.S. Treasury issued Notice 2024-47, allowing corporate taxpayers to exclude amounts attributable to the CAMT liability, without penalty, from estimated tax payments due on or before August 15, 2024. In the absence of a similar extension, the Company will include the CAMT liability in its estimated tax payments starting in the third quarter of 2024. The Company will continue to assess the impacts of the IRA as the U.S. Treasury and the IRS provide further guidance.

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Components of net periodic pension benefit cost:
Service cost	$4	$4	$9	$8
Interest cost	21	21	42	43
Expected return on plan assets	(23)	(23)	(47)	(46)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of actuarial loss	6	3	12	7
Net periodic pension benefit cost	$7	$4	$14	$10

Components of net periodic other postretirement benefit credit:
Service cost	$—	$—	$1	$1
Interest cost	3	3	6	7
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(8)	(8)	(16)	(16)
Amortization of actuarial loss	—	—	—	1
Net periodic other postretirement benefit credit	$(8)	$(8)	$(15)	$(13)
The Company contributed $11 million and $22 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2024, respectively, and contributed $10 million and $20 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2023, respectively. The Company expects to make additional pension contributions to the plan trusts of $22 million during the remainder of 2024.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2024, the Company has accrued approximately $7 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $3 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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

In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. In January 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. In July 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. In August 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 2022 order, which petition was denied on June 8, 2023. By order dated June 28, 2024, the Circuit Court set a new date of December 3, 2024, for a class trial on issues relating to duty and breach of that duty. This trial will not find class-wide or punitive damages. Mediation is scheduled to take place in August 2024.
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
In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. On January 12, 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. On February 9, 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. On September 21, 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. On October 12, 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On December 1, 2023, TAWC filed a memorandum in opposition to the amended class definition. On January 18, 2024, and April 19, 2024, the court heard oral argument on the motions. On June 14, 2024, the court issued its written order denying the amended class and incorporating its denial of the original class. On June 21, 2024, the Tennessee Plaintiffs appealed both of the court’s orders denying class certification.
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
On November 17, 2023, the Ruffin plaintiff filed a motion to consolidate the class action lawsuits before a single judge in Kanawha County Circuit Court. On June 14, 2024, the judge in the Ruffin case partially granted the motion by transferring all of the four class action lawsuits to her court but deferring as premature consolidation of the cases.
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. On March 6, 2024, the motion to transfer the complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company to the West Virginia Business Court was granted and trial and resolution judges were assigned. Mountaineer Gas voluntarily dismissed its implied indemnity count against WVAWC, rendering moot WVAWC’s partial motion to dismiss, and on May 31, 2024, WVAWC answered the complaint.

On December 20, 2023, Mountaineer Gas filed answers to each of the first three class action lawsuits, which included cross-claims against WVAWC alleging that Mountaineer Gas is without fault for the claims and damages alleged in the lawsuits and WVAWC should be required to indemnify Mountaineer Gas for any damages and for attorneys’ fees and expenses incurred by Mountaineer Gas in the lawsuits. WVAWC has filed a partial motion to dismiss certain claims in the Ruffin, Toliver, Dodson and Thomas lawsuits and a motion to dismiss the cross-claims asserted against WVAWC therein by Mountaineer Gas. Mountaineer Gas subsequently voluntarily dismissed its cross-claims. On January 30, 2024, a motion was filed with the West Virginia Supreme Court on behalf of the Toliver plaintiff to refer the four class action complaints and the Mountaineer Gas complaint to the West Virginia Mass Litigation Panel. On February 7, 2024, WVAWC filed a motion joining in that referral request. On February 19, 2024, Mountaineer Gas filed a motion opposing the referral of the four class action complaints and the Mountaineer Gas complaint to the West Virginia Mass Litigation Panel. On March 28, 2024, the Kanawha County Circuit Court trial judge filed a memorandum opposing the referral. On May 31, 2024, the West Virginia Supreme Court denied the motion seeking referral. The Kanawha County Circuit Court has set a trial date of February 2, 2026, for the class action complaints.
On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 in damages per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. In light of the diminishing number of new claims being filed, the claims process was concluded on March 8, 2024. As of June 30, 2024, a total of 589 Mountaineer Gas customers completed this claims process, and each of those customers has been paid by WVAWC an average of approximately $1,500. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
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
On March 1, 2024, the staff of the WVPSC issued an initial memorandum in each separate general investigation for Mountaineer Gas and WVAWC. On April 24, 2024, the staff issued a final joint memorandum in the Mountaineer Gas general investigation stating its view that Mountaineer Gas responded appropriately, reasonably and according to Mountaineer Gas’s written procedures. The staff is making no recommendations for improvements to Mountaineer Gas and is recommending that the Mountaineer Gas general investigation be closed. On July 24, 2024, the staff issued a final joint memorandum in the WVAWC general investigation finding no indication of systematic failure by WVAWC and concluding WVAWC’s maintenance and operating procedures were adequate to ensure safe and reliable service, subject to the implementation by WVAWC of three recommended operational improvements. Both general investigations remain pending.
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
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $255 million in aggregate costs as of June 30, 2024, related to the Water Supply Project, which includes $80 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project. On December 5, 2022, the CPUC issued a final decision that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022, final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. This decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding, and further evidentiary hearings were held in March 2024.
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
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. In December 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act (“CEQA”) in issuing a coastal development permit to Cal Am for construction of the slant wells. Cal Am is named as a real party in interest. On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of four causes of action in the petition. The three remaining claims challenge the Coastal Commission’s substantive compliance with certain provisions of CEQA, the California Coastal Act, and due process requirements in considering Cal Am’s application. Trial in this matter has been set for November 13, 2024.
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
In 2015, Cal Am and MCWRA filed a complaint in San Francisco County Superior Court against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”), seeking to recover compensatory, consequential and incidental damages associated with the failure of the RDP, as well as punitive and treble damages, statutory penalties and attorneys’ fees. In 2019, MCWD was granted a motion for summary judgment related to the tort claims in the complaint. A settlement as to the non-tort claims was finalized and entered into in March 2020. In July 2020, Cal Am appealed the grant of summary judgment on MCWD’s tort claims, and in December 2022, the trial court’s decision was reversed with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. A hearing on MCWD’s motion for judgment on the pleadings is scheduled for August 16, 2024. The trial date of August 5, 2024, has been vacated, and will be rescheduled at a later date.

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
On December 11, 2023, the Monterey County Superior Court issued a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey system assets) and, if requested, to re-hear the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. As a result, the LAFCO denial has been nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. On February 8, 2024, and February 9, 2024, respectively, Cal Am and LAFCO each filed a notice of appeal with the California Court of Appeal regarding the Monterey County Superior Court’s decision to issue the writ of mandate. The MPWMD filed a notice of cross-appeal on February 15, 2024. Cal Am is evaluating potential additional actions to seek to uphold LAFCO’s denial of the MPWMD’s application, including filing other challenges and/or making suitable presentations at a subsequent LAFCO rehearing.
MPWMD Condemnation Actions
Separate from the proceedings related to the MPWMD’s application with LAFCO, by letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets. On December 15, 2023, the MPWMD filed a lawsuit in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit seeking to condemn Cal Am’s Monterey system assets. Cal Am’s motion asserts that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. An initial hearing on Cal Am’s motion to dismiss was held on May 3, 2024, and a subsequent hearing is scheduled for August 23, 2024.
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

As of June 30, 2024, $0.5 million of the aggregate Settlement amount of $126 million remains reflected in accrued liabilities, and $0.5 million in an offsetting insurance receivable remains reflected in other current assets on the Consolidated Balance Sheets pending resolution of all asserted actual or potential claims associated with this matter. The amount reflected in accrued liabilities reflects the status of the liability and the offsetting insurance receivable reflected in other current assets, each as of June 30, 2024.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders	$277	$280	$462	$450

Denominator:
Weighted-average common shares outstanding—Basic	195	195	195	190
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average common shares outstanding—Diluted	195	195	195	190
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2024 and 2023, because their effect would have been anti-dilutive under the treasury stock method.
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
Secured seller promissory note from the sale of the Homeowner Services Group—The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS, is $795 million and $720 million as of June 30, 2024, and December 31, 2023, respectively. On February 2, 2024, the secured seller promissory note from the sale of HOS was amended to increase the principal amount, in full satisfaction of a $75 million contingent cash payment, see Note 5—Acquisitions and Divestitures for additional information. This amount represents the principal amount owed under the secured seller promissory note, for which the Company expects to receive full payment. The accounting fair value measurement of the secured seller promissory note approximated $787 million and $704 million as of June 30, 2024, and December 31, 2023, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller promissory note is classified as Level 3 within the fair value hierarchy.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of June 30, 2024
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,128	10,153	1,033	634	11,820

	As of December 31, 2023
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	12,190	9,575	1,044	757	11,376
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$50	$—	$—	$50
Rabbi trust investments	25	—	—	25
Deposits	6	—	—	6
Other investments:
Money market and other	28	—	—	28
Fixed-income securities	119	6	—	125
Total assets	228	6	—	234

Liabilities:
Deferred compensation obligations	30	—	—	30
Total liabilities	30	—	—	30
Total assets	$198	$6	$—	$204

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$34	$—	$—	$34
Rabbi trust investments	22	—	—	22
Deposits	8	—	—	8
Other investments:
Money market and other	26	—	—	26
Fixed-income securities	140	6	—	146
Total assets	230	6	—	236

Liabilities:
Deferred compensation obligations	27	—	—	27
Mark-to-market derivative liability	—	8	—	8
Total liabilities	27	8	—	35
Total assets (liabilities)	$203	$(2)	$—	$201
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
Deferred compensation obligations—The Company’s deferred compensation plans allow participants to defer certain cash compensation into notional investment accounts. The Company includes such plans in other long-term liabilities on the Consolidated Balance Sheets. The value of the Company’s deferred compensation obligations is based on the market value of the participants’ notional investment accounts. The notional investments are comprised primarily of mutual funds, which are based on quoted prices for identical assets in active markets.
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
The money market and other investments have original maturities of three months or less when purchased. The fair value measurement of the money market and other investments is based on quoted prices for identical assets in active markets and therefore included in the recurring fair value measurements hierarchy as Level 1.
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

The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $76 million and $62 million in other current assets, as of June 30, 2024, and December 31, 2023, respectively, and $78 million and $111 million in other long-term assets, as of June 30, 2024, and December 31, 2023, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed income securities as of June 30, 2024, and December 31, 2023:

	As of June 30, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$122	$7	$4	$125

	As of December 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$143	$6	$3	$146
The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of June 30, 2024, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$82
1 year - 5 years	31
5 years - 10 years	5
Greater than 10 years	7
Total	$125
Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one year to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 41 years, five years, and five years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $144 million as of June 30, 2024, and December 31, 2023. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $2 million in 2024, $4 million in 2025 through 2028, and $41 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $3 million for each of the three months ended June 30, 2024 and 2023, and $6 million for each of the six months ended June 30, 2024 and 2023.
For the three and six months ended June 30, 2024, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, was $2 million and $5 million, respectively. For the six months ended June 30, 2024, there were ROU assets obtained in exchange for new operating lease liabilities of $8 million.

As of June 30, 2024, the weighted-average remaining lease term of the operating leases was 18 years, and the weighted-average discount rate of the operating leases was 5%.
The future maturities of lease liabilities as of June 30, 2024, were $6 million in 2024, $11 million in 2025, $10 million in 2026, $9 million in 2027, $7 million in 2028, and $92 million thereafter. As of June 30, 2024, imputed interest was $49 million.
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
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended June 30, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,057	$92	$1,149
Depreciation and amortization	189	4	193
Total operating expenses, net	621	79	700
Interest expense	(102)	(29)	(131)
Interest income	5	20	25
Provision for income taxes	78	6	84
Net income attributable to common shareholders	274	3	277
Total assets	28,843	2,372	31,215
Cash paid for capital expenditures	668	2	670

	As of or for the Three Months Ended June 30, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,005	$92	$1,097
Depreciation and amortization	172	2	174
Total operating expenses, net	584	81	665
Interest expense	(90)	(20)	(110)
Interest income	6	9	15
Provision for income taxes	73	4	77
Net income attributable to common shareholders	278	2	280
Total assets	26,243	3,253	29,496
Cash paid for capital expenditures	622	5	627

	As of or for the Six Months Ended June 30, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,985	$175	$2,160
Depreciation and amortization	373	8	381
Total operating expenses, net	1,232	153	1,385
Interest expense	(199)	(56)	(255)
Interest income	8	41	49
Provision for income taxes	131	10	141
Net income attributable to common shareholders	459	3	462
Total assets	28,843	2,372	31,215
Cash paid for capital expenditures	1,271	8	1,279

	As of or for the Six Months Ended June 30, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,865	$170	$2,035
Depreciation and amortization	341	5	346
Total operating expenses, net	1,156	152	1,308
Interest expense	(177)	(48)	(225)
Interest income	7	22	29
Provision for income taxes	119	2	121
Net income (loss) attributable to common shareholders	452	(2)	450
Total assets	26,243	3,253	29,496
Cash paid for capital expenditures	1,146	7	1,153

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
Financial Results
For the three and six months ended June 30, 2024, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.42 and $2.37, respectively, compared to $1.44 and $2.37 per share in the same periods in 2023. Results for the three and six months ended June 30, 2024, include the implementation of new rates in the Regulated Businesses from its capital and acquisition investments. Results also reflect some increased production and employee related costs and higher financing costs to fund the current capital investment plan. Results for the three and six months ended June 30, 2024, compared to the same periods in 2023, reflect a net unfavorable impact of weather of $0.04 per share, including an estimated $0.03 and $0.07 per share, respectively, of impact due to warm, dry weather in the second quarter of 2024, primarily in New Jersey, and in the second quarter of 2023 in the Northeast and Midwest. Results for the three and six months ended June 30, 2024, include additional interest income of $0.02 and $0.04 per share, respectively, resulting from the early 2024 amendment to the secured seller note from the sale of the former HOS business.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) the addition of approximately 9,600 new customers through organic growth in existing systems. The Company plans to invest approximately $3.1 billion in these growth strategies in 2024. During the first six months of 2024, the Company invested $1.4 billion, in the Regulated Businesses, as discussed below.
•$1.3 billion capital investment in the Regulated Businesses for infrastructure improvements and replacements; and
•$119 million to fund acquisitions in the Regulated Businesses, which added approximately 33,400 customers. This includes the acquisition by the Company's Illinois subsidiary of a wastewater treatment plant and related assets from Granite City on March 11, 2024, for a cash purchase price of $86 million, which added approximately 26,000 wastewater customers, including 15,500 customers indirectly in surrounding communities.
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

On October 11, 2022, the Company’s Pennsylvania subsidiary entered into an agreement to acquire the public wastewater collection and treatment system assets (the “System Assets”) from the Butler Area Sewer Authority. On November 9, 2023, the Pennsylvania Public Utility Commission (the “PaPUC”) approved a settlement agreement without modification with respect to the Company’s Pennsylvania subsidiary’s application to acquire the System Assets from the Butler Area Sewer Authority for a purchase price of $230 million, subject to adjustment as provided for in the asset purchase agreement. This system provides wastewater service for approximately 15,000 customer connections. On December 14, 2023, Center Township and Summit Township filed appeals with the Pennsylvania Commonwealth Court seeking to reverse the order entered by the PaPUC approving the sale of the System Assets. On December 29, 2023, the Company’s Pennsylvania subsidiary filed applications with the Commonwealth Court seeking to dismiss the appeals and requesting expedited consideration. By order dated February 1, 2024, the Commonwealth Court deferred deciding the application to dismiss the appeals and directed that the issues raised by the applications to dismiss are to be considered as part of the merits of the appeals and that the disposition of the appeals was to be expedited. The Company awaits a decision from the Commonwealth Court to proceed with closing.
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
As of June 30, 2024, the Company had entered into 22 agreements with a total aggregate purchase price of $483 million for pending acquisitions in the Regulated Businesses, including the agreements discussed above, to add approximately 59,000 additional customers. Two of these 22 agreements, representing an aggregate purchase price of $236 million (including Butler Area Sewer Authority, discussed above) and serving approximately 16,000 customers, have received commission approval. The remaining pending acquisitions, including 13,400 customers under Act 12, require regulatory approval to complete.
On February 7, 2024, the PaPUC proposed the Tentative Supplemental Implementation Order (“TSIO”) which seeks to make certain changes to the process by which the PaPUC considers and decides applications to acquire water and wastewater assets under Pennsylvania’s existing utility valuation law, known as Act 12 of 2016 (“Act 12”). The TSIO proposes, among other things, a reasonableness review ratio that would be applied to help guide the determination on the overall prudency of the transaction and reasonableness of the purchase price. On July 2, 2024, the PaPUC issued the Final Supplemental Implementation Order (“FSIO”) which largely adopts the provisions in the TSIO. The provisions of the FSIO are not retroactive and apply to acquisition applications filed after July 2, 2024. Separately, legislation has also been introduced in the Pennsylvania House of Representatives that would amend Act 12 and establish new guidelines for evaluating applicable acquisitions. The proposed bills were reported out of committee but have not yet been considered by the full House of Representatives. The Company cannot currently predict the outcome of these or other legislative initiatives, or their impacts, but the Company intends to continue to support outcomes that allow for consolidation and investment in water and wastewater infrastructure in Pennsylvania and in its other regulated jurisdictions.
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
As previously disclosed, the Company estimates an investment of approximately $1.0 billion of capital expenditures to install additional treatment facilities over a five-year period in order to comply with the new regulations. Additionally, the Company estimates that it will incur annual operating expenses of up to approximately $50 million related to testing and treatment, with the majority of the operating expenses beginning after the April 2029 compliance deadline. The actual expenses may differ from these estimates and will be dependent upon market dynamics upon implementation of solutions to comply with the NPDWR.

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
Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2024:

(In millions)	Effective Date	Amount
General rate cases by state:
Pennsylvania	August 7, 2024	$99
Indiana, Step Increases	(a)	48
Kentucky	May 3, 2024 (b)	11
West Virginia	February 25, 2024	18
Total general rate case authorizations		$176
(a)In 2024, $23 million was effective May 10 and $25 million was effective February 21.
(b)Interim rates were effective February 6, 2024, and the difference between interim and final approved rates are subject to refund.
On July 22, 2024, the PaPUC released an order approving the adjustment of base rates requested in a general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023. The PaPUC approved a $99 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $20 million, based on (i) an authorized return on equity of 9.45%, (ii) an authorized rate base of $5.8 billion, which reflects, as requested and included in the general rate case, approximately $1.0 billion in capital investments to be made through mid-2025, (iii) a common equity ratio of 55.30%, and (iv) a long-term debt ratio of 44.70%. Certain acquisitions that remain pending, including the acquisition of the wastewater collection and treatment system of the Butler Area Sewer Authority, were excluded from authorized base rates. The new rates will take effect on August 7, 2024, except that new wastewater rates for two recently acquired systems, including the City of York, will take effect during the first half of 2025 in accordance with the terms of the relevant acquisition agreements. As part of its approval of this rate adjustment, the PaPUC initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case.
On May 3, 2024, the Kentucky Public Service Commission (the “KPSC”) issued an order approving the adjustment of base rates requested in a rate case filed on June 30, 2023, by the Company’s Kentucky subsidiary. The general rate case order approved an $11 million annualized increase in water revenues, excluding infrastructure surcharge revenues of $10 million which continue to be recovered in the Kentucky subsidiary’s approved infrastructure mechanism. The annualized increase is based upon an authorized return on equity of 9.70%, authorized rate base of $489 million, which reflects capital investments through January 31, 2025, and a capital structure with a common equity ratio of 52.22%. Interim rates in this proceeding were effective on February 6, 2024, and the order required that the difference between interim and final approved rates is subject to refund no later than August 26, 2024. On May 16, 2024, the Kentucky subsidiary filed with the KPSC a petition for rehearing of the KPSC’s order, seeking clarification and/or correction of certain computational inconsistencies that the Kentucky subsidiary believes are reflected in the KPSC’s order with respect to the authorized amount of annualized revenues to be received by the Kentucky subsidiary. The petition for rehearing also requested that any revisions become effective February 6, 2024, with any difference between the adjusted amount and initial approved rates subject to refund or collection. On May 28, 2024, the KPSC granted the request for rehearing, and the Kentucky subsidiary expects resolution of this proceeding later in 2024.

On February 23, 2024, the West Virginia Public Service Commission issued an order approving the adjustment of base rates requested in a rate case filed on May 1, 2023, by the Company’s West Virginia subsidiary. The general rate case order approved an $18 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $7 million, based on an authorized return on equity of 9.80%, authorized rate base of $886 million, which reflects capital investments through February 2024, a common equity ratio of 50.10% and a long-term debt ratio of 49.90%. The increased water and wastewater revenues related to the base rate adjustment are being driven primarily by (i) $220 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
On February 14, 2024, the Indiana Utility Regulatory Commission (“IURC”) issued an order approving the adjustment of base rates requested in a rate case filed on March 31, 2023, by the Company’s Indiana subsidiary. The general rate case order approved a $66 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges, based on an authorized return on equity of 9.65%, authorized rate base of $1.8 billion, a common equity ratio of 56.15% and a debt ratio of 43.85%. For purposes of determining rates, the adjustment is based on an equity component of 48.19% due to the regulatory practice in Indiana of including certain zero-cost items or tax credit balances in the capital structure calculation. The annualized revenue increase will include three step increases, with $25 million of the increase to be included in rates in February 2024, $23 million in May 2024, and $18 million in May 2025. The increases are being driven primarily by (i) over $875 million of water and wastewater system capital investments since the completion of the Indiana subsidiary’s last rate case and through April 30, 2025, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
Pending General Rate Case Filings
On July 1, 2024, the Company’s Missouri subsidiary filed a general rate case requesting approximately $148 million in annualized incremental revenues. The request is based on a return on equity of 10.75% and a capital structure with an equity component of 50.54% and a long-term debt component of 49.46%. The requested annualized incremental revenue is driven primarily by $1.5 billion of incremental capital investments completed and planned by the Missouri subsidiary from January 2023 through May 2026. The Missouri subsidiary anticipates that the general rate case proceeding will be completed by mid-2025.
On May 1, 2024, the Company’s Iowa subsidiary filed a general rate case requesting approximately $21 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 52.57% and debt component of 47.43%. The requested annualized revenue increase is driven primarily by approximately $157 million in capital investments made and to be made by the Iowa subsidiary through March 2026. Interim rates became effective May 11, 2024, with the difference between interim and final approved rates subject to refund.
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
On January 25, 2024, the Company’s Illinois subsidiary filed tariffs for new water and wastewater rates. The request seeks a two-step rate increase consisting of aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $132 million, excluding infrastructure surcharges of $5 million, effective January 1, 2025, based on a future test year through December 31, 2025, with average rate base and a capital structure with an equity component of 52.27% and a debt component of 47.73%, and (ii) approximately $16 million effective January 1, 2026, based on a future test year to include end of period rate base and a capital structure with an equity component of 54.43% and a debt component of 45.57%. The requested increases are driven primarily by an estimated $557 million in capital investments to be made by the Illinois subsidiary from January 2024 through December 2025. The request also proposes a treatment and compliance rider to address recovery of future environmental compliance investments, and a modification to the existing volume balancing account mechanism to include full production cost recovery. The requested increase was subsequently updated in the Illinois subsidiary’s June 20, 2024, rebuttal filing, with the first step request adjusted to $140 million in additional annualized revenues.
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

On December 15, 2023, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2025. On February 2, 2024, the California Public Utilities Commission (“CPUC”) granted the request for a one-year extension of the cost of capital filing to May 1, 2025, to set its authorized cost of capital beginning January 1, 2026.
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

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
Missouri	(b)	$47
Pennsylvania	(c)	21
New Jersey	April 30, 2024	9
Iowa	March 1, 2024	1
West Virginia (a)	March 1, 2024	7
Illinois	January 1, 2024	5
Total infrastructure surcharge authorizations		$90
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
(b)In 2024, $21 million was effective July 11 and $26 million was effective January 20.
(c)In 2024, $14 million was effective July 1 and $7 million was effective April 1.
Pending Infrastructure Surcharge Filings
On June 28, 2024, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $4 million in additional annualized revenues.

Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would have become effective upon receiving an order in the current pending rate case. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. On July 8, 2024, the California Supreme Court issued a unanimous opinion concluding that the CPUC did not regularly seek to exercise its authority when it prohibited water utilities from proposing to continue their water revenue adjustment mechanisms. Accordingly, the California Supreme Court vacated the portion of the CPUC’s 2020 decision relating to this prohibition against continuation of such water revenue adjustment mechanisms.
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
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues	$1,149	$1,097	$2,160	$2,035
Operating expenses:
Operation and maintenance	427	419	843	812
Depreciation and amortization	193	174	381	346
General taxes	81	73	162	151
Other	(1)	(1)	(1)	(1)
Total operating expenses, net	700	665	1,385	1,308
Operating income	449	432	775	727
Other (expense) income:
Interest expense	(131)	(110)	(255)	(225)
Interest income	25	15	49	29
Non-operating benefit costs, net	7	8	16	17
Other, net	11	12	18	23
Total other (expense) income	(88)	(75)	(172)	(156)
Income before income taxes	361	357	603	571
Provision for income taxes	84	77	141	121
Net income attributable to common shareholders	$277	$280	$462	$450
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

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues	$1,057	$1,005	$1,985	$1,865
Operation and maintenance	356	345	707	675
Depreciation and amortization	189	172	373	341
General taxes	77	68	153	141
Other	(1)	(1)	(1)	(1)
Other expenses	(84)	(70)	(163)	(138)
Provision for income taxes	78	73	131	119
Net income attributable to common shareholders	$274	$278	$459	$452
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Water services:
Residential	$580	$554	$1,084	$1,015
Commercial	217	198	404	369
Fire service	41	39	82	78
Industrial	46	38	88	76
Public and other	73	83	131	148
Total water services	957	912	1,789	1,686
Wastewater services:
Residential	60	57	119	111
Commercial	16	16	32	30
Industrial	3	2	5	4
Public and other	9	7	17	13
Total wastewater services	88	82	173	158
Other (a)	12	11	23	21
Total operating revenues	$1,057	$1,005	$1,985	$1,865
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Gallons in millions)	2024	2023	2024	2023
Billed water services volumes:
Residential	38,201	40,267	72,615	74,075
Commercial	19,291	18,712	36,582	35,548
Industrial	9,710	8,615	18,047	17,455
Fire service, public and other	13,698	13,594	24,814	25,282
Total billed water services volumes	80,900	81,188	152,058	152,360

For the three and six months ended June 30, 2024, operating revenues increased $52 million and $120 million, respectively, primarily due to increases of $42 million and $100 million, respectively, from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states. In addition, operating revenues increased $10 million and $18 million for the three and six months ended June 30, 2024, respectively, from water and wastewater acquisitions, as well as organic growth in existing systems. Also, operating revenues were $5 million and $10 million higher for the three and six months ended June 30, 2024, respectively, as a result of reduced amortization of EADIT, primarily in the Company’s Missouri subsidiary. These increases were partially offset by a $10 million estimated net decrease for the three and six months ended June 30, 2024, due to warm, dry weather in the second quarter of 2023.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Employee-related costs	$136	$130	$271	$259
Production costs	109	106	211	199
Operating supplies and services	61	57	124	114
Maintenance materials and supplies	19	21	41	43
Customer billing and accounting	14	16	28	29
Other	17	15	32	31
Total operation and maintenance expense	$356	$345	$707	$675
For the three and six months ended June 30, 2024, operation and maintenance expense increased $11 million and $32 million, respectively, due to increased production costs from higher purchased water cost and usage, increased employee related costs to support growth and increases in other operating expenses.
Depreciation and Amortization
For the three and six months ended June 30, 2024, depreciation and amortization increased $17 million and $32 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments.
General Taxes
For the three and six months ended June 30, 2024, general taxes increased $9 million and $12 million, respectively, primarily due to incremental property taxes and New Jersey Gross Receipts Tax.
Other Expenses
For the three and six months ended June 30, 2024, other expenses increased $14 million and $25 million, respectively, primarily due to higher interest expense from the issuance of incremental long-term debt in June 2023 and February 2024. These increases were partially offset by decreases in interest expense as a result of lower average commercial paper borrowings and from the repayment of AWCC’s 3.850% Senior Notes in March 2024.
Provision for Income Taxes
For the three and six months ended June 30, 2024, the Regulated Businesses’ provision for income taxes increased $5 million and $12 million, respectively. The Regulated Businesses’ effective income tax rate was 22.2% for the three and six months ended June 30, 2024, and 20.8% for the three and six months ended June 30, 2023. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders.

Other
Presented in the table below is information for Other:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Operating revenues	$92	$92	$175	$170
Operation and maintenance	71	74	136	137
Depreciation and amortization	4	2	8	5
General taxes	4	5	9	10
Interest expense	(29)	(20)	(56)	(48)
Interest income	20	9	41	22
Other income	5	6	6	8
Provision for income taxes	6	4	10	2
Net income (loss) attributable to common shareholders	$3	$2	$3	$(2)
Interest income
For the three and six months ended June 30, 2024, interest income increased $11 million and $19 million, respectively, primarily due to the increased interest rate on the amended secured seller promissory note from the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Legislative Updates
During 2024, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of July 31, 2024:
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
•Iowa passed House File 207, which modifies property tax assessments to exempt property owned or operated by a public or private utility and is directly and primarily used for furnishing sanitary sewage or storm water drainage disposal by a piped collection system to the public for compensation. Legislation was signed by the Governor and became effective on May 2, 2024.
•West Virginia passed House Bill 5617, which adopts standards and authorizes the Public Service Commission to promulgate rules, and also allows for rate recovery, on maintenance, flushing, flow testing and marking of fire hydrants owned by water utilities. Legislation was signed by the Governor and became effective on June 4, 2024.
•Iowa passed House File 2101, which increases the threshold amount required for approval by the Iowa Utilities Commission for water and wastewater utility acquisition filings from $0.5 million to $3 million. Legislation was signed by the Governor and became effective on July 1, 2024.
•Indiana passed Senate Bill 247, which establishes a 30-day filing with the IURC by a utility for an acquisition of a utility with an appraised value and purchase price of less than $3 million. Legislation was signed by the Governor became effective on July 1, 2024.

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
Tax Matters
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024 and expects to owe CAMT in excess of the regular tax liability. On June 13, 2024, the Internal Revenue Service (“IRS”) and the U.S. Treasury issued Notice 2024-47, allowing corporate taxpayers to exclude amounts attributable to the CAMT liability, without penalty, from estimated tax payments due on or before August 15, 2024. In the absence of a similar extension, the Company will include the CAMT liability in its estimated tax payments starting in the third quarter of 2024. The Company will continue to assess the impacts of the IRA as the U.S. Treasury and the IRS provide further guidance.
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

On February 23, 2024, AWCC completed a $1.4 billion debt offering, which included the sale of $700 million aggregate principal amount of its 5.150% senior notes due 2034 and $700 million aggregate principal amount of its 5.450% senior notes due 2054. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1,381 million. AWCC used the net proceeds of the offering (1) to lend funds to American Water and the Regulated Businesses; (2) to repay at maturity AWCC’s 3.850% Senior Notes due 2024; (3) to repay AWCC’s commercial paper obligations; and (4) for general corporate purposes.
AWCC’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide a sub limit for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.6 billion. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 26, 2028. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment by up to an aggregate of $500 million and to request extensions of its expiration date for up to two one-year periods, as to which one such extension request remains. As of June 30, 2024, and December 31, 2023, there were no borrowings under the revolving credit facility. As of June 30, 2024, and December 31, 2023, there were $75 million of outstanding letters of credit under the revolving credit facility.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2024
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	—	(75)	(75)
Remaining availability as of June 30, 2024	$2,600	$75	$2,675
(a)Total remaining availability of $2.7 billion as of June 30, 2024, was accessible through revolver draws.

	As of December 31, 2023
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.5 billion as of December 31, 2023, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of June 30, 2024	$48	$2,675	$2,723
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 5.51% at December 31, 2023.
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
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2024 or 2023.
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Six Months Ended June 30,
(In millions)	2024	2023
Net income	$462	$450
Add (less):
Depreciation and amortization	381	346
Deferred income taxes and amortization of investment tax credits	37	74
Other non-cash activities (a)	(20)	(34)
Changes in working capital (b)	(111)	(102)
Pension contributions	(22)	(20)
Net cash provided by operating activities	$727	$714
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in working capital include changes to receivables and unbilled revenues, income tax receivable, accounts payable, accrued liabilities, accrued taxes and other assets and liabilities, net.
For the six months ended June 30, 2024, cash provided by operating activities increased $13 million, due to an increase in net income and other non-cash activities, partially offset by changes in deferred income taxes and working capital, which is mainly due to a decrease in accounts payable due to the timing of payments.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Six Months Ended June 30,
(In millions)	2024	2023
Capital expenditures	$(1,279)	$(1,153)
Acquisitions, net of cash acquired	(119)	(33)
Removal costs from property, plant and equipment retirements, net	(73)	(78)
Net cash used in investing activities	$(1,471)	$(1,264)
For the six months ended June 30, 2024, cash used in investing activities increased $207 million, primarily due to increased payments for capital expenditures and acquisitions.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Six Months Ended June 30,
(In millions)	2024	2023
Proceeds from long-term debt, net of discount	$1,403	$1,160
Repayments of long-term debt	(466)	(170)
Net proceeds from common stock financing	—	1,688
Net short-term repayments with maturities less than three months	(179)	(1,175)
Debt issuance costs	(13)	(13)
Dividends paid	(287)	(257)
Other financing activities, net (a)	20	24
Net cash provided by financing activities	$478	$1,257
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the six months ended June 30, 2024, cash provided by financing activities decreased $779 million, primarily due to the repayment of long-term debt in the current period and the proceeds from the common stock financing in March 2023. These decreases were partially offset by a higher issuance of long-term debt and lower repayments of short-term commercial paper borrowings compared to the prior period.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2024, the Company’s ratio was 0.56 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of July 31, 2024, as issued by Moody’s Investors Service on January 29, 2024, and S&P Global Ratings on March 4, 2024:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. As of June 30, 2024, there were no treasury lock agreements outstanding as the Company terminated the treasury lock agreements in February 2024. There have been no other significant changes to the Company’s exposure to market risk since December 31, 2023.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K and Form 10-Q. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
Coastal Development Permit Application
On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s four causes of action in its petition challenging the issuance of a coastal development permit for the Water Supply Project. The three remaining claims challenge the Coastal Commission’s substantive compliance with certain provisions of the California Environmental Quality Act, the California Coastal Act, and due process requirements in considering Cal Am’s application. Trial has been set for November 13, 2024.
Water Supply Project Land Acquisition and Slant Well Site Use
The July 15, 2024, trial date previously set by the Monterey County Superior Court for the City’s May 2020 lawsuit has been vacated pending receipt of the SWRCB’s expert advisory opinion. The court scheduled a status and trial setting conference for September 24, 2024.
Cal Am’s Action for Damages Following Termination of Regional Desalination Project (“RDP”)
A hearing on MCWD’s motion for judgment on the pleadings is scheduled for August 16, 2024. The trial date of August 5, 2024, has been vacated, and will be rescheduled at a later date.
Proposed Acquisition of Monterey System Assets — MPWMD Condemnation Action
MPWMD Condemnation Action
On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s eminent domain lawsuit seeking to condemn Cal Am’s Monterey system assets. An initial hearing on the motion was held on May 3, 2024, and a subsequent hearing is scheduled for August 23, 2024.
Dunbar, West Virginia Water Main Break Class Action Litigation
By order dated June 28, 2024, the Circuit Court set a new date of December 3, 2024, for a class trial on issues relating to duty and breach of that duty. This trial will not find class-wide or punitive damages. Mediation is scheduled to take place in August 2024.
Chattanooga, Tennessee Class Action Litigation
On June 14, 2024, the court issued its written order denying the Tennessee Plaintiffs’ motion to certify an amended business customer-only class and incorporating the court’s original November 6, 2023, denial of certification of a residential class. On June 21, 2024, the Tennessee Plaintiffs appealed both of the court’s orders denying class certification.
Mountaineer Gas Company Main Break
On May 31, 2024, the West Virginia Supreme Court denied the motion seeking referral of the four class action complaints and the Mountaineer Gas complaint to the West Virginia Mass Litigation Panel. The Kanawha County Circuit Court has set a trial date of February 2, 2026, for the four class action complaints.
On June 14, 2024, the judge in the Ruffin case partially granted the Ruffin plaintiff’s motion to consolidate the class action lawsuits before a single judge in Kanawha County Circuit Court by transferring all of the four class action lawsuits to her court but deferring as premature consolidation of the cases.
WVAWC’s motion to dismiss in part the complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was rendered moot after Mountaineer Gas voluntarily dismissed its implied indemnity count against WVAWC. On May 31, 2024, WVAWC answered the complaint.

On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 in damages per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. In light of the diminishing number of new claims being filed, the claims process was concluded on March 8, 2024. As of June 30, 2024, a total of 589 Mountaineer Gas customers completed this claims process, and each of those customers has been paid by WVAWC an average of approximately $1,500. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
On March 1, 2024, the staff of the WVPSC issued an initial memorandum in each separate general investigation for Mountaineer Gas and WVAWC. On April 24, 2024, the staff issued a final joint memorandum in the Mountaineer Gas general investigation stating its view that Mountaineer Gas responded appropriately, reasonably and according to Mountaineer Gas’s written procedures. The staff is making no recommendations for improvements to Mountaineer Gas and is recommending that the Mountaineer Gas general investigation be closed. On July 24, 2024, the staff issued a final joint memorandum in the WVAWC general investigation finding no indication of systematic failure by WVAWC and concluding WVAWC’s maintenance and operating procedures were adequate to ensure safe and reliable service, subject to the implementation by WVAWC of three recommended operational improvements. Both general investigations remain pending.
PFAS Multi-District Litigation
The Company has timely submitted to the PFAS MDL its Phase One claims forms under the 3M and DuPont settlements prior to the due date, which was extended by the MDL court to July 26, 2024.
On April 26, 2024, a potential class action settlement involving defendant Tyco Fire Products LP was filed with the MDL court to resolve claims brought in the MDL against this defendant by public water systems. On June 13, 2024, the MDL court granted preliminary approval to this settlement. Final approval by the MDL court of the settlement is required, and a final fairness hearing has been scheduled for November 1, 2024.
On May 21, 2024, an agreement in principle for a potential class action settlement with BASF Corporation was announced, which if approved would resolve claims brought in the MDL against this defendant by public water systems. The MDL court granted preliminary approval of the settlement on July 3, 2024, and set the matter for a fairness hearing on November 1, 2024. Final approval of the settlement by the MDL court is required after the fairness hearing, among other conditions to the settlement.
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
The Company did not repurchase shares of common stock during the three months ended June 30, 2024. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2024, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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

*10.1	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Stock Unit Grant Form for Non-Employee Directors.
10.2#
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
*    Filed herewith.
**    Furnished herewith.

The Membership Interest Purchase Agreement filed as Exhibit 2.1 and the Amendment to Secured Seller Note Agreement filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of July, 2024.

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