Form 10-Q
period 2024-09-30
American Water Works Company, Inc.
filed 2024-10-30
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 21, 2024
Common Stock, par value $0.01 per share	194,893,889

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
The Company maintains a website at https://amwater.com, an Investor Relations website at https://ir.amwater.com, a Sustainability website at https://ir.amwater.com/sustainability and a Diversity and Inclusion website at https://diversityataw.com. Information contained on the Company’s websites, including its Sustainability Report, its Inclusion, Diversity and Equity Report, and other reports or documents, shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks.
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s ability to execute its current and long-term business, operational, capital expenditures and growth plans and strategies; the timing and outcome of pending or future acquisition activity, and the ability to achieve organic customer growth; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount, allocation and timing of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to finance current and projected operations, capital expenditure needs and growth initiatives by accessing the debt and equity capital markets and sources of short-term liquidity; the outcome and impact on the Company of governmental and regulatory investigations and proceedings and related potential fines, penalties and other sanctions; the Company’s plans and efforts to protect and remediate its computer networks and systems following the Company’s October 3, 2024 cybersecurity incident, and the impacts of such incident on the Company and/or its financial condition and results of operations; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas (“GHG”) emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the Company’s ability to comply with new and changing environmental regulations; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts related to customer, technology and work execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•exposure or infiltration of the Company’s technology and critical infrastructure systems, including the disclosure of sensitive, personal or confidential information contained therein, through physical or cyber attacks or other means, and impacts from required or voluntary public and other disclosures related thereto, including with respect to the Company’s reported October 3, 2024 cybersecurity incident;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Property, plant and equipment	$33,940	$32,189
Accumulated depreciation	(6,933)	(6,751)
Property, plant and equipment, net	27,007	25,438
Current assets:
Cash and cash equivalents	127	330
Restricted funds	40	34
Accounts receivable, net of allowance for uncollectible accounts of $50 and $51, respectively	453	339
Income tax receivable	7	86
Unbilled revenues	310	302
Materials and supplies	105	112
Other	195	186
Total current assets	1,237	1,389
Regulatory and other long-term assets:
Regulatory assets	1,119	1,106
Secured seller promissory note from the sale of the Homeowner Services Group	795	720
Operating lease right-of-use assets	89	86
Goodwill	1,143	1,143
Other	400	416
Total regulatory and other long-term assets	3,546	3,471
Total assets	$31,790	$30,298
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,345,035 and 200,144,968 shares issued, respectively)	$2	$2
Paid-in-capital	8,588	8,550
Retained earnings	2,172	1,659
Accumulated other comprehensive loss	(8)	(26)
Treasury stock, at cost (5,451,216 and 5,414,867 shares, respectively)	(392)	(388)
Total common shareholders' equity	10,362	9,797
Long-term debt	12,550	11,715
Redeemable preferred stock at redemption value	3	3
Total long-term debt	12,553	11,718
Total capitalization	22,915	21,515
Current liabilities:
Short-term debt	215	179
Current portion of long-term debt	585	475
Accounts payable	259	294
Accrued liabilities	585	791
Accrued taxes	174	67
Accrued interest	129	93
Other	185	252
Total current liabilities	2,132	2,151
Regulatory and other long-term liabilities:
Advances for construction	379	352
Deferred income taxes and investment tax credits	2,833	2,717
Regulatory liabilities	1,403	1,481
Operating lease liabilities	77	73
Accrued pension expense	243	262
Other	239	196
Total regulatory and other long-term liabilities	5,174	5,081
Contributions in aid of construction	1,569	1,551
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$31,790	$30,298
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues	$1,323	$1,167	$3,483	$3,202
Operating expenses:
Operation and maintenance	496	436	1,339	1,248
Depreciation and amortization	200	177	581	523
General taxes	84	76	246	227
Other	—	—	(1)	(1)
Total operating expenses, net	780	689	2,165	1,997
Operating income	543	478	1,318	1,205
Other (expense) income:
Interest expense	(132)	(117)	(387)	(342)
Interest income	22	23	71	52
Non-operating benefit costs, net	7	9	23	26
Other, net	13	14	31	37
Total other (expense) income	(90)	(71)	(262)	(227)
Income before income taxes	453	407	1,056	978
Provision for income taxes	103	84	244	205
Net income attributable to common shareholders	$350	$323	$812	$773

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.80	$1.66	$4.17	$4.03
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.80	$1.66	$4.17	$4.03
Weighted-average common shares outstanding:
Basic	195	195	195	192
Diluted	195	195	195	192
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to common shareholders	$350	$323	$812	$773
Other comprehensive income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for the three months ended September 30, 2024 and 2023, and $0 for the nine months ended September 30, 2024 and 2023	—	1	1	1
Unrealized gain (loss) on cash flow hedges, net of tax of $0 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $3 and $0 for the nine months ended September 30, 2024 and 2023, respectively	(2)	—	17	—
Unrealized gain (loss) on available-for-sale fixed-income securities, net of tax of $0 and $0 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $0 for the nine months ended September 30, 2024 and 2023, respectively	1	(1)	—	—
Net other comprehensive income (loss)	(1)	—	18	1
Comprehensive income attributable to common shareholders	$349	$323	$830	$774
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$812	$773
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	581	523
Deferred income taxes and amortization of investment tax credits	84	129
Provision for losses on accounts receivable	19	17
Pension and non-pension postretirement benefits	(2)	(2)
Other non-cash, net	11	(28)
Changes in assets and liabilities:
Receivables and unbilled revenues	(133)	(109)
Income tax receivable	79	60
Pension contributions	(33)	(34)
Accounts payable and accrued liabilities	11	18
Accrued taxes	113	37
Other assets and liabilities, net	(136)	(37)
Net cash provided by operating activities	1,406	1,347
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,962)	(1,779)
Acquisitions, net of cash acquired	(119)	(36)
Removal costs from property, plant and equipment retirements, net	(112)	(113)
Purchases of available-for-sale fixed-income securities	(113)	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	147	—
Net cash used in investing activities	(2,159)	(1,928)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	1,416	1,246
Repayments of long-term debt	(474)	(263)
Net proceeds from common stock financing	—	1,688
Net short-term borrowings (repayments) with maturities less than three months	35	(1,175)
Advances and contributions in aid of construction, net of refunds of $24 and $21 for the nine months ended September 30, 2024 and 2023, respectively	33	40
Debt issuance costs	(13)	(15)
Dividends paid	(436)	(395)
Other, net	5	(1)
Net cash provided by financing activities	566	1,125
Net (decrease) increase in cash, cash equivalents and restricted funds	(187)	544
Cash, cash equivalents and restricted funds at beginning of period	364	117
Cash, cash equivalents and restricted funds at end of period	$177	$661
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$317	$348
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
Net income attributable to common shareholders	—	—	—	185	—	—	—	185
Common stock issuances (a)	0.2	—	11	—	—	—	(4)	7
Net other comprehensive income	—	—	—	—	18	—	—	18
Balance as of March 31, 2024	200.3	$2	$8,561	$1,844	$(8)	(5.5)	$(392)	$10,007
Net income attributable to common shareholders	—	—	—	277	—	—	—	277
Common stock issuances (a)	—	—	17	—	—	—	—	17
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.7650 declared per common share)	—	—	—	(150)	—	—	—	(150)
Balance as of June 30, 2024	200.3	$2	$8,578	$1,971	$(7)	(5.5)	$(392)	$10,152
Net income attributable to common shareholders	—	—	—	350	—	—	—	350
Common stock issuances (a)	—	—	10	—	—	—	—	10
Net other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Dividends ($0.7650 declared per common share)	—	—	—	(149)	—	—	—	(149)
Balance as of September 30, 2024	200.3	$2	$8,588	$2,172	$(8)	(5.5)	$(392)	$10,362
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	170	—	—	—	170
Common stock issuances (a)	12.7	—	1,695	—	—	—	(11)	1,684
Balance as of March 31, 2023	200.1	$2	$8,519	$1,437	$(23)	(5.4)	$(388)	$9,547
Net income attributable to common shareholders	—	—	—	280	—	—	—	280
Common stock issuances (a)	—	—	10	—	—	—	—	10
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.7075 declared per common share)	—	—	—	(137)	—	—	—	(137)
Balance as of June 30, 2023	200.1	$2	$8,529	$1,580	$(22)	(5.4)	$(388)	$9,701
Net income attributable to common shareholders	—	—	—	323	—	—	—	323
Common stock issuances (a)	—	—	12	—	—	—	—	12
Dividends ($0.7075 declared per common share)	—	—	—	(139)	—	—	—	(139)
Balance as of September 30, 2023	200.1	$2	$8,541	$1,764	$(22)	(5.4)	$(388)	$9,897
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2024, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2024:

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
In the first quarters of 2024 and 2023, the NJEDA issued the utilization certificates for the 2021 and 2020 tax credits, respectively, to the Company in the amount of $16 million each. The Company sold these tax credits to an external party for $15 million each. As of September 30, 2024, the Company had assets of $15 million in other current assets and $90 million in other long-term assets on the Consolidated Balance Sheets for the 2022 through 2028 tax credits. As of December 31, 2023, the Company had assets of $32 million in other current assets and $90 million in other long-term assets on the Consolidated Balance Sheets for the 2021 through 2028 tax credits. The Company has made the necessary annual filing for the years ended December 31, 2023 and 2022. The submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2022 tax credits in 2024 and the 2023 tax credits in 2025.

Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30:

	2024	2023
Cash and cash equivalents	$127	$628
Restricted funds	40	33
Restricted funds included in other long-term assets	10	—
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$177	$661
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
Presented in the table below are the changes in the allowance for uncollectible accounts for the nine months ended September 30:

	2024	2023
Balance as of January 1	$(51)	$(60)
Amounts charged to expense	(19)	(17)
Amounts written off	22	20
Other, net (a)	(2)	4
Balance as of September 30	$(50)	$(53)
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
Note 3: Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2024:

	Effective Date	Amount
General rate cases by state:
New Jersey	September 15, 2024	$80
Pennsylvania	August 7, 2024	99
Indiana, Step Increases	(a)	48
Kentucky	May 3, 2024 (b)	11
West Virginia	February 25, 2024	18
Total general rate case authorizations		$256
(a)In 2024, $23 million was effective May 10 and $25 million was effective February 21.
(b)The Kentucky Public Service Commission issued its final order on May 3, 2024. On May 16, 2024, the Kentucky subsidiary filed a petition for rehearing.

On September 4, 2024, the New Jersey Board of Public Utilities (“NJBPU”) issued an order approving without modification the stipulation of settlement of a general rate case filed on January 19, 2024, by the Company’s New Jersey subsidiary. The general rate case order approved an $80 million annualized increase in the New Jersey subsidiary’s water and wastewater revenues, effective September 15, 2024, based on (i) an authorized return on equity of 9.60%, (ii) an authorized rate base of $5.1 billion, (iii) a common equity ratio of 55.00%, and (iv) a long-term debt ratio of 45.00%. The annualized revenue increase is driven primarily by $1.3 billion of incremental capital investments since the New Jersey subsidiary’s last general rate case. The New Jersey subsidiary will continue to defer as a regulatory asset or liability, as appropriate, until its next general rate case, the difference between its pension expense and other postretirement benefits expense and those amounts included in base rates.
On July 22, 2024, the Pennsylvania Public Utility Commission (the “PaPUC”) released an order approving the adjustment of base rates requested in a general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023. The PaPUC approved a $99 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $20 million, based on (i) an authorized return on equity of 9.45%, (ii) an authorized rate base of $5.8 billion, which reflects, as requested and included in the general rate case, approximately $1.0 billion in capital investments to be made through mid-2025, (iii) a common equity ratio of 55.30%, and (iv) a long-term debt ratio of 44.70%. Certain acquisitions that were or remain pending, including the acquisition of the wastewater collection and treatment system of the Butler Area Sewer Authority, were excluded from authorized base rates. The new rates were effective on August 7, 2024, except that new wastewater rates for two recently acquired systems, including the City of York, will take effect during the first half of 2025 in accordance with the terms of the relevant acquisition agreements. As part of its approval of this rate adjustment, the PaPUC initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case.
On May 3, 2024, the Kentucky Public Service Commission (the “KPSC”) issued an order approving the adjustment of base rates requested in a rate case filed on June 30, 2023, by the Company’s Kentucky subsidiary. The general rate case order approved an $11 million annualized increase in water revenues, excluding infrastructure surcharge revenues of $10 million which continue to be recovered in the Kentucky subsidiary’s approved infrastructure mechanism. The annualized increase is based upon an authorized return on equity of 9.70%, authorized rate base of $489 million, which reflects capital investments through January 31, 2025, and a capital structure with a common equity ratio of 52.22%. Interim rates in this proceeding were effective on February 6, 2024, and the order required that the difference between interim and final approved rates be subject to refund no later than August 26, 2024. On May 16, 2024, the Kentucky subsidiary filed with the KPSC a petition for rehearing of the KPSC’s order, seeking clarification and/or correction of certain computational inconsistencies that the Kentucky subsidiary believes are reflected in the KPSC’s order with respect to the authorized amount of annualized revenues to be received by the Kentucky subsidiary. The petition for rehearing also requested that any revisions become effective February 6, 2024, with any difference between the adjusted amount and initial approved rates subject to refund or collection. On May 28, 2024, the KPSC granted the request for rehearing, and the Kentucky subsidiary expects resolution of this proceeding later in 2024.
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

Pending General Rate Case Filings
On August 2, 2024, the Company’s Hawaii subsidiary filed a general rate case requesting approximately $2 million in annualized incremental revenues, which is based on a proposed return on equity of 10.67% and a capital structure with an equity component of 52.11% and debt component of 47.89%. The requested annualized incremental revenue is driven primarily by approximately $41 million in capital investments made and to be made by the Hawaii subsidiary through 2025. The Hawaii subsidiary anticipates that the general rate case proceeding will be completed by mid-2025.
On July 1, 2024, the Company’s Missouri subsidiary filed a general rate case requesting approximately $148 million in annualized incremental revenues. The request is based on a return on equity of 10.75% and a capital structure with an equity component of 50.54% and a long-term debt component of 49.46%. The requested annualized incremental revenue is driven primarily by $1.5 billion of incremental capital investments completed and planned by the Missouri subsidiary from January 2023 through May 2026. On July 31, 2024, the Missouri Public Service Commission issued an order establishing the test year in this case, which modified the Missouri subsidiary’s original proposal for a future test year through May 2026, and instead reverted to a true-up period through December 31, 2024, with an allowance for proposed discrete adjustments subsequent to this date. On September 6, 2024, the Missouri subsidiary filed supplemental testimony to revise the request to approximately $123 million in annualized incremental revenues and define the specific discrete adjustments proposed through the rate effective period, which lowered the incremental capital investments completed and planned to $1.1 billion through May 2025. The Missouri subsidiary anticipates that the general rate case proceeding will be completed by mid-2025.
On May 1, 2024, the Company’s Iowa subsidiary filed a general rate case requesting approximately $21 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 52.57% and debt component of 47.43%. The requested annualized revenue increase is driven primarily by approximately $157 million in capital investments made and to be made by the Iowa subsidiary through March 2026. Interim rates became effective May 11, 2024, with the difference between interim and final approved rates subject to refund. On August 29, 2024, the Iowa subsidiary submitted supplemental testimony consistent with the procedural schedule, which was subsequently challenged by the parties in the proceeding. On October 4, 2024, the Iowa Utilities Commission issued an order that granted the inclusion of the supplemental filing and extended the procedural schedule in the case beyond the statutory ten-month period. The Iowa subsidiary now expects resolution of this proceeding by May 2025.
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
On January 25, 2024, the Company’s Illinois subsidiary filed tariffs for new water and wastewater rates. The request seeks a two-step rate increase consisting of aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $132 million, excluding infrastructure surcharges of $5 million, effective January 1, 2025, based on a future test year through December 31, 2025, with average rate base and a capital structure with an equity component of 52.27% and a debt component of 47.73%, and (ii) approximately $16 million effective January 1, 2026, based on a future test year to include end of period rate base and a capital structure with an equity component of 54.43% and a debt component of 45.57%. The requested increases are driven primarily by an estimated $557 million in capital investments to be made by the Illinois subsidiary from January 2024 through December 2025. The request also proposes a treatment and compliance rider to address recovery of future environmental compliance investments, and a modification to the existing volume balancing account mechanism to include full production cost recovery. The requested increase was subsequently updated in the Illinois subsidiary’s June 20, 2024, rebuttal filing, with the first step request adjusted to $140 million in additional annualized revenues. On October 24, 2024, a proposed order was issued by the administrative law judge in the proceeding, recommending a 9.84% return on equity and a capital structure with an equity component of 49.00% and a debt component of 51.00%. In addition, the proposed order recommended against the Illinois subsidiary’s second-step increase. The recommendations in the proposed order may be accepted, modified or rejected by the Illinois Commerce Commission. A final order in the case is expected no later than December 17, 2024, with new rates implemented January 1, 2025.
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

On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 45.67% and a debt and other component of 54.33%. The requested increase is driven by approximately $110 million in capital investments between May 2023 and April 2025. The request also proposed a revenue decoupling mechanism and seeks deferral of certain production cost adjustments. Interim rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. On September 20, 2024, the Virginia subsidiary filed with the Virginia State Corporation Commission (the “SCC”) a “black box” stipulation of settlement which agreed to a $15 million annualized increase in the Virginia subsidiary’s revenues. The stipulation of settlement also agreed, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), that its return on equity will be 9.70% and its capital structure will consist of an equity component of 45.67% and a debt and other component of 54.33%. The stipulation of settlement remains subject to SCC review and approval.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million. On November 17, 2023, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office, which would determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary to be $20 million in the 2024 test year, $16 million in the 2025 escalation year, and $15 million in the 2026 attrition year. The partial settlement agreement addresses the California subsidiary’s revenue requirement request but does not address rate design or certain other matters, such as the requested inclusion and implementation of a revenue stability mechanism to separate the California subsidiary’s revenue and water sales. On August 27, 2024, a proposed decision was issued in the proceeding which, among other provisions, recommended adoption by the CPUC of the partial settlement agreement and recommended denial of the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism and its currently effective Annual Consumption Adjustment Mechanism. On September 16, 2024, and September 23, 2024, the California subsidiary submitted comments in the proceeding continuing to support its position and recommending the CPUC revise the proposed decision to approve the Water Resource Sustainability Plan decoupling mechanism and maintain the Annual Consumption Adjustment Mechanism. The CPUC will consider the proposed decision and all responsive comments and will issue a final decision in the proceeding, which is currently scheduled for December 5, 2024, with new rates implemented retroactively to January 1, 2024.
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
(b)In 2024, $21 million was effective July 11 and $26 million was effective January 20.
(c)In 2024, $14 million was effective July 1 and $7 million was effective April 1.
Pending Infrastructure Surcharge Filings
On September 3, 2024, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $17 million in additional annualized revenues.

On August 30, 2024, the Company’s Kentucky subsidiary filed an infrastructure surcharge proceeding requesting $2 million in additional annualized revenues.
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
Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which, if adopted, will become effective upon receiving an order in the current pending rate case, as discussed above.
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

Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2024:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$677	$2	$679
Commercial	253	2	255
Fire service	41	—	41
Industrial	49	1	50
Public and other	93	—	93
Total water services	1,113	5	1,118
Wastewater services:
Residential	61	1	62
Commercial	20	—	20
Industrial	4	—	4
Public and other	11	—	11
Total wastewater services	96	1	97
Miscellaneous utility charges	14	—	14
Alternative revenue programs	—	(12)	(12)
Lease contract revenue	—	2	2
Total Regulated Businesses	1,223	(4)	1,219
Other	105	(1)	104
Total operating revenues	$1,328	$(5)	$1,323
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

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2024:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,760	$3	$1,763
Commercial	656	3	659
Fire service	123	—	123
Industrial	137	1	138
Public and other	217	—	217
Total water services	2,893	7	2,900
Wastewater services:
Residential	180	1	181
Commercial	52	—	52
Industrial	9	—	9
Public and other	28	—	28
Total wastewater services	269	1	270
Miscellaneous utility charges	33	—	33
Alternative revenue programs	—	(5)	(5)
Lease contract revenue	—	6	6
Total Regulated Businesses	3,195	9	3,204
Other	280	(1)	279
Total operating revenues	$3,475	$8	$3,483
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
Contract assets of $65 million and $95 million are included in unbilled revenues on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, respectively. Also, contract assets of $38 million are included in other long-term assets on the Consolidated Balance Sheets as of September 30, 2024, and there were no contract assets in other long-term assets on the Consolidated Balance Sheets as of December 31, 2023. Contract liabilities of $32 million and $63 million are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023, respectively. Also, contract liabilities of $10 million are included in other long-term liabilities on the Consolidated Balance Sheets as of September 30, 2024, and there were no contract liabilities in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2023. Revenues recognized for the nine months ended September 30, 2024 and 2023, from amounts included in contract liabilities were $82 million and $92 million, respectively.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of September 30, 2024, the Company’s operation and maintenance (“O&M”) and capital improvement contracts have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.4 billion as of September 30, 2024, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $631 million as of September 30, 2024, as measured by estimated remaining contract revenue.
Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions as of September 30, 2024
On March 11, 2024, the Company's Illinois subsidiary completed the acquisition of a wastewater treatment plant and related assets from Granite City for a cash purchase price of $86 million, which added approximately 26,000 wastewater customers, including 15,500 customers indirectly in surrounding communities. Assets acquired from this acquisition, principally utility plant, totaled $91 million and liabilities assumed totaled $5 million. This acquisition was accounted for as a business combination and the preliminary purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.
In addition to the acquisition of the Granite City wastewater treatment plant and related assets noted above, during the nine months ended September 30, 2024, the Company closed on four acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $33 million, which added approximately 7,400 water and wastewater customers. Assets acquired from these acquisitions consisted principally of utility plant. All four of these acquisitions were accounted for as a business combination and the preliminary purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the periods ended September 30, 2024 and 2023.
Closed Acquisitions - After September 30, 2024
On September 26, 2024, the Pennsylvania Commonwealth Court issued an order dismissing the appeals of Center Township and Summit Township, which sought to reverse the November 9, 2023, order entered by the PaPUC which approved a settlement agreement without modification with respect to the Company’s Pennsylvania subsidiary’s application to acquire the wastewater collection and treatment system assets (the “System Assets”) from the Butler Area Sewer Authority. On October 29, 2024, the Pennsylvania subsidiary acquired the System Assets from the Butler Area Sewer Authority for a purchase price of $230 million, in cash. This system provides wastewater service for approximately 15,000 customer connections. The acquisition will be accounted for as a business combination in the fourth quarter of 2024 and the preliminary purchase price allocation consists primarily of utility plant.
Pending Acquisitions
Effective March 24, 2023, the Company’s Pennsylvania subsidiary acquired the rights to buy the wastewater system assets of Towamencin Township, for an aggregate purchase price of $104 million. On August 28, 2024, Towamencin Township and the Company’s Pennsylvania subsidiary began the process to terminate the asset purchase agreement. On October 15, 2024, the PaPUC issued a Certificate of Filing, which approves the termination of the asset purchase agreement with respect to this acquisition. As a result, the asset purchase agreement and all rights and obligations of the Company’s Pennsylvania subsidiary thereunder have been terminated without penalty.
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

On February 2, 2024, the secured seller note was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of the $75 million contingent cash payment payable under the HOS sale agreement. In addition, the interest rate payable on the secured seller note has increased from 7.00% per year to 10.00% per year until maturity. The Company recognized $20 million and $13 million of interest income during the three months ended September 30, 2024 and 2023, respectively, and $57 million and $38 million of interest income during the nine months ended September 30, 2024 and 2023, respectively, from the secured seller note. The secured seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants. Certain of these covenants have been amended, including to provide for annual reductions of specified debt incurrence ratios. Furthermore, the amendment to the secured seller note eliminated the conditional right, beginning December 9, 2024, to require a repayment, without premium or penalty, of 100% of the outstanding principal amount in full in cash together with all accrued and unpaid interest and other obligations thereunder. The final maturity date of the secured seller note remains December 9, 2026. The repayment obligations of the Buyer under the seller note are secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions.
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
Note 6: Shareholders’ Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the nine months ended September 30, 2024 and 2023, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain on Fixed-Income Securities	Accumulated Other Comprehensive Loss
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
Other comprehensive income before reclassifications	—	—	—	17	—	17
Amounts reclassified from accumulated other comprehensive loss	—	—	1	—	—	1
Net other comprehensive income	—	—	1	17	—	18
Balance as of September 30, 2024	$(96)	$1	$75	$8	$4	$(8)

Balance as of December 31, 2022	$(93)	$1	$70	$(1)	$—	$(23)
Other comprehensive income before reclassifications	—	—	—	—	—	—
Amounts reclassified from accumulated other comprehensive income	—	—	1	—	—	1
Net other comprehensive income	—	—	1	—	—	1
Balance as of September 30, 2023	$(93)	$1	$71	$(1)	$—	$(22)
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

Dividends
On September 4, 2024, the Company paid a quarterly cash dividend of $0.7650 per share to shareholders of record as of August 13, 2024.
On October 29, 2024, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.7650 per share, payable on December 3, 2024, to shareholders of record as of November 12, 2024. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
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
In addition to the notes issued by AWCC as described above, during the nine months ended September 30, 2024, AWCC and the Company’s regulated subsidiaries issued in the aggregate $25 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 1.75%, a weighted average interest rate of 0.01%, and maturity dates ranging from 2025 through 2061. $25 million of the private activity bonds and government funded debt issued by the Company's regulated subsidiaries during the nine months ended September 30, 2024, were collateralized. During the nine months ended September 30, 2024, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $474 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 7.17%, a weighted average interest rate of 4.20%, and maturity dates ranging from 2024 to 2061.
During the third quarter of 2024, the Company entered into seven treasury lock agreements, with a term of 10 years or 30 years, with notional amounts totaling $330 million. These treasury lock agreements have an average fixed interest rate of 4.02%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
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
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2024 or 2023.
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
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets and, if and to the extent necessary, borrowings under the AWCC revolving credit facility, and, in the future, issuances of equity. AWCC maintains an unsecured revolving credit facility which provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. On October 28, 2024, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, as permitted by the terms of the credit agreement, from October 2028 to October 2029. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit for the issuance of up to $150 million in letters of credit. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of September 30, 2024, and December 31, 2023, there were no borrowings under the revolving credit facility. As of September 30, 2024, and December 31, 2023, there were $75 million of outstanding letters of credit under the revolving credit facility.
Short-term debt consists of commercial paper borrowings totaling $215 million and $180 million as of September 30, 2024, and December 31, 2023, respectively, or net of discount $215 million and $179 million as of September 30, 2024, and December 31, 2023, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.90% and 5.51% at September 30, 2024, and December 31, 2023, respectively. At September 30, 2024, and December 31, 2023, there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2024
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(215)	(75)	(290)
Remaining availability as of September 30, 2024	$2,385	$75	$2,460
(a)Total remaining availability of $2.5 billion as of September 30, 2024, was accessible through revolver draws.

	As of December 31, 2023
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.5 billion as of December 31, 2023, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2024, and December 31, 2023, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of September 30, 2024	$127	$2,460	$2,587
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
Note 9: Income Taxes
The Company’s effective income tax rate was 22.7% and 20.6% for the three months ended September 30, 2024 and 2023, respectively, and 23.1% and 21.0% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the Company’s effective income tax rate for the three and nine months ended September 30, 2024, was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders and a decrease in deductions related to payments of stock-based compensation benefits.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024 and expects to owe CAMT in excess of the regular tax liability. On September 12, 2024, the Internal Revenue Service (“IRS”) and the U.S. Treasury issued Notice 2024-66, allowing corporate taxpayers to exclude amounts attributable to the CAMT liability, without penalty, from estimated tax payments with respect to a taxable year that begins during 2024. The Company will include the CAMT liability in its 2024 extension payment due April 15, 2025. The Company will continue to assess the impacts of the IRA as the U.S. Treasury and the IRS provide further guidance.

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Components of net periodic pension benefit cost:
Service cost	$4	$4	$13	$12
Interest cost	21	22	63	65
Expected return on plan assets	(24)	(23)	(71)	(69)
Amortization of prior service credit	(1)	(1)	(3)	(3)
Amortization of actuarial loss	6	4	18	11
Net periodic pension benefit cost	$6	$6	$20	$16

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$2	$2
Interest cost	3	4	9	11
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	(8)	(8)	(24)	(24)
Amortization of actuarial loss	—	1	—	2
Net periodic other postretirement benefit credit	$(7)	$(5)	$(22)	$(18)
The Company contributed $11 million and $33 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2024, respectively, and contributed $11 million and $31 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2023, respectively. The Company expects to make additional pension contributions to the plan trusts of $11 million during the remainder of 2024.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2024, the Company has accrued approximately $7 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $5 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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

In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. In August 2020, WVAWC filed a Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia seeking to vacate or remand the Circuit Court’s order certifying the issues class. In January 2021, the Supreme Court of Appeals remanded the case back to the Circuit Court for further consideration in light of a decision issued in another case relating to the class certification issues raised on appeal. In July 2022, the Circuit Court entered an order again certifying a class to address at trial certain liability issues but not to consider damages. In August 2022, WVAWC filed another Petition for Writ of Prohibition in the Supreme Court of Appeals of West Virginia challenging the West Virginia Circuit Court’s July 2022 order, which petition was denied on June 8, 2023. By order dated June 28, 2024, the Circuit Court set a new date of December 3, 2024, for a class trial on issues relating to duty and breach of that duty. This trial will not find class-wide or punitive damages. Before trial begins, mediation is scheduled to take place during the fourth quarter of 2024.
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
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. On March 6, 2024, the motion to transfer the complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company to the West Virginia Business Court was granted and trial and resolution judges were assigned. Mountaineer Gas voluntarily dismissed its implied indemnity count against WVAWC, rendering moot WVAWC’s partial motion to dismiss, and on May 31, 2024, WVAWC answered the complaint. The Business Court has set a trial date of October 7, 2025, for this matter.

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
On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 in damages per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. In light of the diminishing number of new claims being filed, the claims process was concluded on March 8, 2024. As of September 30, 2024, a total of 593 Mountaineer Gas customers completed this claims process, and each of those customers has been paid by WVAWC an average of approximately $1,500. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
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
In September 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $266 million in aggregate costs as of September 30, 2024, related to the Water Supply Project, which includes $84 million in AFUDC.
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
In 2015, Cal Am and MCWRA filed a complaint in San Francisco County Superior Court against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”), seeking to recover compensatory, consequential and incidental damages associated with the failure of the RDP, as well as punitive and treble damages, statutory penalties and attorneys’ fees. In 2019, MCWD was granted a motion for summary judgment related to the tort claims in the complaint. A settlement as to the non-tort claims was finalized and entered into in March 2020. In July 2020, Cal Am appealed the grant of summary judgment on MCWD’s tort claims, and in December 2022, the trial court’s decision was reversed with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. Following a hearing held on August 16, 2024, the court approved supplemental briefing on certain issues and continued the hearing to November 1, 2024. The trial date in this matter remains vacated and will be rescheduled at a later date.

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
MPWMD Condemnation Actions
Separate from the proceedings related to the MPWMD’s application with LAFCO, by letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requesting access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets. On December 15, 2023, the MPWMD filed a lawsuit in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit seeking to condemn Cal Am’s Monterey system assets. Cal Am’s motion asserts that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. Hearings on the motion were held on May 3, 2024, and August 23, 2024, and a decision on the motion from the court remains pending.
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

As of September 30, 2024, $0.5 million of the aggregate Settlement amount of $126 million remains reflected in accrued liabilities, and $0.5 million in an offsetting insurance receivable remains reflected in other current assets on the Consolidated Balance Sheets pending resolution of all asserted actual or potential claims associated with this matter. The amount reflected in accrued liabilities reflects the status of the liability and the offsetting insurance receivable reflected in other current assets, each as of September 30, 2024.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders	$350	$323	$812	$773

Denominator:
Weighted-average common shares outstanding—Basic	195	195	195	192
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average common shares outstanding—Diluted	195	195	195	192
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2024 and 2023, because their effect would have been anti-dilutive under the treasury stock method.
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
Secured seller promissory note from the sale of the Homeowner Services Group—The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS, is $795 million and $720 million as of September 30, 2024, and December 31, 2023, respectively. On February 2, 2024, the secured seller promissory note from the sale of HOS was amended to increase the principal amount, in full satisfaction of a $75 million contingent cash payment, see Note 5—Acquisitions and Divestitures for additional information. This amount represents the principal amount owed under the secured seller promissory note, for which the Company expects to receive full payment. The accounting fair value measurement of the secured seller promissory note approximated $803 million and $704 million as of September 30, 2024, and December 31, 2023, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller promissory note is classified as Level 3 within the fair value hierarchy.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of September 30, 2024
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,135	10,746	1,060	665	12,471

	As of December 31, 2023
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	12,190	9,575	1,044	757	11,376
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$50	$—	$—	$50
Rabbi trust investments	27	—	—	27
Deposits	6	—	—	6
Other investments:
Money market and other	25	—	—	25
Fixed-income securities	108	7	—	115
Mark-to-market derivative asset	—	1	—	1
Total assets	216	8	—	224

Liabilities:
Deferred compensation obligations	32	—	—	32
Mark-to-market derivative liability	—	3	—	3
Total liabilities	32	3	—	35
Total assets	$184	$5	$—	$189

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$34	$—	$—	$34
Rabbi trust investments	22	—	—	22
Deposits	8	—	—	8
Other investments:
Money market and other	26	—	—	26
Fixed-income securities	140	6	—	146
Total assets	230	6	—	236

Liabilities:
Deferred compensation obligations	27	—	—	27
Mark-to-market derivative liability	—	8	—	8
Total liabilities	27	8	—	35
Total assets (liabilities)	$203	$(2)	$—	$201
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
Other investments—The Company maintains a Voluntary Employees’ Beneficiary Association trust for purposes of paying active union employee medical benefits (“Active VEBA”). The investments in the Active VEBA trust primarily consist of money market funds and available-for-sale fixed-income securities.
The money market and other investments have original maturities of three months or less when purchased. The fair value measurement of the money market and other investments is based on quoted prices for identical assets in active markets and therefore included in the recurring fair value measurements hierarchy as Level 1.
The available-for-sale fixed-income securities are primarily investments in U.S. Treasury securities and government bonds. The majority of U.S. Treasury securities and government bonds have been categorized as Level 1 because they trade in highly-liquid and transparent markets. Certain U.S. Treasury securities are based on prices that reflect observable market information, such as actual trade information of similar securities, and are therefore categorized as Level 2, because the valuations are calculated using models which utilize actively traded market data that the Company can corroborate.

The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $76 million and $62 million in other current assets, as of September 30, 2024, and December 31, 2023, respectively, and $64 million and $111 million in other long-term assets, as of September 30, 2024, and December 31, 2023, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed-income securities:

	As of September 30, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$110	$8	$3	$115

	As of December 31, 2023
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$143	$6	$3	$146
The fair value of the Company’s available-for-sale fixed-income securities, summarized by contractual maturities, as of September 30, 2024, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$70
1 year - 5 years	31
5 years - 10 years	6
Greater than 10 years	8
Total	$115
Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one year to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 40 years, five years, and five years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $144 million as of September 30, 2024, and December 31, 2023. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $1 million in 2024, $4 million in 2025 through 2028, and $41 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $3 million and $2 million for the three months ended September 30, 2024 and 2023, respectively, and $9 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively.
For the three and nine months ended September 30, 2024, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, was $3 million and $8 million, respectively. For the nine months ended September 30, 2024, there were ROU assets obtained in exchange for new operating lease liabilities of $10 million.

As of September 30, 2024, the weighted-average remaining lease term of the operating leases was 18 years, and the weighted-average discount rate of the operating leases was 5%.
The future maturities of lease liabilities as of September 30, 2024, were $3 million in 2024, $11 million in 2025, $10 million in 2026, $9 million in 2027, $8 million in 2028, and $92 million thereafter. As of September 30, 2024, imputed interest was $48 million.
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
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended September 30, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,219	$104	$1,323
Depreciation and amortization	196	4	200
Total operating expenses, net	677	103	780
Interest expense	(107)	(25)	(132)
Interest income	6	16	22
Provision for income taxes	102	1	103
Net income (loss) attributable to common shareholders	356	(6)	350
Total assets	29,238	2,552	31,790
Cash paid for capital expenditures	683	—	683

	As of or for the Three Months Ended September 30, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,095	$72	$1,167
Depreciation and amortization	174	3	177
Total operating expenses, net	614	75	689
Interest expense	(92)	(25)	(117)
Interest income	7	16	23
Provision for income taxes	84	—	84
Net income (loss) attributable to common shareholders	331	(8)	323
Total assets	26,987	2,831	29,818
Cash paid for capital expenditures	619	7	626

	As of or for the Nine Months Ended September 30, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,204	$279	$3,483
Depreciation and amortization	569	12	581
Total operating expenses, net	1,909	256	2,165
Interest expense	(306)	(81)	(387)
Interest income	14	57	71
Provision for income taxes	233	11	244
Net income (loss) attributable to common shareholders	815	(3)	812
Total assets	29,238	2,552	31,790
Cash paid for capital expenditures	1,954	8	1,962

	As of or for the Nine Months Ended September 30, 2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$2,960	$242	$3,202
Depreciation and amortization	515	8	523
Total operating expenses, net	1,770	227	1,997
Interest expense	(269)	(73)	(342)
Interest income	14	38	52
Provision for income taxes	203	2	205
Net income (loss) attributable to common shareholders	783	(10)	773
Total assets	26,987	2,831	29,818
Cash paid for capital expenditures	1,765	14	1,779
Note 16: Subsequent Events
On October 3, 2024, the Company identified unauthorized activity within its computer networks and systems, which the Company determined to be the result of a cybersecurity incident. Upon identification of this activity, the Company immediately activated its incident response protocols and third-party cybersecurity experts to assist with containment and mitigation activities and to investigate the nature and scope of the incident. The Company also promptly notified law enforcement and has coordinated fully with them. As part of the incident response, and in order to protect its systems and data, the Company disconnected and deactivated certain of its systems, which have since been reconnected and reactivated upon verification that those systems were secure.
The Company believes that all necessary containment, mitigation and restoration activities related to this incident have been completed. None of the Company’s water or wastewater facilities were impacted by this incident. Although the Company is unable to predict the full impact of this incident, the Company does not expect that the incident will have a material effect on the Company or its financial condition or results of operations. An understanding of the full scope, nature and impacts of this incident remains subject to an ongoing investigation. In addition, a number of putative class action lawsuits have been filed in connection with this cybersecurity incident, alleging claims related to consumer protection and data privacy. The Company is reviewing these lawsuits and intends to defend itself vigorously.

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
Financial Results
For the three and nine months ended September 30, 2024, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.80 and $4.17, respectively, compared to $1.66 and $4.03 per share in the same periods in 2023. Results for the three and nine months ended September 30, 2024, include increased revenues from the implementation of new rates in the Regulated Businesses from capital and acquisition investments. Results also reflect increased production and employee related costs, increased depreciation and higher financing costs used to fund the current capital investment plan. Results for the three and nine months ended September 30, 2024, reflect the net favorable impact of warmer, drier weather compared to normal, estimated at $0.04 and $0.07 per share, respectively. Results for the three and nine months ended September 30, 2023, reflect the net favorable impact of weather compared to normal, estimated at $0.04 and $0.11 per share, respectively. Results for the three and nine months ended September 30, 2024, include additional interest income of $0.03 and $0.07 per share, respectively, resulting from the early 2024 amendment to the secured seller note from the sale of the former HOS business.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. The Company now plans to invest approximately $3.3 billion in these growth strategies in 2024. During the first nine months of 2024, the Company invested $2.0 billion, in the Regulated Businesses, as discussed below.
•$1.9 billion capital investment in the Regulated Businesses for infrastructure improvements and replacements; and
•$119 million to fund acquisitions in the Regulated Businesses, which added approximately 33,400 customers. This includes the acquisition by the Company's Illinois subsidiary of a wastewater treatment plant and related assets from Granite City on March 11, 2024, for a cash purchase price of $86 million, which added approximately 26,000 wastewater customers, including 15,500 customers indirectly in surrounding communities.
•Added approximately 14,700 new customers through organic growth in existing systems.
On September 26, 2024, the Pennsylvania Commonwealth Court issued an order dismissing the appeals of Center Township and Summit Township, which sought to reverse the November 9, 2023, order entered by the PaPUC which approved a settlement agreement without modification with respect to the Company’s Pennsylvania subsidiary’s application to acquire the wastewater collection and treatment system assets (the “System Assets”) from the Butler Area Sewer Authority. On October 29, 2024, the Pennsylvania subsidiary acquired the System Assets from the Butler Area Sewer Authority for a purchase price of $230 million, in cash. This system provides wastewater service for approximately 15,000 customer connections. The acquisition will be accounted for as a business combination in the fourth quarter of 2024 and the preliminary purchase price allocation consists primarily of utility plant.

Effective March 24, 2023, the Company’s Pennsylvania subsidiary acquired the rights to buy the wastewater system assets of Towamencin Township, for an aggregate purchase price of $104 million. On August 28, 2024, Towamencin Township and the Company’s Pennsylvania subsidiary began the process to terminate the asset purchase agreement. On October 15, 2024, the Pennsylvania Public Utility Commission (“PaPUC”) issued a Certificate of Filing, which approves the termination of the asset purchase agreement with respect to this acquisition. As a result, the asset purchase agreement and all rights and obligations of the Company’s Pennsylvania subsidiary thereunder have been terminated without penalty.
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
As of October 30, 2024, the Company had entered into 22 agreements with a total aggregate purchase price of $169 million for pending acquisitions in the Regulated Businesses, to add approximately 43,400 additional customers.
On February 7, 2024, the PaPUC proposed the Tentative Supplemental Implementation Order (“TSIO”) which seeks to make certain changes to the process by which the PaPUC considers and decides applications to acquire water and wastewater assets under Pennsylvania’s existing utility valuation law, known as Act 12 of 2016 (“Act 12”). The TSIO proposes, among other things, a reasonableness review ratio that would be applied to help guide the determination on the overall prudency of the transaction and reasonableness of the purchase price. On July 2, 2024, the PaPUC issued the Final Supplemental Implementation Order (“FSIO”), which largely adopts the provisions in the TSIO. The provisions of the FSIO are not retroactive and apply to acquisition applications filed after July 2, 2024. Separately, legislation has also been introduced in the Pennsylvania House of Representatives that would amend Act 12 and establish new guidelines for evaluating applicable acquisitions. The proposed bills were reported out of committee but have not yet been considered by the full House of Representatives. The Company cannot currently predict the outcome of these or other legislative initiatives, or their impacts, but the Company intends to continue to support outcomes that allow for consolidation and investment in water and wastewater infrastructure in Pennsylvania and in its other regulated jurisdictions.
Other Matters
Environmental, Health and Safety, and Water Quality Regulation
On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) announced a final National Primary Drinking Water Regulation (“NPDWR”) for six PFAS, including perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), perfluorononanoic acid (“PFNA”), hexafluoropropylene oxide dimer acid (“HFPO-DA”, commonly known as “GenX Chemicals”), perfluorohexane sulfonic acid (“PFHxS”), and perfluorobutane sulfonic acid (“PFBS”). The NPDWR for PFAS establishes legally enforceable levels, called Maximum Contaminant Levels (“MCLs”), for PFAS in drinking water. Utilities will be required to complete their initial monitoring for PFAS by 2027, followed by ongoing compliance monitoring. Utilities will be required to comply with the new MCLs by April 2029, implementing solutions to reduce PFAS levels where needed. Beginning in April 2029, utilities that exceed any of the PFAS MCLs will be required to provide notification to the public of the violation.
As previously disclosed, the Company estimates an investment of approximately $1 billion of capital expenditures to install additional treatment facilities over a five-year period in order to comply with the new regulations. Additionally, the Company estimates that it will incur annual operating expenses of up to approximately $50 million related to testing and treatment, with the majority of the operating expenses beginning after the April 2029 compliance deadline. The actual level of capital investment and expenses may differ from these estimates and will be dependent upon market dynamics upon implementation of solutions to comply with the NPDWR for PFAS.
The Company supports sound policies and compliance with the NPDWR for PFAS by all water utilities, while protecting customers and communities from the costly burden of monitoring and mitigating PFAS contamination in water systems. The Company continues to advocate for policies that hold polluters accountable and is participating in the multi-district litigation and other lawsuits filed against certain PFAS manufacturers seeking damages and reimbursement of costs incurred and continuing to be incurred to address contamination of public water supply systems by PFAS. For more information on the PFAS multi-district litigation, see Part II, Item 1—Legal Proceedings—PFAS Multi-District Litigation, in the Company’s Form 10-Q for the quarter ended June 30, 2024.
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

On October 8, 2024, the EPA announced a final NPDWR for lead and copper in drinking water known as the Lead and Copper Rule Improvements (“LCRI”). The compliance date (“Compliance Date”) for the final rule is estimated to begin in the fourth quarter of 2027, three years after the date of publication in the federal register. The LCRI includes requirements related to (1) achieving lead replacement by the end of 2037, 10 years from the Compliance Date; (2) locating legacy lead pipes; (3) improving tap sampling; (4) lowering the lead action level; and (5) strengthening protections to reduce exposure. The LCRI builds on the Lead and Copper Rule Revisions (“LCRR”) that were finalized in 2021 with the LCRI deferring the due date for several requirements from the LCRR for three years. The EPA is requiring water systems to replace all lead and certain galvanized service lines under their control no later than 10 years after the Compliance Date. The Company is in the process of reviewing the specific requirements of the LCRI to determine capital expenditures and operating costs. Capital expenditures and operating costs associated with compliance with federal water quality regulations have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates.
The Company continues to comply with the EPA’s existing Lead and Copper Rule requirements by replacing lead service lines in accordance with current scientific guidance and utilizing appropriate corrosion control techniques as necessary to comply with current water quality regulatory requirements.
The Company met the LCRR requirements, effective October 16, 2024, identified as enforceable by the EPA. Remaining LCRR requirements are deferred under the LCRI.
Cybersecurity Incident
On October 3, 2024, the Company identified unauthorized activity within its computer networks and systems, which the Company determined to be the result of a cybersecurity incident. Upon identification of this activity, the Company immediately activated its incident response protocols and third-party cybersecurity experts to assist with containment and mitigation activities and to investigate the nature and scope of the incident. The Company also promptly notified law enforcement and has coordinated fully with them. As part of the incident response, and in order to protect its systems and data, the Company disconnected and deactivated certain of its systems, which have since been reconnected and reactivated upon verification that those systems were secure.
The Company believes that all necessary containment, mitigation and restoration activities related to this incident have been completed. None of the Company’s water or wastewater facilities were impacted by this incident. Although the Company is unable to predict the full impact of this incident, the Company does not expect that the incident will have a material effect on the Company or its financial condition or results of operations. An understanding of the full scope, nature and impacts of this incident remains subject to an ongoing investigation. In addition, a number of putative class action lawsuits have been filed in connection with this cybersecurity incident, alleging claims related to consumer protection and data privacy. The Company is reviewing these lawsuits and intends to defend itself vigorously.
Regulatory Matters
General Rate Cases
Presented in the table below are annualized incremental revenues, including reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2024:

(In millions)	Effective Date	Amount
General rate cases by state:
New Jersey	September 15, 2024	$80
Pennsylvania	August 7, 2024	99
Indiana, Step Increases	(a)	48
Kentucky	May 3, 2024 (b)	11
West Virginia	February 25, 2024	18
Total general rate case authorizations		$256
(a)In 2024, $23 million was effective May 10 and $25 million was effective February 21.
(b)The Kentucky Public Service Commission issued its final order on May 3, 2024. On May 16, 2024, the Kentucky subsidiary filed a petition for rehearing.

On September 4, 2024, the New Jersey Board of Public Utilities (“NJBPU”) issued an order approving without modification the stipulation of settlement of a general rate case filed on January 19, 2024, by the Company’s New Jersey subsidiary. The general rate case order approved an $80 million annualized increase in the New Jersey subsidiary’s water and wastewater revenues, effective September 15, 2024, based on (i) an authorized return on equity of 9.60%, (ii) an authorized rate base of $5.1 billion, (iii) a common equity ratio of 55.00%, and (iv) a long-term debt ratio of 45.00%. The annualized revenue increase is driven primarily by $1.3 billion of incremental capital investments since the New Jersey subsidiary’s last general rate case. The New Jersey subsidiary will continue to defer as a regulatory asset or liability, as appropriate, until its next general rate case, the difference between its pension expense and other postretirement benefits expense and those amounts included in base rates.
On July 22, 2024, the PaPUC released an order approving the adjustment of base rates requested in a general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023. The PaPUC approved a $99 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $20 million, based on (i) an authorized return on equity of 9.45%, (ii) an authorized rate base of $5.8 billion, which reflects, as requested and included in the general rate case, approximately $1.0 billion in capital investments to be made through mid-2025, (iii) a common equity ratio of 55.30%, and (iv) a long-term debt ratio of 44.70%. Certain acquisitions that were or remain pending, including the acquisition of the wastewater collection and treatment system of the Butler Area Sewer Authority, were excluded from authorized base rates. The new rates were effective on August 7, 2024, except that new wastewater rates for two recently acquired systems, including the City of York, will take effect during the first half of 2025 in accordance with the terms of the relevant acquisition agreements. As part of its approval of this rate adjustment, the PaPUC initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case.
On May 3, 2024, the Kentucky Public Service Commission (the “KPSC”) issued an order approving the adjustment of base rates requested in a rate case filed on June 30, 2023, by the Company’s Kentucky subsidiary. The general rate case order approved an $11 million annualized increase in water revenues, excluding infrastructure surcharge revenues of $10 million which continue to be recovered in the Kentucky subsidiary’s approved infrastructure mechanism. The annualized increase is based upon an authorized return on equity of 9.70%, authorized rate base of $489 million, which reflects capital investments through January 31, 2025, and a capital structure with a common equity ratio of 52.22%. Interim rates in this proceeding were effective on February 6, 2024, and the order required that the difference between interim and final approved rates be subject to refund no later than August 26, 2024. On May 16, 2024, the Kentucky subsidiary filed with the KPSC a petition for rehearing of the KPSC’s order, seeking clarification and/or correction of certain computational inconsistencies that the Kentucky subsidiary believes are reflected in the KPSC’s order with respect to the authorized amount of annualized revenues to be received by the Kentucky subsidiary. The petition for rehearing also requested that any revisions become effective February 6, 2024, with any difference between the adjusted amount and initial approved rates subject to refund or collection. On May 28, 2024, the KPSC granted the request for rehearing, and the Kentucky subsidiary expects resolution of this proceeding later in 2024.
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

Pending General Rate Case Filings
On August 2, 2024, the Company’s Hawaii subsidiary filed a general rate case requesting approximately $2 million in annualized incremental revenues, which is based on a proposed return on equity of 10.67% and a capital structure with an equity component of 52.11% and debt component of 47.89%. The requested annualized incremental revenue is driven primarily by approximately $41 million in capital investments made and to be made by the Hawaii subsidiary through 2025. The Hawaii subsidiary anticipates that the general rate case proceeding will be completed by mid-2025.
On July 1, 2024, the Company’s Missouri subsidiary filed a general rate case requesting approximately $148 million in annualized incremental revenues. The request is based on a return on equity of 10.75% and a capital structure with an equity component of 50.54% and a long-term debt component of 49.46%. The requested annualized incremental revenue is driven primarily by $1.5 billion of incremental capital investments completed and planned by the Missouri subsidiary from January 2023 through May 2026. On July 31, 2024, the Missouri Public Service Commission issued an order establishing the test year in this case, which modified the Missouri subsidiary’s original proposal for a future test year through May 2026, and instead reverted to a true-up period through December 31, 2024, with an allowance for proposed discrete adjustments subsequent to this date. On September 6, 2024, the Missouri subsidiary filed supplemental testimony to revise the request to approximately $123 million in annualized incremental revenues and define the specific discrete adjustments proposed through the rate effective period, which lowered the incremental capital investments completed and planned to $1.1 billion through May 2025. The Missouri subsidiary anticipates that the general rate case proceeding will be completed by mid-2025.
On May 1, 2024, the Company’s Iowa subsidiary filed a general rate case requesting approximately $21 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 52.57% and debt component of 47.43%. The requested annualized revenue increase is driven primarily by approximately $157 million in capital investments made and to be made by the Iowa subsidiary through March 2026. Interim rates became effective May 11, 2024, with the difference between interim and final approved rates subject to refund. On August 29, 2024, the Iowa subsidiary submitted supplemental testimony consistent with the procedural schedule, which was subsequently challenged by the parties in the proceeding. On October 4, 2024, the Iowa Utilities Commission issued an order that granted the inclusion of the supplemental filing and extended the procedural schedule in the case beyond the statutory ten-month period. The Iowa subsidiary now expects resolution of this proceeding by May 2025.
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
On January 25, 2024, the Company’s Illinois subsidiary filed tariffs for new water and wastewater rates. The request seeks a two-step rate increase consisting of aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $132 million, excluding infrastructure surcharges of $5 million, effective January 1, 2025, based on a future test year through December 31, 2025, with average rate base and a capital structure with an equity component of 52.27% and a debt component of 47.73%, and (ii) approximately $16 million effective January 1, 2026, based on a future test year to include end of period rate base and a capital structure with an equity component of 54.43% and a debt component of 45.57%. The requested increases are driven primarily by an estimated $557 million in capital investments to be made by the Illinois subsidiary from January 2024 through December 2025. The request also proposes a treatment and compliance rider to address recovery of future environmental compliance investments, and a modification to the existing volume balancing account mechanism to include full production cost recovery. The requested increase was subsequently updated in the Illinois subsidiary’s June 20, 2024, rebuttal filing, with the first step request adjusted to $140 million in additional annualized revenues. On October 24, 2024, a proposed order was issued by the administrative law judge in the proceeding, recommending a 9.84% return on equity and a capital structure with an equity component of 49.00% and a debt component of 51.00%. In addition, the proposed order recommended against the Illinois subsidiary’s second-step increase. The recommendations in the proposed order may be accepted, modified or rejected by the Illinois Commerce Commission. A final order in the case is expected no later than December 17, 2024, with new rates implemented January 1, 2025.
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

On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 45.67% and a debt and other component of 54.33%. The requested increase is driven by approximately $110 million in capital investments between May 2023 and April 2025. The request also proposed a revenue decoupling mechanism and seeks deferral of certain production cost adjustments. Interim rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. On September 20, 2024, the Virginia subsidiary filed with the Virginia State Corporation Commission (the “SCC”) a “black box” stipulation of settlement which agreed to a $15 million annualized increase in the Virginia subsidiary’s revenues. The stipulation of settlement also agreed, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), that its return on equity will be 9.70% and its capital structure will consist of an equity component of 45.67% and a debt and other component of 54.33%. The stipulation of settlement remains subject to SCC review and approval.
On July 1, 2022, the Company’s California subsidiary filed a general rate case requesting an increase in 2024 revenue of $56 million and a total increase in revenue over the 2024 to 2026 period of $95 million, all as compared to 2022 revenues. The Company updated its filing in January 2023 to capture the authorized step increase effective January 1, 2023. The filing was also updated to incorporate a decoupling proposal and a revision to the Company’s sales and associated variable expense forecast. The revised filing requested additional annualized revenues for the test year 2024 of $37 million, compared to 2023 revenues. This excludes the proposed step rate and attrition rate increase for 2025 and 2026 of $20 million and $19 million, respectively. The total revenue requirement request for the three-year rate case cycle, incorporating updates to present rate revenues and forecasted demand, is $76 million. On November 17, 2023, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office, which would determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary to be $20 million in the 2024 test year, $16 million in the 2025 escalation year, and $15 million in the 2026 attrition year. The partial settlement agreement addresses the California subsidiary’s revenue requirement request but does not address rate design or certain other matters, such as the requested inclusion and implementation of a revenue stability mechanism to separate the California subsidiary’s revenue and water sales. On August 27, 2024, a proposed decision was issued in the proceeding which, among other provisions, recommended adoption by the CPUC of the partial settlement agreement and recommended denial of the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism and its currently effective Annual Consumption Adjustment Mechanism. On September 16, 2024, and September 23, 2024, the California subsidiary submitted comments in the proceeding continuing to support its position and recommending the CPUC revise the proposed decision to approve the Water Resource Sustainability Plan decoupling mechanism and maintain the Annual Consumption Adjustment Mechanism. The CPUC will consider the proposed decision and all responsive comments and will issue a final decision in the proceeding, which is currently scheduled for December 5, 2024, with new rates implemented retroactively to January 1, 2024.
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
(b)In 2024, $21 million was effective July 11 and $26 million was effective January 20.
(c)In 2024, $14 million was effective July 1 and $7 million was effective April 1.
Pending Infrastructure Surcharge Filings
On September 3, 2024, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $17 million in additional annualized revenues.

On August 30, 2024, the Company’s Kentucky subsidiary filed an infrastructure surcharge proceeding requesting $2 million in additional annualized revenues.
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
Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its pending 2022 general rate case, which, if adopted, will become effective upon receiving an order in the current pending rate case, as discussed above.
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues	$1,323	$1,167	$3,483	$3,202
Operating expenses:
Operation and maintenance	496	436	1,339	1,248
Depreciation and amortization	200	177	581	523
General taxes	84	76	246	227
Other	—	—	(1)	(1)
Total operating expenses, net	780	689	2,165	1,997
Operating income	543	478	1,318	1,205
Other (expense) income:
Interest expense	(132)	(117)	(387)	(342)
Interest income	22	23	71	52
Non-operating benefit costs, net	7	9	23	26
Other, net	13	14	31	37
Total other (expense) income	(90)	(71)	(262)	(227)
Income before income taxes	453	407	1,056	978
Provision for income taxes	103	84	244	205
Net income attributable to common shareholders	$350	$323	$812	$773

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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues	$1,219	$1,095	$3,204	$2,960
Operation and maintenance	402	368	1,109	1,043
Depreciation and amortization	196	174	569	515
General taxes	79	72	232	213
Other	—	—	(1)	(1)
Other expenses	(84)	(66)	(247)	(204)
Provision for income taxes	102	84	233	203
Net income attributable to common shareholders	$356	$331	$815	$783
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Water services:
Residential	$679	$607	$1,763	$1,622
Commercial	255	231	659	600
Fire service	41	40	123	118
Industrial	50	50	138	126
Public and other	81	72	212	220
Total water services	1,106	1,000	2,895	2,686
Wastewater services:
Residential	62	58	181	169
Commercial	20	16	52	46
Industrial	4	2	9	6
Public and other	11	8	28	21
Total wastewater services	97	84	270	242
Other (a)	16	11	39	32
Total operating revenues	$1,219	$1,095	$3,204	$2,960
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Gallons in millions)	2024	2023	2024	2023
Billed water services volumes:
Residential	51,137	49,452	123,752	123,527
Commercial	24,389	23,481	60,971	59,029
Industrial	10,261	10,559	28,308	28,014
Fire service, public and other	16,263	15,760	41,077	41,042
Total billed water services volumes	102,050	99,252	254,108	251,612
For the three and nine months ended September 30, 2024, operating revenues increased $124 million and $244 million, respectively, primarily due to increases of $83 million and $183 million, respectively, from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states. In addition, operating revenues increased $11 million and $29 million for the three and nine months ended September 30, 2024, respectively, from water and wastewater acquisitions, as well as organic growth in existing systems. Also, operating revenues were $7 million and $17 million higher for the three and nine months ended September 30, 2024, respectively, as a result of reduced amortization of EADIT, primarily in the Company’s Missouri subsidiary. For the three and nine months ended September 30, 2024, operating revenues increased $20 million from strong demand. For the nine months ended September 30, 2024, these increases were partially offset by a $8 million estimated net decrease due to warm, dry weather in 2023.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Employee-related costs	$134	$127	$405	$386
Production costs	133	125	344	324
Operating supplies and services	72	59	196	173
Maintenance materials and supplies	25	22	66	65
Customer billing and accounting	20	19	48	48
Other	18	16	50	47
Total operation and maintenance expense	$402	$368	$1,109	$1,043
For the three and nine months ended September 30, 2024, operation and maintenance expense increased $34 million and $66 million, respectively, due to increased production costs primarily from higher purchased water cost and usage, increased employee related costs to support growth and increases in other operating expenses.
Depreciation and Amortization
For the three and nine months ended September 30, 2024, depreciation and amortization increased $22 million and $54 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments.
General Taxes
For the three and nine months ended September 30, 2024, general taxes increased $7 million and $19 million, respectively, primarily due to incremental property taxes and New Jersey Gross Receipts Tax.
Other Expenses
For the three and nine months ended September 30, 2024, other expenses increased $18 million and $43 million, respectively, primarily due to higher interest expense from the issuance of incremental long-term debt and a decrease in allowance for funds used during construction in the current periods. These increases were partially offset by decreases in interest expense as a result of lower average commercial paper borrowings and from the repayment of American Water Capital Corp.’s (“AWCC”) 3.850% Senior Notes in March 2024.

Provision for Income Taxes
For the three and nine months ended September 30, 2024, the Regulated Businesses’ provision for income taxes increased $18 million and $30 million, respectively. The Regulated Businesses’ effective income tax rate was 22.3% and 20.2% for the three months ended September 30, 2024 and 2023, respectively, and 22.2% and 20.6% for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders.
Other
Presented in the table below is information for Other:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Operating revenues	$104	$72	$279	$242
Operation and maintenance	94	68	230	205
Depreciation and amortization	4	3	12	8
General taxes	5	4	14	14
Interest expense	(25)	(25)	(81)	(73)
Interest income	16	16	57	38
Other income	3	4	9	12
Provision for income taxes	1	—	11	2
Net loss attributable to common shareholders	$(6)	$(8)	$(3)	$(10)
Operating Revenues
For the three and nine months ended September 30, 2024, operating revenues increased $32 million and $37 million, respectively, primarily due to timing of capital projects in MSG and the Contract Services Group businesses.
Operation and Maintenance
For the three and nine months ended September 30, 2024, operation and maintenance expense increased $26 million and $25 million, respectively, primarily due to costs associated with the increased capital projects in MSG.
Interest Income
For the nine months ended September 30, 2024, interest income increased $19 million, primarily due to the increased interest rate and higher principal balance on the amended secured seller promissory note from the sale of HOS. See Note 5—Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional information.
Legislative Updates
During 2024, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of October 30, 2024:
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
During 2024, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of October 30, 2024:
•California passed Senate Bill 219, which amends the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, to allow the California Air Resources Board until July 1, 2025, to issue implementing regulations, including reporting requirements for Scope 3 emissions. Legislation was signed by the Governor on September 27, 2024, and will become effective January 1, 2025.
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
Tax Matters
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024 and expects to owe CAMT in excess of the regular tax liability. On September 12, 2024, the Internal Revenue Service (“IRS”) and the U.S. Treasury issued Notice 2024-66, allowing corporate taxpayers to exclude amounts attributable to the CAMT liability, without penalty, from estimated tax payments with respect to a taxable year that begins during 2024. The Company will include the CAMT liability in its 2024 extension payment due April 15, 2025. The Company will continue to assess the impacts of the IRA as the U.S. Treasury and the IRS provide further guidance.

Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, commercial paper markets, future issuances of equity, and, if and to the extent necessary, borrowings under AWCC’s revolving credit facility.
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
AWCC’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support, and to provide a sub limit for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.6 billion. On October 28, 2024, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, as permitted by the terms of the credit agreement, from October 2028 to October 2029. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment by up to an aggregate of $500 million. As of September 30, 2024, and December 31, 2023, there were no borrowings under the revolving credit facility. As of September 30, 2024, and December 31, 2023, there were $75 million of outstanding letters of credit under the revolving credit facility.
Presented in the tables below is the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2024
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(215)	(75)	(290)
Remaining availability as of September 30, 2024	$2,385	$75	$2,460
(a)Total remaining availability of $2.5 billion as of September 30, 2024, was accessible through revolver draws.

	As of December 31, 2023
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.5 billion as of December 31, 2023, was accessible through revolver draws.

Presented in the table below is the Company’s total available liquidity:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of September 30, 2024	$127	$2,460	$2,587
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.90% and 5.51% at September 30, 2024, and December 31, 2023, respectively.
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
During the third quarter of 2024, the Company entered into seven treasury lock agreements, with a term of 10 years or 30 years, with notional amounts totaling $330 million. These treasury lock agreements have an average fixed interest rate of 4.02%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
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
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2024 or 2023.
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Nine Months Ended September 30,
(In millions)	2024	2023
Net income	$812	$773
Add (less):
Depreciation and amortization	581	523
Deferred income taxes and amortization of investment tax credits	84	129
Other non-cash activities (a)	28	(13)
Changes in assets and liabilities (b)	(66)	(31)
Pension contributions	(33)	(34)
Net cash provided by operating activities	$1,406	$1,347
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net. Details of each component can be found on the Consolidated Statements of Cash Flows.
(b)Changes in assets and liabilities include changes to receivables and unbilled revenues, income tax receivable, accounts payable, accrued liabilities, accrued taxes and other assets and liabilities, net.
For the nine months ended September 30, 2024, cash provided by operating activities increased $59 million, due to an increase in net income and other non-cash activities, offset by changes in deferred income taxes and an increase in other long-term assets.

Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Nine Months Ended September 30,
(In millions)	2024	2023
Capital expenditures	$(1,962)	$(1,779)
Acquisitions, net of cash acquired	(119)	(36)
Removal costs from property, plant and equipment retirements, net	(112)	(113)
Purchases of available-for-sale fixed-income securities	(113)	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	147	—
Net cash used in investing activities	$(2,159)	$(1,928)
For the nine months ended September 30, 2024, cash used in investing activities increased $231 million, primarily due to increased payments for capital expenditures and acquisitions.
Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Nine Months Ended September 30,
(In millions)	2024	2023
Proceeds from long-term debt, net of discount	$1,416	$1,246
Repayments of long-term debt	(474)	(263)
Net proceeds from common stock financing	—	1,688
Net short-term borrowings (repayments) with maturities less than three months	35	(1,175)
Debt issuance costs	(13)	(15)
Dividends paid	(436)	(395)
Other financing activities, net (a)	38	39
Net cash provided by financing activities	$566	$1,125
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the nine months ended September 30, 2024, cash provided by financing activities decreased $559 million, primarily due to the repayment of long-term debt in the current period and the proceeds from the common stock financing in March 2023. These decreases were partially offset by a higher issuance of long-term debt and lower repayments of short-term commercial paper borrowings compared to the prior period.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2024, the Company’s ratio was 0.56 to 1.00 and therefore the Company was in compliance with the covenants.

Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of October 30, 2024, as issued by Moody’s Ratings on January 29, 2024, and S&P Global Ratings on March 4, 2024:

Securities	Moody’s Ratings	S&P Global Ratings
Rating outlook	Stable	Stable
Senior unsecured debt	Baa1	A
Commercial paper	P-2	A-1
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Item 3—Legal Proceedings, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K and Form 10-Q. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
Water Supply Project Land Acquisition and Slant Well Site Use
The July 15, 2024, trial date previously set by the Monterey County Superior Court for the City’s May 2020 lawsuit has been vacated pending receipt of the SWRCB’s expert advisory opinion. On September 19, 2024, the SWRCB administrative hearing officer sent a letter to the court advising that the full draft report of the SWRCB advisory opinion addressing the questions referred by the court would not be received until at least November 1, 2024, and would then be likely considered by the SWRCB at its public board meeting scheduled for December 2024. The court therefore scheduled another status conference for January 28, 2025.
Regional Water Quality Control Board Approval of NPDES Permit Amendment
A requirement of the desalination plant that is a key component of the Water Supply Project is the discharge of brine through Monterey One Water's outfall. As a condition to Cal Am’s coastal development permit, an amendment of a National Pollutant Discharge Elimination System, or NPDES, permit must be obtained by Monterey One Water as the outfall owner from the Regional Water Quality Control Board (the “RWQCB”). The RWQCB must also determine that the proposed brine discharge complies with the desalination facility requirements under the California Ocean Plan. Working in cooperation with Monterey One Water staff and consultants, Cal Am prepared an application for submission to the RWQCB, which application and submission were approved by Monterey One Water's Board on September 30, 2024.
Cal Am’s Action for Damages Following Termination of Regional Desalination Project (“RDP”)
Following a hearing held on August 16, 2024, the court approved supplemental briefing on certain issues and continued the hearing to November 1, 2024. The trial date in this matter remains vacated and will be rescheduled at a later date.
Proposed Acquisition of Monterey System Assets — MPWMD Condemnation Action
MPWMD Condemnation Action
On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s eminent domain lawsuit seeking to condemn Cal Am’s Monterey system assets. Hearings on the motion were held on May 3, 2024, and August 23, 2024, and a decision on the motion from the court remains pending.
Dunbar, West Virginia Water Main Break Class Action Litigation
By order dated June 28, 2024, the Circuit Court set a date of December 3, 2024, for a class trial on issues relating to duty and breach of that duty. This trial will not find class-wide or punitive damages. Before trial begins, mediation is scheduled to take place during the fourth quarter of 2024.
Mountaineer Gas Company Main Break
The West Virginia Business Court has set a trial date of October 7, 2025, for the matter of Mountaineer Gas Company v. West Virginia-American Water Company.
On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 in damages per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. In light of the diminishing number of new claims being filed, the claims process was concluded on March 8, 2024. As of September 30, 2024, a total of 593 Mountaineer Gas customers completed this claims process, and each of those customers has been paid by WVAWC an average of approximately $1,500. In return, these customers were required to execute a partial release of liability in favor of WVAWC.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, readers should carefully consider the factors discussed in Item 1A—Risk Factors in the Form 10-K, and in the Company’s other filings with the SEC, which could materially affect the Company’s business, financial condition, cash flows or future results. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in Item 1A—Risk Factors in the Form 10-K.
We are, and may in the future be, subject to physical and cyber attacks.
As owners and operators of critical infrastructure, we face a heightened risk of physical and cyber attacks from internal or external sources. Our water and wastewater systems may be vulnerable to disability or failures as a result of physical or cyber attacks, acts of war or terrorism, vandalism and other causes. Our operational and information technology systems are also vulnerable to unauthorized external or internal access, due to hacking, viruses, social engineering attacks, acts of violence, war or terrorism, and other causes. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our reputation, customers, employees, suppliers and other third parties. Such unauthorized access could be caused through, among other causes, failure to follow established policies and procedures on the part of our employees, agents, vendors, suppliers, contractors or other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our networks and sensitive information, could also be targets of cyber attacks and unauthorized access to their operational or information technology systems, and any cyber incident affecting our third-party business partners could significantly disrupt our operations. By way of example, on October 7, 2024, we disclosed that, on October 3, 2024, we identified unauthorized activity within our information technology computer networks and systems, which we determined to be the result of a cybersecurity incident. See Part I, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Cybersecurity Incident for more information regarding this incident.
While we believe that we have appropriate security measures and safeguards to protect our operational and information technology systems, the recent cybersecurity incident that we experienced demonstrated that those protections alone may not prevent a cyber attack, and we cannot guarantee that such protections will be completely successful in preventing or mitigating a future cyber attack. Although the Company is unable to predict the full impact of this incident, the Company does not expect that the incident will have a material effect on the Company or its financial condition or results of operations. An understanding of the full scope, nature and impact of this incident remains subject to our ongoing investigation. The Company remains subject to various risks due to this incident, including those related to the adequacy of processes during the period of disruption, diversion of management’s attention, and litigation and regulatory scrutiny, including from putative class action lawsuits that have been filed in connection with the recent incident. Cybersecurity events could cause our operations to be disrupted, property to be damaged, and customer and other confidential information to be lost or stolen; we could experience substantial loss of revenues, response costs and other financial loss; we would likely suffer a loss or redirection of management time, attention and resources from our regular business operations; we may be subject to increased regulatory requirements; we would likely experience litigation and other claims against us; and we may suffer damage to our reputation, any of which could have a negative impact on our business, financial condition, results of operations and cash flows. Applicable laws and regulations or contracts may require us to report cybersecurity events or breaches of securely maintained confidential data, which may cause us to incur costs related to legal claims or proceedings and regulatory fines or penalties. These types of events, and their resulting impacts, either to our facilities or assets, those of third parties, or the industry in general, may also cause us to incur additional security and insurance related costs. In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information, about our customers and employees. In many cases, we outsource administration of certain functions to vendors that have been and will continue to be targets of cyber attacks. Any theft, loss or fraudulent use of customer, employee or proprietary data as a result of a cyber attack on us or a vendor, supplier, contractor or other third-party business partner could also subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.
We have obtained insurance to provide coverage for a portion of the losses and damages that may result from a physical attack, cyber attack or a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss or damage caused by an attack or a breach. We have incurred, and may continue to incur, certain expenses related to the cybersecurity incident, including expenses to respond to, remediate and investigate this matter. Although we maintain cybersecurity insurance, the full scope of the costs and related impacts of the recent cybersecurity incident remain subject to investigation, and thus we cannot be certain of the extent to which such coverage or third-party indemnification will cover such costs. In the future, adequate insurance may not be available at rates that we believe are reasonable, and the costs of responding to and recovering from a physical attack, cyber attack or security breach incident may not be covered by insurance or recoverable in rates.

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
The Company did not repurchase shares of common stock during the three months ended September 30, 2024. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2024, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
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

10.1#
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

*10.2
Extension Agreement, dated as of October 28, 2024, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent.

*10.3	Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and M. Susan Hardwick.

Exhibit Number	Exhibit Description
*10.4	Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and John C. Griffith.
*10.5	Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and David M. Bowler.
*10.6	Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and Stacy A. Mitchell.
*10.7	Omnibus Amendment No. 1 to American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022, 2023 and 2024 Restricted Stock Unit Grants (for Section 16 officers only).
*10.8	Omnibus Amendment No. 1 to Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022, 2023 and 2024 Performance Stock Unit Grants (PSU-TSR) (for Section 16 officers only).
*10.9	Omnibus Amendment No. 1 to Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022, 2023 and 2024 Performance Stock Unit Grants (PSU-EPS) (for Section 16 officers only).
*10.10	Omnibus Amendment No. 1 to Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grants (PSU-ROE) (for Section 16 officers only).
*31.1	Certification of M. Susan Hardwick, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of M. Susan Hardwick, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
#    Certain schedules and exhibits to this agreement have been omitted as permitted by rules or regulations of the SEC. The Company will furnish the omitted schedules and exhibits to the SEC upon request.
*    Filed herewith.
**    Furnished herewith.
The Membership Interest Purchase Agreement filed as Exhibit 2.1 and the Amendment No. 1 to Secured Seller Note Agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of October, 2024.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Chief Executive Officer (Principal Executive Officer)
By	/s/ DAVID M. BOWLER
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)