Form 10-K
period 2024-12-31
American Water Works Company, Inc.
filed 2025-02-19
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Common Stock, $0.01 par value—$22,045,400,000 as of June 28, 2024 (solely for purposes of calculating this aggregate market value, American Water has defined its affiliates to include (i) those persons who were, as of June 28, 2024, its executive officers, directors or known beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 28, 2024, to be controlled by, or under common control with, American Water or any such persons in clause (i) above).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common Stock, $0.01 par value per share—194,947,313 shares as of February 10, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the American Water Works Company, Inc. definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2024 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
Statements included in Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, or incorporated by reference therein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s ability to execute its current and long-term business, operational, capital expenditures and growth plans and strategies; the timing and outcome of pending or future acquisition activity, and the ability to achieve organic customer growth; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount, allocation and timing of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to finance current and projected operations, capital expenditure needs and growth initiatives by accessing the debt and equity capital markets and sources of short-term liquidity; the outcome and impact on the Company of governmental and regulatory investigations, class action lawsuits, and other litigation and legal proceedings, and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas (“GHG”) emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the Company’s ability to comply with new and changing environmental regulations; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts and projects related to customer, technology and work efficiency and execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•present and future proposed changes in laws, governmental regulations and policies, including with respect to the environment (such as, for example, potential improvements to existing Federal regulations with respect to lead and copper service lines and galvanized steel pipe), health and safety, data and consumer privacy, security and protection, water quality and water quality accountability, contaminants of emerging concern (including without limitation per- and polyfluoroalkyl substances (collectively, “PFAS”)), public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections and changes in federal, state and local executive administrations;
•the Company’s ability to collect, distribute, use, secure and store consumer data in compliance with current or future governmental laws, regulations and policies with respect to data and consumer privacy, security and protection;
•weather conditions and events, climate variability patterns, and natural disasters, including drought or abnormally high rainfall, prolonged and abnormal ice or freezing conditions, strong winds, coastal and intercoastal flooding, pandemics and epidemics, earthquakes, landslides, hurricanes, tornadoes, wildfires, electrical storms, sinkholes and solar flares;

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
•exposure or infiltration of the Company’s technology and critical infrastructure systems, including the disclosure of sensitive, personal or confidential information contained therein, through physical or cyber attacks or other means, and impacts from required or voluntary public and other disclosures, as well as civil class action and other litigation or legal, regulatory or administrative proceedings, related thereto;
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
•risks and uncertainties associated with contracting with the U.S. government, including ongoing compliance with applicable government procurement, security and cybersecurity regulations;
•cost overruns relating to improvements in or the expansion of the Company’s operations;
•the Company’s ability to successfully develop and implement new technologies and to protect related intellectual property;
•the Company’s ability to maintain safe work sites;
•the Company’s exposure to liabilities related to environmental laws and regulations, including those enacted or adopted and under consideration, and the substances related thereto, including without limitation copper, lead and galvanized steel, PFAS and other contaminants of emerging concern, and similar matters resulting from, among other things, water and wastewater service provided to customers;
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
•changes in federal or state general, income and other tax laws, including (i) future significant tax legislation or regulations (including without limitation impacts related to the Corporate Alternative Minimum Tax (“CAMT”)), and (ii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs;
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
•the Company’s ability to retain and attract highly qualified and skilled employees and talent;
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

PART I
ITEM 1.    BUSINESS
The Company
With a history dating back to 1886, American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. A holding company originally incorporated in Delaware in 1936, the Company employs approximately 6,700 professionals who provide drinking water, wastewater and other related services to over 14 million people in 24 states. The Company conducts the majority of its business through regulated utilities that provide water and wastewater services, collectively presented as one reportable segment, referred to as the “Regulated Businesses.” The Company also operates other businesses that provide water and wastewater services to the U.S. government on military installations, as well as municipalities. Individually, these other businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented throughout this Annual Report on Form 10-K within “Other,” which is consistent with how management assesses the results of these businesses.
Throughout this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and “American Water” mean American Water Works Company, Inc. and its subsidiaries, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Regulated Businesses
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers. The Company’s utilities operate in 14 states in the United States, with 3.5 million active customers in its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). Federal, state and local governments also regulate environmental, health and safety, and water quality and water accountability matters. The Company reports the results of the services provided by its utilities in the Regulated Businesses segment. Operating revenues for the Regulated Businesses were $4,296 million for 2024, $3,920 million for 2023 and $3,505 million for 2022, accounting for 92%, 93% and 92%, respectively, of the Company’s total operating revenues for the same periods.
Presented in the table below is a geographic summary of the Regulated Businesses’ operating revenues and the number of customers the Company serves, by type of service, for and as of the year ended December 31, 2024:

	Operating Revenues (in millions)				Number of Customers (in thousands)
	Water (a)	Wastewater	Total	% of Total	Water	Wastewater	Total	% of Total
New Jersey	$990	$61	$1,051	24.5%	672	70	742	20.9%
Pennsylvania	872	167	1,039	24.2%	688	115	803	22.6%
Missouri	487	21	508	11.8%	485	24	509	14.4%
Illinois	359	73	432	10.1%	300	77	377	10.6%
California	342	4	346	8.1%	191	3	194	5.5%
Total—Top Five States (b)	3,050	326	3,376	78.6%	2,336	289	2,625	74.0%
Other (c)	883	37	920	21.4%	881	40	921	26.0%
Total Regulated Businesses	$3,933	$363	$4,296	100.0%	3,217	329	3,546	100.0%
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
Presented in the table below is a breakout of the Company’s Regulated Businesses’ operating revenue by class of customer, for the years ended December 31, 2024, 2023 and 2022:

	2024		2023		2022
(In millions)	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Water services:
Residential	$2,349	55%	$2,143	55%	$1,941	55%
Commercial	885	21%	798	20%	710	20%
Fire service	164	4%	158	4%	147	4%
Industrial	184	4%	167	4%	153	4%
Public and other water (a)	301	7%	284	7%	267	8%
Wastewater	363	8%	327	8%	242	7%
Other (b)	50	1%	43	2%	45	2%
Total	$4,296	100%	$3,920	100%	$3,505	100%
(a)Includes water revenues from public authorities and other utilities, community water systems under bulk contracts and alternative revenue programs.
(b)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.
Presented in the table below is the number of water and wastewater customers the Company’s Regulated Businesses served by class of customer as of December 31, 2024, 2023 and 2022, which represents approximately 13 million people served as of December 31, 2024:

	2024		2023		2022
(In thousands)	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,920	307	2,893	279	2,870	270
Commercial	222	21	221	18	219	17
Fire service	53	—	52	—	51	—
Industrial	4	—	4	—	4	—
Public and other (a)	18	1	18	1	17	1
Total	3,217	329	3,188	298	3,161	288
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

Water Supply and Wastewater Services
The Company’s Regulated Businesses generally own the physical assets used to store, pump, treat and deliver water to its customers and collect, treat, transport and recycle wastewater. Typically, the Company does not own the water. The water the Company treats and delivers is held in public trust and is allocated to the Company through contracts, permits and allocation rights granted by federal and state or multi-state agencies or through the ownership of water rights pursuant to local law. The Company is dependent on defined sources of water supply and obtains its water supply from surface water sources such as reservoirs, lakes, rivers and streams; from groundwater sources, such as wells and aquifers; and water purchased from third-party water suppliers. The level of water treatment the Company applies varies significantly depending upon the quality of the water source and any state requirements that are more restrictive than federal water quality standards. Surface water sources typically require significant treatment, while groundwater sources often require chemical treatment only.
Presented in the table below are the percentages of water supply by source type for the Company’s Top Five States individually and the Regulated Businesses collectively for the year ended December 31, 2024:

	Surface Water	Ground Water	Purchased Water
New Jersey	74%	22%	4%
Pennsylvania	91%	7%	2%
Missouri	83%	16%	1%
Illinois	53%	35%	12%
California	—%	64%	36%
Regulated Businesses	70%	23%	7%
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
The Company evaluates quality, quantity, growth needs and alternate sources of water supply as well as transmission and distribution capacity to provide water service to its customers. Water supply is seasonal in nature and weather conditions can have a pronounced effect on supply. To support the maintenance of adequate water supplies, the Company uses long-term planning processes and maintains contingency plans to minimize the potential impact on service caused by climate variability and a wide range of weather fluctuations. The Company reviews current climate science and global models related to temperature, precipitation and sea level rise on an ongoing basis. Where actionable forecasts are available, the Company will use this information in its comprehensive planning studies and asset management plans. These studies and plans, which are used by the Company to develop its asset management and system reliability strategies, assess the climate risk and resiliency of the Company’s water and wastewater systems over short-, medium- and long-term time horizons, and include evaluations of the availability of water supplies and system capacity against a number of different factors, projections and estimates.
In connection with supply planning for most surface or groundwater sources, the Company employs models to determine safe yields under different rainfall and drought conditions. Surface and ground water levels are routinely monitored in an effort to predict and mitigate supply capacity deficits through demand management and additional supply development. In California, where the state recently experienced a multi-year drought, the Company utilizes multiple water supply options including numerous ground water wells in multiple aquifers as well as various long-term purchase water agreements with regional water suppliers to optimize supplies while seeking resiliency during dry years. An example of the Company’s use of long-term planning intended to ensure an adequate water supply is Cal Am’s development and support of the Monterey Peninsula Water Supply Project (the “Water Supply Project”) in California. The Water Supply Project includes the construction of a desalination plant, to be owned by Cal Am, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water (formerly known as the Monterey Regional Water Pollution Control Agency) and the Monterey Peninsula Water Management District (the “MPWMD”), as well as an expanded aquifer storage and recovery program. The Water Supply Project is intended, among other things, to fulfill obligations of Cal Am to eliminate unauthorized diversions from the Carmel River as required under orders of the California State Water Resources Control Board (the “SWRCB”). For more information, see Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions and Note 16—Commitments and Contingencies—Contingencies—Alternative Water Supply in Lieu of Carmel River Diversions, in the Notes to the Consolidated Financial Statements.

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
Capital Investment
The Company plans to invest between $40 billion and $42 billion over the next 10 years for capital improvements, including acquisitions, to its Regulated Businesses’ water and wastewater infrastructure, largely for pipe replacement and upgrading aging water and wastewater treatment facilities. The Company is proactively improving its pipe renewal rate from a 250-year replacement cycle in 2009 to an approximate 125-year replacement cycle by 2029, which it anticipates will enable the Company to replace nearly 2,000 miles of mains and collection pipes between 2025 and 2029. In addition, from 2025 to 2029, the Company’s capital investment in treatment plants, storage tanks and other key, above-ground facilities is expected to increase, further seeking to address infrastructure renewal, resiliency, water quality, operational efficiency, technology and innovation, and emerging regulatory compliance needs. The Company continues to invest significantly in resiliency projects to address the impacts of climate and weather variability by hardening its assets.
Regulation and Rate Making
The operations of the Company’s Regulated Businesses are generally subject to regulation by PUCs in the states in which they operate, with the primary responsibility of the PUCs being the promotion of the overall public interest by balancing the interest of customers and utility investors. Specific authority might differ from state to state, but in most states, PUCs review and approve rates charged to customers, accounting treatments, long-term financing applications and cost of capital, operation and maintenance (“O&M”) expenses, capital expenditures, taxes, affiliated transactions and relationships, reorganizations, mergers and acquisitions, and dispositions, along with imposing certain penalties or granting certain incentives. Regulatory policies vary from state to state and can change over time. These policies will affect the timing, as well as the extent, of recovery of expenses and the realized return on invested capital.
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
The Company’s Regulated Businesses support regulatory practices at the PUCs and state legislatures that mitigate the adverse impact of regulatory lag. Presented in the table below are examples of approved regulatory practices:

Regulatory Practices	Description	States Allowed
Infrastructure replacement surcharge mechanisms	Allows rates to change periodically, outside a general rate case proceeding, to reflect recovery of capital investments made to replace infrastructure necessary to sustain safe and reliable services for the Company’s customers. These mechanisms typically involve periodic filings and reviews to ensure transparency.	IA, IL, IN, KY, MO, NJ, PA, TN, VA, WV
Future test year	A “test year” is a period used for setting rates, and a future test year describes the first 12 months that new rates are proposed to be effective. The use of a future test year allows current or projected revenues, expenses and capital investments to be collected on a more timely basis.	CA, HI, IA, IL, IN, KY, PA, TN, VA
Hybrid test year	A historical test year sets rates using data from a 12-month period that ends prior to a general rate case filing. A hybrid test year allows an update to historical data for “known and measurable” changes that occur subsequent to the historical test year.	MD, MO, NJ, WV
Utility plant recovery mechanisms	Allows recovery of the full return on utility plant costs during the construction period, instead of capitalizing an allowance for funds used during construction (“AFUDC”). In addition, some states allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC may assess the prudency of such projects.	CA, IL, KY, PA, TN, VA
Expense mechanisms	Allows changes in certain operating expenses, which may fluctuate based on conditions beyond the utility’s control, to be recovered outside of a general rate case proceeding or deferred until the next general rate case proceeding.	CA, HI, IL, IN, MD, MO, NJ, PA, TN, VA
Revenue stability mechanisms	Adjusts rates periodically to ensure that a utility recovers the revenues authorized in its general rate case, regardless of sales volume, including recognition of declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In California, the ratemaking tool provides partial revenue recovery with a focus on promotion of conservation signals in the pricing structure.	CA, IL
Consolidated tariffs	Use of a unified rate structure for water systems owned and operated by a single utility, which may or may not be physically interconnected. The consolidated tariff pricing structure may be used fully or partially in a state, and is generally used to moderate the price impact of periodic fluctuations in local costs, while lowering administrative costs for customers. Pennsylvania and West Virginia also permit a blending of water and wastewater revenue requirements.	CA, IA, IL, IN, KY, MD, MO, NJ, PA, VA, WV
Deferred accounting	A regulator’s willingness to defer recognition of financial impacts when setting rates for utilities.	All

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
Acquisitions and Strategic Growth
The U.S. water and wastewater industries include investor-owned systems as well as municipal systems that are owned and operated by local governments or governmental subdivisions. According to the U.S. Environmental Protection Agency (“EPA”), as of 2024, approximately 84% of the water market is served by municipal systems and, as of 2022, approximately 98% of the country’s wastewater systems are government owned. The EPA also estimates, as of 2024, that there are over 50,000 community water systems and, as of 2022, over 17,000 community wastewater systems in the United States, with approximately 80% of the community water systems serving a population of approximately 3,000 or less.
A fundamental aspect of the Company’s growth strategy is to pursue acquisitions of water and/or wastewater systems in geographic proximity to areas where the Company operates its Regulated Businesses, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Company leverages its collective size and scale to achieve operational efficiencies, prioritize capital investments and utilize employee knowledge to manage acquired systems. Operational efficiencies and investment needs allow the Company to be successful in integrating and managing the systems acquired with its regulated service areas. The Company’s current customer mix of 91% water and 9% wastewater also presents strategic opportunities for wastewater growth and consolidation, allowing the Company to add wastewater customers where it already serves water customers. The Company intends to continue to expand its regulated footprint geographically by acquiring water and wastewater systems in its existing markets and, if appropriate, pursuing acquisition opportunities in certain domestic markets where the Company does not currently operate its Regulated Businesses. Before entering new regulatory jurisdictions (states), the Company will evaluate the regulatory, legislative and business climates for the opportunity to achieve an appropriate rate of return on its investment while maintaining its high standards of services to customers. The Company will also evaluate whether there is a line of sight to grow to sufficient scale in a new regulated market so that it can attain efficiencies and promote customer affordability after entering a new domestic market. Increasingly stringent environmental, health and safety, cybersecurity and water quality and water accountability regulations, the amount of infrastructure in need of significant capital investment, financial challenges and industry legislation are several elements, among others, that may drive more municipalities to consider selling their water and wastewater assets.
Industry Legislation
American Water continues to advocate for constructive policies at the federal level that align with the Company’s strategic priorities and would be beneficial to its customers. These include bi-partisan, bi-cameral legislation to establish a permanent, nationwide, low to moderate income water assistance program, given the expiration of the previous program in 2023; establishing liability exemptions under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) for certain entities, notably passive receivers of hazardous substances, specifically related to PFAS (such as water and wastewater utilities); and granting investor-owned wastewater utilities the opportunity to access state revolving loan funds. Efforts to advance these legislative priorities will continue in 2025.
The Company’s regulated subsidiaries in New Jersey, Indiana and Missouri have versions of water quality or safety accountability acts that require operational or safety and security standards for water and wastewater utilities serving a certain number of customers. In New Jersey, the law imposes requirements in areas such as asset management, water quality reporting, remediation of notices of violation, hydrant and valve maintenance and cybersecurity. In Indiana, the law requires water and wastewater utilities to conduct rate analyses, develop capital asset management plans and conduct cybersecurity and water loss audits. In Missouri, the act requires water and wastewater utilities to create cybersecurity, valve inspection and hydrant inspection programs.
The Company’s regulated subsidiaries in California, Illinois, Indiana, Iowa, Kentucky, Maryland, Missouri, New Jersey, Pennsylvania, Tennessee, Virginia and West Virginia have access to utility valuation legislation and regulation for private sector investment in public sector water and wastewater systems. The Company supports full optionality for municipalities, including state legislation that enables the consolidation of the largely fragmented water and wastewater industries through third-party fair market valuations of purchased property. Fair market value assessment of water and wastewater systems is an alternative to the traditional depreciated original cost method of valuation, and allows the Company to offer municipalities a purchase price for their system assets that is reflective of the assets’ fair market value, while providing the Company with increased opportunity to recover the purchase price over the life of the purchased system assets, subject to PUC approval.

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
Seasonality
Customer demand for the Company’s water service is affected by weather and tends to vary with temperature and amount and frequency of rainfall. Customer demand is generally greater during the warmer months, primarily due to increased outdoor water use, including irrigation systems. As such, the Company typically expects its operating revenues to be the highest in the third quarter of each year. Weather that is warmer and/or drier than average generally increases operating revenues, whereas, weather that is cooler and/or wetter than average generally suppresses customer water demand and can reduce water operating revenues. Two of the Company’s jurisdictions, California and Illinois, have adopted revenue stability mechanisms which permit the Company to collect a portion or all of state PUC-authorized revenue for a given period that is not tied to the volume of water sold during that period, thereby lessening the impact of weather variability. See —Regulation and Rate Making for additional information regarding revenue stability mechanisms.
Affordability
As a water utility, the Company’s water must be safe, reliable and affordable. Through increased efficiency, conservation and affordability support programs and tariffs, on average across the enterprise, the Company achieves water costs that are at or below 1% of median household income. Succeeding in water affordability positively affects the health and safety of the Company’s customers and contributes to the economic prosperity of the communities in which it operates.
The Company continues to advocate for federal and state customer affordability support and monitors the number of customers enrolled in its assistance programs to make sure that it is effectively responding to customer needs. In addition, the Company advocates for low income rate discount programs and rate design reform measures in state rate proceedings that will improve the affordability of service specifically for lower income customers.
Competition
The Company’s Regulated Businesses generally do not face direct competition in their existing markets because (i) the Company operates in those markets pursuant to franchises, charters, certificates of public convenience and necessity or similar authorizations (collectively, “CPCNs”) issued by state PUCs or other authorities, and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a significant barrier to market entry. However, the Company’s Regulated Businesses face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. When pursuing acquisitions, the Company’s largest investor-owned competitors, based on a comparison of operating revenues and population served, include Essential Utilities, Inc., American States Water Company and California Water Service Group. From time to time, the Company also faces competition from infrastructure funds, multi-utility companies and others, such as Algonquin Power and Utilities Corp. and Nexus Water Group.
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
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, the Monterey system assets of Cal Am are the subject of a condemnation lawsuit filed by the MPWMD stemming from a November 2018 public ballot initiative. For more information on this matter, see Item 3—Legal Proceedings—Proposed Acquisition of Monterey System Assets — Potential Condemnation.

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
Other
Other primarily includes the MSG business, which enters into long-term contracts with the U.S. government to provide water and wastewater services on military installations. The Contract Services Group (“CSG”), also included in Other, has three contracts with municipal customers to operate and manage water and wastewater facilities and provide other related services. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the secured seller promissory note from the sale of HOS, income from assets not associated with the Regulated Businesses, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. The businesses included within Other are not subject to regulation by state PUCs and the services provided generally do not require significant capital investment by the Company. Operating revenues for Other were $388 million for 2024, $314 million for 2023 and $287 million for 2022, accounting for 8%, 7% and 8%, respectively, of the Company’s total operating revenues for the same periods.
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
The contract price for three of MSG’s contracts with the U.S. government is subject to redetermination two years after commencement of operations, and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period, to reflect changes in contract obligations and anticipated market conditions. The remaining 15 contracts with the U.S. government are subject to annual price adjustments under a mechanism called “Economic Price Adjustment.” All 18 contracts could be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government, or as a result of default or non-performance by the MSG subsidiary performing the contract. In either event, pursuant to termination provisions applicable to all of these contracts, MSG would be entitled to recover allowable costs that it may have incurred under the contract, plus the contract profit margin on incurred costs. MSG’s backlog of revenue associated with its contracts with the U.S. government is approximately $7.4 billion, with an average remaining contract term of 38 years.
Competition
MSG faces competition primarily from American States Water Company.

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
The Company maintains an environmental program that includes responsible business practices focused on compliance with environmental laws and regulations and the effective use of natural resources, recognizing that drinking water standards have generally, over time, increased in number and become increasingly more stringent. As newer or stricter standards are introduced, the Company’s capital and operating costs needed to comply with them will likely increase. The Company incurs substantial costs associated with compliance with the environmental, health and safety, and water quality standards to which its operations are subject and the Company invests in technology solutions for enhanced detection and monitoring of water quality issues. The Company estimates that it will make capital expenditures of approximately $1.4 billion over the next five years, and $275 million in 2025, to address water quality issues; most of which are focused on compliance with environmental laws and regulations. The Company believes that its operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations.
The Company’s operations also involve the use, storage and disposal of hazardous substances and wastes. For example, the Company’s water and wastewater treatment facilities store and use a variety of chemicals, including, for example, gaseous chlorine, that generate waste and require proper handling and disposal under applicable environmental requirements. The Company also could incur remedial costs in connection with any contamination relating to its operations or facilities or its off-site disposal of waste. CERCLA authorizes the EPA, and comparable state laws authorize state environmental authorities, to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions at any site that is determined to present an actual or potential threat to human health or the environment because of an actual or threatened release of one or more hazardous substances. Parties that generated or transported hazardous substances to such sites, as well as current and former owners and operators of such sites, may be deemed liable, without regard to fault, under CERCLA or comparable state laws. Although the Company is not aware of any material cleanup or decontamination obligations, the discovery of contamination or the imposition of such obligations in the future could result in additional costs to the Company. The Company’s facilities and operations are also subject to requirements under the U.S. Occupational Safety and Health Act and inspections thereunder.
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
The Company is within the EPA’s time frame for compliance with standards and rules developed under the regulation of the Safe Drinking Water Act, which includes sample collection, data analysis, and, in some instances engineering planning and implementation of treatment enhancements. Further, the EPA is actively considering development of a new regulation for perchlorate and updates to the current microbial and disinfection byproduct regulations. The Company does not anticipate that any such regulations, if enacted, will require implementation in 2025.

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
Reduction of Potential Lead Exposure in Drinking Water
Over the last 40 years, there have been numerous federal regulations aimed at reducing the potential exposure of lead from plumbing materials into drinking water. Regulations have addressed both piping system materials and water quality. In 1986, the Safe Drinking Water Act was amended to prohibit the installation of pipe, solder and flux in public water systems and premise plumbing systems that was not lead-free. In 1991, the EPA published the Lead and Copper Rule (“LCR”) to reduce the corrosivity of water and control lead and copper in drinking water. In 2011, the Reduction of Lead in Drinking Water Act was enacted, further limiting the use and introduction into commerce of lead pipes, plumbing fittings for fixtures, solder and flux. Since that time, the EPA has issued several minor revisions (2000, 2004 and 2007) and two major revisions (2021 and 2024) to the LCR.
While these measures have made an impact in reducing potential lead exposure in drinking water in the United States and educating water consumers, the 2021 Lead and Copper Rule Revisions (“LCRR”) and 2024 Lead and Copper Rule Improvements (“LCRI”) rules further advance public health protections by addressing the legacy lead service lines as well as lead plumbing materials, primarily in building plumbing, that still remain in many communities. The 2021 and 2024 revisions are discussed below.
On January 15, 2021, the EPA published the final LCRR with a revised final compliance date of October 16, 2024. The LCRR is designed to better identify high levels of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication. On October 30, 2024, the EPA published the LCRI with a “Compliance Date” of November 1, 2027. The LCRI focus includes requirements related to (i) replacing all lead and certain galvanized service lines under a utility’s control by October 30, 2037, 10 years after the Compliance Date; (ii) identifying the materials of all service lines of unknown material; (iii) improving tap sampling; (iv) reducing the lead action level; and (v) strengthening protections to reduce exposure to lead. The LCRI also deferred the compliance date of certain requirements of the LCRR to allow for compliance with both new rules.
The Infrastructure Investment and Jobs Act was signed into law in November 2021 and provides for up to $15 billion for lead service line replacement through drinking water state revolving funds. The Company will evaluate its service territories and apply for funding for those areas that meet applicable requirements. With regard to future acquisitions, the Company will work with those communities as part of the acquisition process to set lead service lines (“LSLs”) removal goals appropriate for those systems. The prioritization of LSL removal is dependent on several factors, including the Company’s planned water main and service line renewal projects, adjacent projects by municipalities or other utilities, LCRI compliance monitoring results, and cooperation with its customers with respect to replacing the customer-owned portion of the LSL as necessary. In certain cases, these and other factors may result in a shorter or longer time frame for replacement. Because replacing the external LSL in its entirety is advised by several water industry organizations including the U.S. National Drinking Water Advisory Council, the Lead Service Line Replacement Collaborative, and the American Water Works Association, the Company’s preferred approach is to replace the entire external LSL if lead is found on either the Company or customer portion of the service line; full LSL replacement is also consistent with the LCRR and final LCRI. The Lead Service Line Replacement Collaborative is a diverse group of public health, water utility, environmental, labor, consumer and housing organizations from across the country working together to encourage communities to accelerate the full replacement of LSLs through collaborative efforts at the local level.
As part of its ongoing water main replacement and service line renewal projects, and in accordance with applicable state regulations and anticipation of updated federal regulation, the Company has been replacing LSLs for many years in accordance with current scientific guidance. Also, the Company utilizes appropriate corrosion control techniques as necessary to comply with current water quality regulatory requirements.

National Primary Drinking Water Regulations
On April 10, 2024, the EPA announced a final National Primary Drinking Water Regulation (“NPDWR”) for six PFAS, including perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), perfluorononanoic acid (“PFNA”), hexafluoropropylene oxide dimer acid (“HFPO-DA”, commonly known as “GenX Chemicals”), perfluorohexane sulfonic acid (“PFHxS”), and perfluorobutane sulfonic acid (“PFBS”). The NPDWR for PFAS establishes legally enforceable levels, called Maximum Contaminant Levels (“MCLs”), for PFAS in drinking water. Utilities will be required to complete their initial monitoring for PFAS by 2027, followed by ongoing compliance monitoring. Utilities will be required to comply with the new MCLs by April 2029, implementing solutions to reduce PFAS levels where needed. Beginning in April 2029, utilities that exceed any of the PFAS MCLs will be required to provide notification to the public of the violation.
The Company estimates an investment of approximately $1 billion of capital expenditures to install additional treatment facilities in order to comply with the new regulations by April 2029. Additionally, the Company estimates that it will incur annual operating expenses of up to approximately $50 million related to testing and treatment, with the majority of the operating expenses beginning near the April 2029 compliance deadline. The actual level of capital investment and expenses may differ from these estimates and will be dependent upon market dynamics upon implementation of solutions to comply with the NPDWR for PFAS.
The Company has entered into a nine-year exclusive contract with a third-party vendor to supply granular activated carbon, equipment and reactivation services to more than 50 of the Company’s treatment sites across 10 states through 2033. The equipment and services provided through the contract will aid the Company in treating drinking water to assist in complying with the NPDWR for PFAS.
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
On April 19, 2024, the EPA issued a final rule to designate PFOA and PFOS as hazardous substances under CERCLA. The Company, along with a coalition of other water and wastewater organizations, is actively advocating for and supporting bipartisan legislation that would provide PFAS liability protections under CERCLA for water and wastewater systems, as passive receivers of PFAS, and to hold polluters, and not the public or customers, accountable for PFAS-related liability.
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

Research and Development
The Company’s Research and Development Program
The Company maintains an industry-leading research and development (“R&D”) program that is designed to enhance its services, support its compliance activities, improve service quality and operational effectiveness, and provide environmental leadership. For more than four decades from its inception, American Water’s R&D program has evolved into an industry-leading effort and has achieved numerous advancements in the science of drinking water, wastewater, and desalination. Through laboratory and industry resources and the team’s expertise, efforts are focused on contaminants of emerging concern, including but not limited to PFAS, Legionella, cyanotoxin-forming algal blooms, a variety of pathogens (for example, Cryptosporidium, Giardia, viruses, and various bacteria), microbial indicators and disinfection byproducts. The Company’s R&D personnel are located at the Company’s corporate headquarters and at two laboratory testing facilities in New Jersey and Illinois, the latter housing its quality control and testing laboratory, which supports the Company’s R&D activities through testing and analysis.
The Company continues to leverage its expertise and collaborates with the EPA and state agencies to help establish effective environmental, health and safety, and water quality standards and regulations. This relationship includes sharing of the Company’s research, such as its treatment and distribution system optimization research and its national water quality monitoring data. The Company’s engagement with the EPA provides it with early insight into emerging regulatory issues and initiatives, thereby allowing the Company to anticipate and to accommodate its future compliance requirements. The Company also frequently engages with the Centers for Disease Control and Prevention, other state environmental agencies, and national and international water research foundations. The Company believes that continued R&D activities are critical for providing safe, clean, reliable and affordable services, as well as maintaining its leadership position in the industry, which provides the Company with a competitive advantage as it seeks business and operational growth.
Contaminants of Emerging Concern
Contaminants of emerging concern include numerous chemicals such as PFAS, pharmaceuticals, personal care products, pesticides, herbicides, antibiotic resistant bacteria, antibiotic resistant genes, endocrine disrupting compounds, microplastics and industrial chemicals, as well as certain naturally occurring microbes, such as bacteria, viruses and parasites, which may be detected in drinking water supplies, for which the risk to the public’s health is not fully understood and/or has not been assessed. Technological advances have only recently made it possible to detect many of these contaminants at trace levels. The ability to detect contaminants at trace levels contributes to setting improved water quality goals.
The Chemicals Abstract Service Registry contains over 219 million registered chemicals, with an estimated 1,400 species of disease-causing microbes that can affect humans. The Company is continually investigating new substances and contaminants, employing a team of scientists, engineers and public health professionals to identify threats to its water supply, to act on emerging regulations and new health advisories, and to evaluate the benefits of alternative or advanced treatment technologies. The Company utilizes water quality testing equipment and implements new and emerging technologies to help detect potential water supply contamination issues. Examples of the Company’s efforts include:
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
•leading a PFAS risk communication strategy for the water sector and sharing utility perspectives with external stakeholders through regional, national and international conferences;
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
The Company’s security team, through Service Company, provides oversight and policy guidance on physical, cyber and information security, as well as business continuity, throughout the Company’s operations. The security team is responsible for designing, implementing, monitoring and supporting effective physical and technical security controls for the Company’s physical assets, business systems and operational technologies, as well as for the Company’s executive management and other employees. Risk assessments are conducted periodically to evaluate the effectiveness of existing security controls and serve as the basis for additional safeguards, security controls and measures. For additional information concerning this team and the Company’s cybersecurity program, see Item 1C—Cybersecurity.
Sustainability
The Company considers environmental, social responsibility and governance principles fundamental to its corporate sustainability strategy and values. Integration of these principles into the Company’s daily operations emphasizes its belief that “how” a company operates is just as important as “what” a company does. Delivering safe, clean, reliable and affordable water services to customers and treating wastewater has been fundamental to the Company’s business for decades. The Company has an opportunity to make a positive, sustainable impact in thousands of communities by serving them with skilled employees and maintaining the governance and diligence to meet or exceed service expectations.
Demonstrated Leadership
The Company’s values and actions have achieved recognitions for demonstrating its leadership in several areas related to trust, responsibility, sustainability and support of its communities, customers and employees. Among others, these include the following:
•recognized as one of the Forbes 2025 Most Trusted Companies in America, in addition to being ranked first in the utilities industry category on Forbes America’s Best Large Employers List for 2024;
•recognized on Newsweek’s America’s Most Responsible Companies 2025 List;
•ranked on Barron’s 100 Most Sustainable U.S. Companies 2024 List; and
•named one of America’s Most JUST companies by JUST Capital and CNBC for its continued commitment to employees, customers, communities and shareholders.

Oversight
Management Oversight
The Company has adopted a cross-functional approach for developing and implementing its sustainability strategy, principles and reporting. The Company’s management function around sustainability involves the direct involvement and participation by a number of its business units, including without limitation, its executive leadership team, as well as environmental, health and safety, human resources, legal, finance, accounting and investor relations. In addition, the Company has developed a steering committee that reports to the Chief Operating Officer and is led by the Director of Sustainability. The committee is designed to foster sustainability governance, strategic planning, performance management and increased visibility of key goals and metrics disclosed through various channels.
Board of Directors Oversight
The Board of Directors oversees the Company’s strategy and performance related to sustainability through its four standing committees:
•The Safety, Environmental, Technology and Operations Committee (the “SETO Committee”) has oversight and responsibility with respect to, among other things: water quality and emerging contaminants; operational matters and functions; environmental and climate-related matters; and physical security and cybersecurity.
•The Audit, Finance and Risk Committee has oversight and responsibility with respect to, among other things: the Company’s risk assessment and enterprise risk management; the Company’s financial statements and accounting; the Company’s independent auditor; internal audit and controls; and ethics and compliance matters.
•The Executive Development and Compensation Committee (“ED&CC”) oversees, among other things: the Company’s human capital management; culture and related engagement with employees; and executive development, succession and compensation.
•The Nominating/Corporate Governance Committee (the “Nominating Committee”) has oversight and responsibility with respect to, among other things: corporate governance; Board and committee membership, leadership and composition; director independence, nominations and succession; and director education.
Reporting, Disclosures and Transparency
Information on the performance and management of the Company’s key metrics can be found on the Company’s Investor Relations website at https://ir.amwater.com/sustainability. The Company also discloses on its website its Political Contribution Policy, and, on an annual basis, information related to political contributions, certain payments to tax-exempt organizations and trade associations (including Section 501(c)(4) organizations), and lobbying expenditures.
Human Capital Resources
Overview
American Water is committed to supporting a high performing workforce. The Company seeks to attract and retain employees who share its purpose and values and understand the needs of the communities they serve. The Company demonstrates this commitment to its employees through its values of safety first; trust, dignity and respect; one team; environmental leadership; and high performance. American Water believes that investing time, energy and resources in its workforce generates new ideas, continuous improvement and high-quality and reliable service for its customers and communities.
Safety First
Safety is a core value at American Water and a critical component of its operational focus. The Company’s goal is to achieve zero incidents, injuries and fatalities for its employees and contractors.

American Water believes all employees and contractors deserve to return home from work in the same, or better, condition than when they arrived. The Company’s commitment to employee health and safety includes physical safety, emotional safety and overall well-being. To support its commitment to safety, the Company’s employees completed approximately 126,000 hours of safety training, including physical security and cybersecurity, in 2024. Additionally, the Company focuses on proactive safety programs through collaboration with employees at all levels of the organization. Employees are empowered to demonstrate safety leadership by utilizing a number of safety procedures embedded in the Company’s culture, such as the use of (i) daily and pre-meeting safety messages, (ii) “Stop Work Authority” (the power to stop working immediately and mitigate a hazard whenever an employee believes a task is unsafe) and (iii) pre-job briefings to proactively identify hazards that may be encountered. Notwithstanding the Company’s commitment to a hazard free workplace, even when employees implement all appropriate and effective safety measures and precautions, accidents, injuries and even fatalities can and do occur. In 2024, a third-party vehicle entered a secure work zone striking four Company employees, due to no fault of its employees, which resulted in several serious injuries and one employee fatality. Additionally, in January 2025, a Company employee was fatally injured when struck by a train. For 2024, the Company had an OSHA Recordable Incident Rate (“ORIR”) of 0.40 (25 recordable injuries, and does not include the fatality or injuries, which were determined to be not preventable), which reflects a 54% decrease in recordable injuries compared to 2023, when the ORIR was 0.86 (54 injuries). Also, the number of Days Away Restricted or Transferred (“DART”) injuries decreased by 73% compared to 2023, primarily due to a decrease in strain, sprain and tear injuries, as well as a reduction in slip, trip and fall injuries. For 2024, the Company had a DART rate of 0.14 (9 injuries), compared to 0.52 (33 injuries) in 2023.
Talent Attraction, Retention and Development
The Company’s talent and retention strategy is aimed at building and maintaining a high performing and engaged workforce across all levels of the business. The Company’s performance depends on a highly skilled workforce with the requisite experience in areas including engineering, regulatory, water quality, finance and operations, in order to deliver safe, clean and reliable water and wastewater services to customers. The Company leverages various recruiting channels and partnerships as well as its employer brand to access a broad pool of talent and to hire what the Company believes are the most qualified candidates. In 2024, the Company filled approximately 1,000 positions, 67% of which with external candidates and 33% with internal candidates.
The Company has created and implemented programs aimed at developing and retaining talent. The Company collaborates with business leaders to identify the essential behaviors and competencies needed for safe and high performing operations, as well as to achieve its short and long-term business goals. Through the Company’s workforce planning process, the Company evaluates key positions across the organization, identifies potential talent risks, and develops action plans to mitigate those risks. Additionally, the Company has created and implemented programs aimed at attracting, motivating, developing and retaining talent. These programs promote a culture of learning where employees are encouraged to continuously enhance their skills and knowledge through on-the-job experiences, social learning and formal learning opportunities. By committing to achieve 25 hours of learning annually, employees develop skills for their ongoing professional growth. Approximately 84% of active employees hired before October 1, 2024, have completed at least 25 hours of learning, resulting in approximately 262,000 hours of total learning completed during the year.
Developing talent to provide a pathway to executive leadership is a critical priority for the Company. During 2024, the Company enhanced its succession planning process by increasing the number of business impact roles covered by a succession plan. These succession plans support the Company’s business continuity plans and goals, through the identification and development of current and future leaders, and promote employee retention, as well as the Company’s employee culture and talent development priorities.
In addition to succession planning for executive and senior leadership roles, during 2024, the Company conducted local and enterprise-wide talent reviews, identifying top and emerging talent with a focus on strengths, gaps and development needs against the critical skills needed for certain roles. Through these talent review processes, business leaders identified a pool of high-potential employees to allow the Company to support their career goals and aspirations, and to promote more effective employee experience and talent retention efforts. The Company also utilizes annual six-month mentoring programs designed to accelerate emerging leaders’ abilities to demonstrate leadership capabilities and relationships, with the guidance of an experienced executive mentor.
Total Rewards
In order to attract, retain and motivate a skilled and high-performing workforce, American Water provides a comprehensive and highly competitive Total Rewards program, including base pay, Annual Performance Plan (“APP”) for all employees, long-term performance plan compensation for certain leadership positions, and a wide range of benefits consisting of, among others, medical, prescription, dental, vision, life and disability insurance coverage, a retirement savings plan, an employee stock purchase plan, educational assistance, paid time off through holidays and vacation and sick time. The Company’s Total Rewards offerings also include a health and wellness program, paid family leave benefit and a menu of additional voluntary benefits.

All the Company’s employees, including those who are union-represented, participate in the APP to promote the alignment of performance-based compensation with the achievement of the Company’s short-term performance goals. In addition, the Company regularly reviews its success in achieving fair compensation practices, whereby pay decisions would be based on the responsibilities, talents and skills of its employees, rather than unrelated factors such as gender, race or ethnicity.
All employees who average 30 hours or more per week are eligible for full-time benefits. Approximately 89% of all benefit eligible employees are enrolled in the Company’s healthcare benefits. Full-time employees pay approximately 16% of the total premium cost of medical, dental and vision coverage. The Company’s medical benefits include, among others, coverage for applied behavior analysis, autism treatment, transgender service, hearing aids and fertility assistance.
Trust, Dignity and Respect
In 2024, the Company launched the Catalyst for Change framework in support of its values of trust, dignity and respect. The pillar areas of commitment, consistency, clarity, courage and conviction, allow employees to work collectively to build the desired culture. At all levels, the Company strives to understand, value and provide opportunities to each employee, and to foster an environment where all employees are celebrated regardless of their background or life experiences. To achieve the desired state, all leaders are expected to model those behaviors that are consistent with the Catalyst for Change framework.
The Company believes that employees are at their best when they can bring their authentic selves to work every day. This belief is the central component of the Company’s “Beautifully Different” philosophy, which recognizes, embraces and celebrates the uniqueness of its employees. The Company also believes that having employees with different ideas, viewpoints, experiences and backgrounds improves its ability to serve its customers. To this end, the Company is committed to attracting and retaining a workforce that understands the needs of the communities in which it serves.
Employee Experience
The Company has established its weCARE employee value proposition that focuses on employee experience as an influencer of an employee’s opinions and emotional response about the Company as an employer. weCARE is composed of five elements — deeper connections, personal growth, shared purpose, flexibility, and well-being. weCARE represents the Company’s commitment to valuing its employees and building a safe, healthy and inclusive culture where employees know their value and are appreciated for their talents and commitment to supporting the Company’s success. The Company is also committed to improving the employee experience by listening to employees through focus group discussions and employee surveys, among other tools. In 2024, the Company administered two pulse surveys, seeking feedback on employee experience, which had an overall participation rate of 68%.
Workforce Data
As of December 31, 2024, the Company had approximately 6,700 employees. For 2024, the Company’s annualized employee turnover rate, which the Company defines as the ratio of the number of separated employees to the 12-month average headcount during 2024, was 10.5%, down from 11.5% in 2023. American Water seeks to reduce regrettable employee turnover by assessing the effectiveness of weCARE and through its efforts to foster the Company’s employee experience.
As of December 31, 2024, approximately 46% of the Company’s workforce was represented under 75 collective bargaining agreements with 14 different unions. In 2024, the Company renegotiated 26 collective bargaining agreements that were set to expire during the year. During 2025, 25 of the Company’s collective bargaining agreements will expire in accordance with their terms and the Company expects to be able to negotiate these agreements during the year. In addition, the Company’s national benefits agreement, which expires on July 31, 2028, covers approximately 3,000 of the Company’s union-represented employees and their families and provides them with healthcare and other benefits. The Company also collaborates with unions on topics such as safety, customer, technology and employee benefits in forums such as the Joint Healthcare Committee, National Safety Council, Tools Committee and local Labor-Management Committees. The Company continues to work with several local labor unions and the Federal Mediation and Conciliation Service to host discussions among management and union leaders with the goal of supporting and enhancing constructive relationships with these unions.
Board Oversight
The ED&CC of the Board of Directors establishes and reviews the Company’s overall compensation philosophy and oversees the compensation and benefits plans and programs for its executive officers. The ED&CC oversees the process of planning for executive officer succession. The ED&CC’s charter requires that it oversee the Company’s human capital management, culture and related engagement activities. Further, the ED&CC’s charter requires that the ED&CC have responsibility for reviewing and assessing, at least annually, the Company’s organizational and leadership development plans and programs, and its programs designed to identify, attract and retain high-potential employees.

Information About Our Executive Officers
Presented in the table below are the name, age, offices held and business experience for each of the Company’s executive officers, as of February 19, 2025:

Name	Age	Office and Experience
M. Susan Hardwick	62
Chief Executive Officer. Ms. Hardwick served as President and Chief Executive Officer of the Company from February 2, 2022, to August 1, 2024, and has served as Chief Executive Officer of the Company since August 1, 2024. She joined the Company in June 2019 as the Company’s Executive Vice President—Finance and served as the Company’s Chief Financial Officer from July 2019 until May 16, 2022. From December 7, 2021 until January 31, 2022, Ms. Hardwick also served as Interim Chief Executive Officer. Prior to joining the Company, Ms. Hardwick served as the Executive Vice President and Chief Financial Officer of Vectren Corporation (“Vectren”), which was sold to CenterPoint Energy, Inc., an electric and natural gas utility (“CenterPoint”), on February 1, 2019. Ms. Hardwick joined Vectren in January 2000 and served in a variety of positions, including: Vice President, Controller and Assistant Treasurer; Senior Vice President, Finance; Senior Vice President, Chief Financial Officer; and Executive Vice President and Chief Financial Officer. Prior to joining Vectren, Ms. Hardwick was Assistant Corporate Comptroller at Cinergy Corp. She began her career with Arthur Andersen & Co. Ms. Hardwick is a Certified Public Accountant. Since September 2020, Ms. Hardwick has served on the Board of Directors of New Jersey Resources Corporation, a diversified energy services company, where she is currently serving a three-year term expiring in 2027, and since January 1, 2021, she has served as a member of its Audit Committee.

John C. Griffith	58
President. Mr. Griffith has served as the Company’s President since August 1, 2024, with responsibility for the day-to-day operations of the Company. He joined the Company on May 16, 2022, as its Executive Vice President and Chief Financial Officer. Prior to joining the Company, since 2014, Mr. Griffith served as Managing Director, Mergers and Acquisitions, for Bank of America Securities’ Global Regulated Utilities and Renewable Energy practice. Prior to joining Bank of America Securities, from 2008 to 2014, Mr. Griffith served as the Chief Executive Officer of HighWave Energy, a renewable fuels start-up company, and from 1995 to 2008, he served in various capacities of increasing responsibility with Merrill Lynch & Co.

David M. Bowler	46
Executive Vice President and Chief Financial Officer. Mr. Bowler has served as the Company’s Executive Vice President and Chief Financial Officer since August 1, 2024, and as Senior Vice President, Deputy Chief Financial Officer and Treasurer from October 31, 2022 to August 1, 2024. Mr. Bowler joined the Company in May 2020 as its Senior Vice President of Corporate Tax, Accounting Technology and Regulatory Services, and served as Senior Vice President of Planning, Regulatory and Financial Services from July 2021 to November 2022. Prior to joining the Company, Mr. Bowler served as Director of Finance and Accounting Integration at CenterPoint from February 2019 to April 2020, and in a number of roles of increasing responsibility, most recently as Vice President, Controller and Assistant Treasurer at Vectren from January 2007 to February 2019. Mr. Bowler is a Certified Public Accountant.

Maureen Duffy	55
Executive Vice President, Communications and External Affairs. Ms. Duffy has served as the Company’s Executive Vice President, Communications and External Affairs since October 29, 2024 and has had over 25 years of employment with the Company. Ms. Duffy served as the Company’s Senior Vice President, Communications and External Affairs from January 2020 until October 29, 2024, as Vice President, Corporate Communications and Federal Affairs from May 2017 through December 2019, and as Vice President, Corporate Communications and External Affairs from September 2011 to May 2017. She also has held various positions with the Company’s New Jersey subsidiary, including Government Affairs/Media Specialist, Communications Manager and Director of Corporate Communications. Prior to joining American Water, Ms. Duffy reported and produced news for WNJN/WNET-TV.

Melanie M. Kennedy	51
Executive Vice President, Chief Human Resources Officer. Ms. Kennedy has served as the Company’s Executive Vice President, Chief Human Resources Officer since December 2021, and as Senior Vice President, Chief Human Resources Officer from December 2020 to December 2021. Prior to that, she served as the Company’s Senior Vice President, Human Resources from March 2017 to December 2020. From August 2014 through February 2017, Ms. Kennedy served as the Company’s Vice President, Human Resources, and from August 2012 to August 2014, she served as Director, Human Resources in the Company’s Northeast Division. Ms. Kennedy initially joined the Company in 2007, and before that time, she practiced law for nine years.

Name	Age	Office and Experience
Stacy A. Mitchell	49
Executive Vice President and General Counsel. Ms. Mitchell has served as the Company’s Executive Vice President and General Counsel since June 5, 2024. Prior to that, she served as the Company’s Senior Vice President and Deputy General Counsel beginning in February 2023. She joined the Company in August 2019 as Vice President and Chief Regulatory Counsel. Prior to joining the Company, Ms. Mitchell served as the Vice President of Rates and Regulatory Affairs at South Jersey Industries, Inc. and its gas utility subsidiary. Prior to that time, she practiced litigation, regulatory and environmental law in private practice for 15 years. Ms. Mitchell serves as a member of the American Water Works Association’s Water Utility Council, and as its Treasurer.

Cheryl Norton	60
Executive Vice President and Chief Operating Officer. Ms. Norton has 36 years of employment with the Company serving in various roles, including operational leadership, environmental stewardship, laboratory management, and research. She has been serving as the Company’s Executive Vice President and Chief Operating Officer since March 2021 and served as its Senior Vice President, Chief Environmental Officer from March 2020 to March 2021. She was also the Company’s Senior Vice President, Eastern Division and President of its New Jersey subsidiary from March 2019 to March 2021. Prior to that, Ms. Norton served as President of the Company’s Missouri subsidiary from November 2015 to March 2019, and President of its Kentucky subsidiary from January 2011 until November 2015. In addition, Ms. Norton also serves as a member of the Board of Directors of the Water Research Foundation.

Each executive officer is elected annually by the Board of Directors and serves until their respective successor has been elected and qualified or their earlier death, resignation or removal.
Available Information
The Company maintains a website at https://amwater.com, an Investor Relations website at https://ir.amwater.com and a Sustainability website at https://ir.amwater.com/sustainability. Information contained on the Company’s websites, including its Sustainability Report and other reports or documents, shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks. The Company recognizes its websites as key channels of distribution to reach public investors and as a means of disclosing information to comply with SEC Regulation FD.
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
Risks Related to Our Industry and Business Operations
Our Regulated Businesses are subject to extensive regulation by PUCs and other regulatory agencies, which significantly affects our business, financial condition, results of operations and cash flows. Our Regulated Businesses also may be subject to fines, penalties and other sanctions for an inability to meet these regulatory requirements.
Our Regulated Businesses provide water and wastewater services to our customers through subsidiaries that are subject to regulation by PUCs. This regulation affects the rates we charge our customers and has a significant impact on our business and operations. Generally, PUCs authorize us to charge rates that they determine are sufficient to recover our prudently incurred operating expenses, including, but not limited to, operating and maintenance costs, depreciation, financing costs and taxes, and provide us with the opportunity to earn an appropriate rate of return on invested capital.
Our ability to successfully implement our business plan and strategy depends on the rates authorized by the various PUCs. We periodically file rate increase applications with PUCs. The ensuing administrative process may be lengthy and costly. Our rate increase requests may or may not be approved, or may be partially approved, and any approval may not occur in a timely manner. Moreover, a PUC may not approve a rate request in an amount that is sufficient to:
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
Approval by the PUCs is also required in connection with other aspects of our Regulated Businesses, which are required to have numerous permits, approvals and CPCNs from the PUCs that regulate their businesses and authorize acquisitions, dispositions, debt and/or equity financing, and, in certain cases, affiliated transactions. Some PUCs are empowered to impose financial penalties, fines and other sanctions for non-compliance with applicable rules and regulations. Although we believe that each utility subsidiary has obtained or sought renewal of the material permits, approvals and certificates necessary for its existing operations, we are unable to predict the impact that future regulatory activities may have on our business.
In any of these cases, our business, financial condition, results of operations, cash flows and liquidity may be adversely affected. Even if the rates approved are sufficient, we face the risk that we will not achieve the rates of return on equity permitted by PUCs. This could occur if certain conditions exist, including, but not limited to, (i) water usage is less than the level anticipated in establishing rates, (ii) customers increase their conservation efforts, (iii) we experience unusual or emergent situations, events or conditions, (iv) we experience a significant increase in customers without recovery of the operating and other costs associated with serving them, or a decrease in customers that causes a decrease in operating revenue, or (v) our investments or expenses prove to be higher than the levels estimated in establishing rates. It may be difficult to predict the outcome or impact of these events on us or the actions that may be taken by the PUCs or other governmental authorities in response thereto.
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
Our water and wastewater operations are subject to extensive federal, state and local laws and regulations. These requirements include, among others, CERCLA, the Clean Water Act, the Safe Drinking Water Act, the LCR (as amended), and each of their implementing rules and regulations, as well as other federal and state requirements. For example, PUCs and environmental regulators set conditions and standards for the water and wastewater services we deliver. We are also required to obtain various environmental permits from regulatory agencies for our operations. If the water or wastewater services we provide to our customers do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs, as well as damage to our reputation, as a result of governmental proceedings and private litigation. In the most serious cases, regulators could reduce requested rate increases or force us to discontinue operations and sell our operating assets to another utility or to a municipality. Given the nature of our business which, in part, involves providing water service for human consumption, any potential non-compliance with, or violation of, environmental, water quality and health and safety laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry. In addition, CERCLA authorizes the EPA to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions with respect to actual or threatened releases of hazardous substances, and can impose joint and several liability, without regard to fault, on responsible parties for the costs thereof. In addition, in April 2024, the EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA. While the EPA has stated that it will focus on holding responsible under CERCLA entities that significantly contributed to the release of PFAS into the environment, it is not yet known whether liability protection will be afforded to passive receivers of PFAS, including water and wastewater utilities.
We incur substantial operating and capital costs on an ongoing basis to comply with environmental, water quality and health and safety laws and regulations. These laws and regulations and their enforcement, have become more stringent over time, and new or stricter requirements, such as the final EPA drinking water regulations for PFAS, the LCRR and the recently implemented LCRI, are expected to increase our costs. For example, the designation of PFOA and PFOS as hazardous substances under CERCLA may impact our ability to dispose of material used to treat impacted systems and may increase our costs as a result. Although we may seek to recover ongoing compliance costs in our Regulated Businesses through customer rates, and certain jurisdictions in which our Regulated Businesses operate have passed laws authorizing recovery of such costs, there can be no guarantee that the various other regulatory PUCs or similar regulatory bodies that govern our Regulated Businesses would approve rate increases that would enable us to recover such costs or that such costs will not materially and adversely affect our financial condition, results of operations, cash flows and liquidity. We may also incur liabilities if, under environmental laws and regulations, we are required to investigate and clean up environmental contamination, including potential releases of certain hazardous chemicals, which are used in our treatment processes, or at off-site locations where we have disposed of residual waste or caused an adverse environmental impact. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, including those obligations related to the disposal of PFAS residuals and other waste, could result in significant costs and could adversely affect our financial condition, results of operations, cash flows and liquidity. Such remediation costs may not be covered by insurance and may make it difficult for us to secure insurance at acceptable rates in the future.
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
For example, in our Monterey County, California operations, we are seeking to augment our sources of water supply, principally to comply with the cease and desist orders issued by the SWRCB in July 1995 and October 2009 (the “1995 Order,” the “2009 Order” and, as amended in July 2016, the “2016 Order” and, collectively, the “Orders”) that require Cal Am to significantly decrease its diversions from the Carmel River. See Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions, which includes additional information regarding this matter. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs or obligations, including fines and penalties against Cal Am in the event of noncompliance with the Orders, which could have a material adverse effect upon us and our business, results of operations and cash flows.
Service disruptions caused by severe weather conditions, climate variability patterns or natural or other disasters may disrupt our operations or reduce the demand for our water and wastewater services, which could adversely affect our financial condition, results of operations, cash flows and liquidity.
Service interruptions due to severe weather, climate variability patterns and natural or other events are possible across all our businesses. These include, among other things, storms, ice or freezing conditions, high rainfall and wind conditions, hurricanes, tornadoes, earthquakes, landslides, drought, wildfires, coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, pandemics and epidemics, severe electrical storms, sinkholes, solar flares and chemical spills or other contamination causing temporary unavailability of our source water supplies. Weather and other natural events such as these may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. Tariffs in place or cost recovery proceedings with respect to our Regulated Businesses may not provide reimbursement to us, in whole or in part, for any of these impacts.
Government restrictions on water use may also result in decreased use of water and wastewater services, even if our water supplies are sufficient to serve our customers, which may adversely affect our financial condition, results of operations and cash flows. Seasonal and other drought conditions, such as those experienced during 2024 in New Jersey, for example, that may impact our water services are possible across all of our service areas. Governmental restrictions imposed in response to a drought may apply to all systems within a region independent of the supply adequacy of any individual system. Responses may range from voluntary to mandatory water use restrictions (including those mandated in New Jersey in 2024), rationing restrictions, water conservation regulations, and requirements to minimize water system leaks. While expenses incurred in implementing water conservation and rationing plans may generally be recoverable provided the relevant PUC determines they were reasonable and prudent, we cannot be certain that any such expenses incurred will, in fact, be fully recovered. Moreover, reductions in water consumption, including those resulting from installation of equipment or changed consumer behavior, may persist even after a drought has ended and restrictions are lifted, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Because of the uncertainty of weather volatility related to climate variability, we cannot predict its potential impact on our business, financial condition, results of operations, cash flows and liquidity. Furthermore, both Federal and state laws and regulations have been enacted or proposed that seek to reduce or limit greenhouse gas emissions and require or would require additional reporting, monitoring and disclosure, and these regulations may become more pervasive or stringent in light of changing governmental agendas and priorities, although the exact nature and timing of these changes is uncertain. Although some or all potential expenditures and costs associated with the impact of climate variability and related laws and regulations on our Regulated Businesses could be recovered through rates, infrastructure replacement surcharges or other regulatory mechanisms, there can be no assurance that PUCs would authorize rate increases to enable us to recover such expenditures and costs, in whole or in part.

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
There is typically a delay, known as “regulatory lag,” between the time our Regulated Businesses make a capital investment or incur an operating expense increase, including as a result of inflation or other factors, and the time when those costs are reflected in rates. In addition, billings permitted by PUCs typically are, to a considerable extent, based on the volume of water used in addition to a minimum base rate. Thus, we may experience regulatory lag between the time our revenues are affected by declining usage and the time we are able to adjust the rate per gallon of usage to address declining usage. Our inability to mitigate or reduce regulatory lag or the impacts thereof could have an adverse effect on our financial condition, results of operations, cash flows and liquidity.
We endeavor to mitigate or reduce regulatory lag by pursuing constructive regulatory practices and certain regulatory mechanisms. See Item 1—Business—Regulated Businesses—Regulation and Rate Making for a discussion of these practices and mechanisms. While these practices and mechanisms may serve to mitigate or reduce regulatory lag in certain of our regulated jurisdictions, we continue to seek approval of regulatory practices and mechanisms to mitigate or reduce regulatory lag in other jurisdictions that have not approved them. Furthermore, PUCs may fail to adopt new surcharges or those permitted by applicable law, and existing practices and mechanisms may not continue in their current form, or at all, and we may be unable or become ineligible to continue to utilize them in the future. Although we intend to continue to seek regulatory PUC approval of practices or mechanisms to mitigate or reduce regulatory lag, our efforts may not be successful in whole or in part, and even to the extent successful, our business, financial condition, results of operations, cash flows and liquidity may be materially and adversely affected by regulatory lag.
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
•negatively impacting, among other things: (i) tax rates or positions or the deductibility of expenses under federal or state tax laws, (ii) the availability or amount of, or our ability to comply with the terms and conditions of, tax credits or tax abatement benefits, (iii) the amount of taxes owed or paid, including as a result of the CAMT provisions, (iv) the timing of tax effects on rates or (v) the ability to utilize our net operating loss carryforwards;
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
•restricting or prohibiting our extraction of water from rivers, streams, reservoirs or aquifers; and
•revoking or altering the terms of a CPCN issued to us by a PUC or other governmental authority.
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
The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment, and to improve aging infrastructure. In 2024, we invested $2.8 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems will continue into the future and, we believe, will increase. If we are not able to obtain sufficient financing through current or future sources of liquidity, we may be unable to maintain our existing property, plant and equipment, fund our capital investment strategies or expand our rate base to enable us to meet our growth targets. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of supply chain interruptions, construction delays, permitting delays, labor shortages or other disruptions, environmental restrictions, legal and regulatory challenges, or other obstacles. Each of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.
Aging infrastructure may lead to service disruptions, property damage and increased capital expenditures and O&M expenses and other costs, all of which could negatively impact our financial results.
We have risks associated with aging infrastructure, including water and sewer mains, pumping stations and water and wastewater treatment facilities. Additionally, we may have limited information regarding buried and newly-acquired assets, which could challenge our ability to conduct efficient asset management and maintenance practices. Assets that have aged beyond their expected useful lives may experience a higher rate of failure. Failure of aging infrastructure could result in increased capital expenditures and O&M expenses and other costs. In addition, failure of aging infrastructure may result in property damage, and in safety, environmental and public health impacts. To the extent that any increased costs or expenditures are not fully recovered in rates, our results of operations, liquidity and cash flows could be negatively impacted.
Seasonality could adversely affect the volume of water sold and our revenues.
The volume of water we sell during the warmer months, typically in the summer, is generally greater than during other months, due primarily to increased water usage for irrigation systems, swimming pools, cooling systems and other applications. Throughout the year, and particularly during typically warmer months, the volume of water sold tends to vary with temperature, rainfall levels and rainfall frequency. In the event that temperatures during the typically warmer months are cooler than normal, or if there is more rainfall than normal, the amount of water we sell may decrease and adversely affect our revenues. Two of our regulated jurisdictions currently have a revenue stability mechanism that permit us to recover a portion or all of our authorized revenues in a general rate case, regardless of volumetric consumption. These mechanisms are designed to recognize declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In those jurisdictions that have not adopted a revenue stability mechanism, our operating results could continue to be affected by seasonality.
Contamination of water supplies or our water service provided to our customers could result in service limitations and interruptions and exposure to substances not typically found in potable water supplies, and could subject us and our subsidiaries to reductions in usage and other responsive obligations, government enforcement actions, damage to our reputation and private litigation.
The water supplies that flow into our treatment plants or are delivered through our distribution system, or the water service that is provided to our customers, may be subject to contamination, including, among other types, contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from manufactured sources (such as perchlorate, perfluorinated and polyfluorinated compounds, methyl tertiary butyl ether, 1,4-dioxane, lead and other materials, or chemical spills or other incidents that result in contaminants entering the water source), and contamination resulting from new and emerging contaminants as well as cyber attacks, possible terrorist attacks or other similar incidents. If one of our water supplies or the water service provided to our customers is contaminated, depending on the nature of the contamination, we may have to take responsive actions that could include, among other things (1) limiting use of the water supply under a “Do Not Use” protective order that enables continuation of basic sanitation and essential fire protection, or (2) interrupting the use of that water supply, in whole or in part, potentially impacting basic sanitation and fire protection needs. If service is disrupted, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. In addition, we may incur significant costs in order to treat the contaminated source through the expansion of our current treatment facilities or the development of new sources of supply or new treatment methods. We may be unable to recover costs associated with treating or decontaminating water supplies through insurance, customer rates, tariffs or contract terms, and any recovery of these costs that we are able to obtain through regulatory proceedings or otherwise may not occur in a timely manner. Moreover, we could be subject to claims for damages arising from government enforcement actions or toxic tort or other lawsuits, including class action lawsuits brought by affected parties, arising out of an interruption of service or human exposure to hazardous substances in our drinking water and water supplies. See Item 3—Legal Proceedings for information on certain pending lawsuits and other proceedings related to interruptions of water service.
Since we are engaged in the business of providing water service to our customers, contamination of the water supply, or the water service provided to our customers, could result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation. Such claims could relate to, among other things, personal injury, loss of life, business interruption and expenses related thereto, property damage, pollution, and environmental damage and may be brought by our customers or third parties. Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. We may not be protected from these claims or negative impacts of these claims in whole or in part by tariffs or other contract terms. Negative impacts to our reputation may occur even if we are not liable for any contamination or other environmental damage or the consequences arising out of human exposure to contamination or hazardous substances within the water supply or distributed finished drinking water. In addition, insurance coverage may not cover all or a portion of these losses and are subject to deductibles and other limitations. Pending or future claims against us could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or sanctions.
Our business and operations have a large direct and indirect customer base and, as a result, we are exposed to public criticism regarding, among other things, the reliability of water service, wastewater and related or ancillary services, the quality of water provided, and the amount, timeliness, content, accuracy and format of bills that are provided for such services. Adverse publicity and negative consumer sentiment arising out of our operations may render legislatures and other governing bodies, PUCs and other regulatory authorities, and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable legislative, regulatory and economic outcomes, as well as increased regulatory investigations or other oversight and more stringent regulatory or economic requirements. Unfavorable regulatory and economic outcomes may include negative investigative conclusions and/or findings, the enactment of more stringent laws and regulations governing our operations and less favorable economic terms in our long-term contracts related to MSG, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on us and our financial condition, results of operations and cash flows.
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
Our operating subsidiaries distribute water and collect wastewater through an extensive network of pipes, water and wastewater collection mains and storage systems located across the United States. A failure of major pipes, mains or reservoirs could result in injuries, property and other damage for which we may be liable. The failure of major pipes, mains and reservoirs may also result in the need to shut down some facilities or parts of our network in order to conduct repairs. Such failures and shutdowns may limit our ability to supply water in sufficient quantities to our customers and to meet the water and wastewater delivery requirements prescribed by government regulators, including PUCs with jurisdiction over our operations, and adversely affect our financial condition, results of operations, cash flows, liquidity and reputation. Any business interruption or other losses might not be covered by insurance policies or be recoverable in rates, and such losses may make it difficult for us to secure insurance at acceptable rates in the future. Moreover, to the extent such business interruptions or other losses are not covered by insurance, they may not be recovered through rate adjustments.
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
•failure to sufficiently utilize or apply new or existing fair market value legislation or recover acquisition adjustments or premiums due to unfavorable decisions or interpretations by PUCs, courts and other governmental authorities;
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
Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain, or another similar authorized process. A municipality, other government subdivision or a citizen group may seek to acquire our assets through eminent domain or such other process, either directly or indirectly as a result of a citizen petition. For example, on December 15, 2023, the MPWMD filed eminent domain litigation against Cal Am in Monterey County Superior Court with respect to the Monterey system assets and the case is pending. See Item 3—Legal Proceedings—Proposed Acquisition of Monterey System Assets — Potential Condemnation for additional information regarding this matter.
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
We have been, and may in the future be, subject to physical and cyber attacks.
As owners and operators of critical infrastructure, we face a heightened risk of physical attack and cyber attacks from internal or external sources, including nation-state cyber actors. Our water and wastewater systems have been, and may in the future be, vulnerable to disability or failures as a result of physical or cyber attacks, acts of war or terrorism, vandalism and other causes. By way of example, on October 3, 2024, we identified unauthorized activity within our information technology computer networks and systems, which we determined to be the result of a cybersecurity incident. See Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Cybersecurity Incident, for more information regarding this incident. Our operational and information technology systems are also vulnerable to unauthorized external or internal access, due to hacking, viruses, social engineering attacks, acts of violence, war or terrorism, and other causes. Unauthorized access to confidential information located or stored on these systems could negatively and materially impact our reputation, customers, employees, suppliers and other third parties. Such unauthorized access could be caused through, among other causes, failure to follow established policies and procedures on the part of our employees, agents, vendors, suppliers, contractors or other third parties. Further, third parties, including vendors, suppliers and contractors, who perform certain services for us or administer and maintain our networks and sensitive information, have been, and may in the future be, targets of cyber attacks and unauthorized access to their operational or information technology systems, and any cyber incident affecting our third-party business partners could significantly disrupt our operations.
While we believe that we have appropriate security measures and safeguards to protect our operational and information technology systems, the recent cybersecurity incident that we experienced in October 2024 demonstrated that those protections alone may not prevent a cyber attack, and we cannot guarantee that such protections will be completely successful in preventing or mitigating a future cyber attack. The Company has completed its investigation into the scope, nature and impact of the cybersecurity incident and determined the incident did not have a material effect on the Company or its financial condition or results of operations; however, the Company remains subject to various risks as a result of this incident, including those related to litigation, governmental and regulatory scrutiny, including from putative class action lawsuits that have been filed in connection with the recent incident. See Item 3—Legal Proceedings—Cybersecurity Incident Class Action Lawsuits.

Future cybersecurity events could cause our operations to be disrupted, property to be damaged, and customer and other confidential information to be lost or stolen; we could experience substantial loss of revenues, response costs and other financial loss; we would likely suffer a loss or redirection of management time, attention and resources from our regular business operations; we may be subject to increased regulatory requirements; our ability to comply with environmental standards and to continue to provide reliable service to our customers may be impacted; we would likely experience litigation and other claims against us; and we may suffer damage to our reputation, any of which could have a negative impact on our business, financial condition, results of operations and cash flows. Applicable laws and regulations or contracts may require us to report cybersecurity events or breaches of securely maintained confidential data, which may cause us to incur costs related to legal claims or proceedings and regulatory fines or penalties. These types of events, and their resulting impacts, either to our facilities or assets, those of third parties, or the industry in general, may also cause us to incur additional security and insurance related costs. In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information, about our customers and employees. In many cases, we outsource administration of certain functions to vendors that have been and will continue to be targets of cyber attacks. Any theft, loss or fraudulent use of customer, employee or proprietary data as a result of a cyber attack on us or a vendor, supplier, contractor or other third-party business partner could also subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.
We have obtained insurance to provide coverage for a portion of the losses and damages that may result from a physical attack, cyber attack or a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss or damage caused by an attack or a breach. We have incurred, and may continue to incur, certain expenses related to the October 2024 cybersecurity incident, and we maintain a cybersecurity insurance policy as part of our overall insurance program. However, adequate insurance may not be available at rates that we believe are reasonable, and the costs of responding to and recovering from a physical attack, cyber attack or security breach incident may not, in whole or in part, be covered by insurance or recoverable in rates. See Item 1A—Risk Factors Risks Related to our Industry and Business Operations—We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured, below for more information.
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
Laws and regulations are changing and increasing rapidly with respect to data and consumer privacy, security and protection. We are subject to an increasing number of complex and continually evolving data and consumer privacy, security and protection laws and regulations administered by various federal, state and local governments, including, for example, the California Privacy Rights Act, together with its amendments and implementing regulations, the Virginia Consumer Data Protection Act and the Cyber Incident Reporting for Critical Infrastructure Act of 2022. New laws and regulations may require us to disclose incidents to authorities, regulators and/or the public, when we otherwise may not have been required to disclose such incidents under previous laws and regulations, and such disclosures could negatively and materially impact our reputation, customers, employees, suppliers and other third parties. Federal and state governments have also adopted or are proposing other limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information. In addition, the Federal Trade Commission and state attorneys general are applying federal and state consumer protection laws to impose standards on the collection, use and dissemination of data. Moreover, we expect that current laws, regulations and industry standards concerning privacy, data protection and information security in the United States will continue to evolve and increase, and we cannot determine the impact that compliance with such future laws, regulations or standards will have on us or on our business. Any failure or perceived failure by us to comply with current or future federal, state, or local data or consumer privacy or security laws, regulations, policies, guidance, industry standards, or legal obligations, or any incident resulting in unauthorized access to, or the acquisition, release, or transfer of, personally identifiable information or other data relating to our customers, employees and others, may result in private or governmental enforcement actions, litigation, including, for example, from putative class action lawsuits filed in connection with our recent cybersecurity incident, or other claims against us, fines and penalties, or adverse perception or publicity about us and our businesses. See Item 3—Legal Proceedings—Cybersecurity Incident Class Action Lawsuits. These events could also require us to change our business practices, and the events or such changes may result in significant diversions of resources, distract management and divert the focus and attention of our security and technical personnel from other critical activities. Any of the foregoing consequences could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and liquidity.
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
Technology is an integral part of our business and operations, and any failure or disruption of the technology or related systems we implement, including as a result of a cyber incident, could significantly limit our ability to manage and operate our business effectively and efficiently, which, in turn, could cause our business and competitive position to suffer and adversely affect our results of operations. We use technology systems to, among other things, obtain meter readings, bill customers, process orders, provide customer service, and manage certain plant operations and construction projects, including systems to support environmental compliance, provide for the safety of the water distributed to customers, create and manage our financial records and other operational data, track assets, remotely monitor our plants and facilities, and manage human resources, supply chain, inventory, and accounts receivable collections. In addition, we have invested resources to develop and adopt new technologies, including cloud-based systems, which rely on the security of our infrastructure, including hardware and other components provided by third parties, to support the reliability of our services and protect our data. While any failures that we have experienced have not to date had a material adverse effect on our operations, there can be no assurance that efforts to address performance failures or other issues we may experience with implemented technology will be successful in the future and that these or future failures of water meters or other technological issues will not have a material adverse effect on us.
Although we do not believe that the technology we have implemented or may in the future implement is at a materially greater risk of failure than that used by other similar organizations, our technology and operations that use or rely on technology, including cloud-based systems, remain vulnerable to damage or interruption from, among other things: failure or interruption of the technology or its related systems; loss or failure of power, internet, telecommunications or data network systems; and operator error or improper operation by, the negligent or improper supervision of, or the intentional acts of, employees, contractors and other third parties. Any or all of these events could have a material adverse impact on our business, results of operations, financial condition and cash flows.
An inability to successfully develop and implement new technologies poses substantial risks to our business and operational excellence strategies, which could have a material adverse effect on our business and financial results.
A significant part of our long-term strategic plan focuses on safety, operational excellence, cost and expense efficiency (including O&M expense efficiency), water quality and affordability, asset and capital management and the customer experience. For example, we have made and plan to continue to make significant investments in developing, deploying, integrating, enhancing and maintaining customer-facing technologies, applications to support field service and customer service operations, water source monitoring technologies, meter data management and analytics, and intelligent automation technologies. There can be no assurance that we will be successful in designing, developing, deploying, integrating or maintaining these new technologies. Because these efforts can be long-term in nature, these new technologies may be more costly or time-consuming than expected to design, develop, integrate and complete and may not ultimately deliver the expected or desired benefits upon completion. While we have and will continue to seek to recover costs and earn a return on capital expenditures with respect to the costs and expenses of development and deployment of these new technologies in our Regulated Businesses, there can be no assurance that we will be able to do so in every instance or at all, and our inability to do so may adversely affect our ability to achieve intended cost and expense, including O&M expense, efficiencies or other key performance results and, ultimately, could materially and adversely impact our business, financial condition, results of operations and cash flows.
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
Safety is a core value at American Water. Our safety performance and progress to our ultimate desired goal of zero injuries are critical to our ability to carry out our operations effectively and to serve our customers, and thereby, to support our reputation. We maintain health and safety practices to protect our employees, customers, contractors, vendors and the public.
At our business sites, including construction and maintenance sites, our employees, contractors and others are often in close proximity to large mechanical operating equipment, moving vehicles, pressurized water, electric and gas utility lines, below grade trenches and vaults, electrical and pneumatic hazards, fall from height hazards, suspended loads, hazardous chemicals and other regulated materials. On many sites, we are responsible for safety and, accordingly, must implement important safety procedures and practices above governmental regulatory requirements. As an essential business that provides water and wastewater services, we are focused on the health and safety of our employees, contractors, vendors, customers and others who work at or visit our worksites. If the procedures we implement are ineffective or are not followed by our employees, contractors or others, or we fail to implement procedures, our employees, contractors and others may experience illness, or minor, serious or fatal injuries. Even when employees implement all appropriate and effective safety measures and precautions, accidents, injuries and even fatalities can and do occur. See Item 1—Business—Human Capital Resources—Safety First. Unsafe work sites have the potential to increase employee turnover, expose us to litigation and raise our operating costs. Any of the foregoing could result in financial losses, which could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
As of December 31, 2024, approximately 46% of our workforce was represented by unions, and we had 75 collective bargaining agreements in place with 14 different unions representing our unionized employees. These collective bargaining agreements, 25 of which are scheduled to expire during 2025, are subject to periodic renewal and renegotiation. We may not be able to successfully renew or renegotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages and by external political, economic and social factors. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations, may disrupt our operations, negatively impact the ability to serve our customers, and result in higher labor costs, which could adversely affect our reputation, financial condition, results of operations, cash flows and liquidity. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, a strike or work stoppage may have a material adverse impact on our financial position, results of operations and cash flows.

Financial, Economic and Market-Related Risks
Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.
As of December 31, 2024, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $14.0 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:
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
During 2024, we utilized existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under our commercial paper program, to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. In order to meet our capital expenditure and other operational needs, however, we may be required to borrow additional funds under the revolving credit facility. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions. Moreover, additional borrowings may be required to repay or refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2025, 2026 and 2027 will be $637 million, $1,478 million and $686 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all, to repay or refinance this debt. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to repay or refinance existing debt on favorable terms.
Given our usage of long-term debt as a key component of our capital and investment strategy, one of the principal market risks to which the Company is exposed is changes in interest rates. We have in the past entered into, and in the future may enter into, financial derivative instruments, including without limitation, interest rate swaps, forward starting swaps and U.S. Treasury lock agreements. See Item 7A—Quantitative and Qualitative Disclosures About Market Risk. However, these efforts may not be effective to fully mitigate interest rate risk, and may expose us to other risks and uncertainties, including quarterly “mark to market” valuation risk associated with these instruments, that could negatively and materially affect our financial condition, results of operations and cash flows.
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
In addition to cash from operations, during 2024, we relied on a $2.75 billion revolving credit facility, a $2.60 billion commercial paper program, and the debt capital markets, to satisfy our liquidity needs. Historically, we have regularly used our commercial paper program rather than the revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. As of December 31, 2024, there were no outstanding borrowings under the revolving credit facility, $880 million of commercial paper outstanding and $82 million in outstanding letters of credit. There can be no assurance that we will be able to continue to access this commercial paper program or revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.

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
In order to meet our future capital expenditure needs, we currently plan over the next five years to issue a combination of short-term and long-term debt, as well as additional equity. Disruptions in the debt or equity capital markets or changes in our credit ratings or other events could limit our ability to access capital on terms favorable to us or at all. While the lending banks that participate in the revolving credit facility have to date honored their commitments under those facilities, disruptions in the credit markets, changes in our credit ratings, or deterioration of the banking industry’s financial condition could discourage or prevent lenders from meeting their existing lending commitments, extending the terms of such commitments, or agreeing to new commitments. In such a case, we may not be able to access the commercial paper, debt or equity capital markets, or other sources of potential liquidity, in the future on terms acceptable to us or at all. Furthermore, our inability to maintain, renew or replace commitments under our revolving credit facility could materially increase our cost of capital and adversely affect our financial condition, results of operations and liquidity. Short- or long-term disruptions or volatility in the debt or equity capital and credit markets as a result of economic, legislative, political or other uncertainties, including as a result of changes in U.S. tax and other laws, reduced financing alternatives, or failures of significant financial institutions could adversely affect our access to the capital necessary to provide adequate liquidity for our business. Significant volatility or disruptions in the debt or equity capital or credit markets, or financial institution failures, could require us to take measures to conserve cash until the market stabilizes or until alternative financing can be arranged. Such measures could include delaying or deferring capital expenditures, reducing or suspending dividend payments, and reducing other discretionary expenditures. Finally, even absent significant volatility or disruptions in the capital markets, there can be no assurance that we will be able to access markets to obtain capital or financing when necessary or desirable and on terms that are reasonable or acceptable to us. The occurrence of any of these circumstances could expose us to increased interest or other expense, require us to institute cash or liquidity conservation measures or otherwise adversely and materially affect our business, financial condition, results of operations, cash flows and liquidity, which may limit or impair our ability to achieve our strategic, business and operational goals and objectives.
The conditional exchange feature of the Exchangeable Senior Notes due 2026, if triggered, may adversely affect our liquidity and financial condition and may dilute the ownership interest of our shareholders or may otherwise depress the price of parent company’s common stock.
In June 2023, American Water Capital Corp., our wholly owned finance subsidiary (“AWCC”), issued $1,035 million aggregate principal amount of its 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). See Note 11—Long-Term Debt in the Notes to the Consolidated Financial Statements for a description of the Notes. In the event the conditional exchange feature of the Notes is triggered and one or more holders elect to exchange their Notes, AWCC would be required to settle any exchanged principal through the payment of cash, which could adversely affect our liquidity. In addition, in that case, even if holders do not elect to exchange their Notes, we would be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. If AWCC elects to settle the portion, if any, of an exchange obligation in excess of the aggregate principal amount of the Notes being exchanged in shares of parent company common stock or a combination of cash and shares of such common stock, any sales in the public market of the common stock deliverable upon such exchange could adversely affect prevailing market prices of parent company common stock. In addition, the existence of the Notes may encourage short selling by market participants because the exchange of the Notes could be used to satisfy short positions, and any anticipated exchange of the Notes for shares of such common stock could depress the price of such common stock.
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
Our assets as of December 31, 2024, included $1.1 billion of goodwill and $218 million of total assets measured and recorded at fair value on a recurring basis. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, in the past, we have taken significant non-cash charges to operating results for impairments to goodwill or other intangible assets, and have recorded changes in fair value of financial instruments and other assets. We may be required to recognize in the future an impairment of goodwill or a change in fair value of financial instruments or certain other assets due to market conditions, other factors related to our performance or the performance of an acquired business, or other circumstances that may impact the fair value of a financial instrument or the other asset. See Note 18—Fair Value of Financial Information in the Notes to the Consolidated Financial Statements for information on the fair value of financial and other assets. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or other circumstances. A decline in the results forecasted in our business plan due to events such as changes in rate case results, capital investment budgets or interest rates, could also result in an impairment charge. Recognition of impairments of goodwill and any changes in fair value of other assets would result in a charge to income in the period in which the impairment or change occurred, which may negatively affect our financial condition, results of operations and total capitalization. The effects of any such impairment or change could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet the expectations of our regulators.
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
Additional Risks Related to Other Businesses
Parent company provides performance guarantees with respect to certain of the obligations of our Other businesses (primarily MSG), including financial guarantees or deposits, which may adversely affect parent company if the guarantees are successfully enforced.
Under the terms of certain agreements under which our Other businesses, primarily MSG, provide water and wastewater services to municipalities and federal governmental entities, parent company provides guarantees of specified performance obligations, including financial guarantees or deposits. In the event these obligations are not performed, the entity holding the guarantees may seek to enforce the performance commitments against parent company or proceed against the deposit. In that event, our financial condition, results of operations, cash flows and liquidity could be adversely affected. At December 31, 2024, we had remaining performance commitments, as measured by remaining contract revenue, and primarily related to MSG’s contracts, totaling approximately $8.1 billion, of which $1.2 billion are guaranteed by parent company and the remainder is guaranteed by certain wholly owned subsidiaries of parent company. The aggregate amount of remaining performance commitments is likely to increase as the number of military installations served by MSG increases. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.

MSG’s operations are subject to various risks associated with doing business with the U.S. government.
MSG enters into contracts with the U.S. government for the operation and maintenance of water and wastewater systems, which contracts may be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government or as a result of default or non-performance by the subsidiary performing the contract. In addition, the contract price for each of these military contracts is typically subject to either an annual economic price adjustment, or a price redetermination two years after commencement of operations and every three years thereafter. Any early contract termination or unfavorable annual economic price adjustment or price redetermination could adversely affect our financial condition, results of operations and cash flows. Moreover, entering into contracts with the U.S. government subjects us to a number of operational and compliance risks, including dependence on the level of government spending and compliance with and changes in governmental procurement and security (including cybersecurity) regulations. We are subject to potential government investigations of our business practices and compliance with government procurement, security and cybersecurity regulations, which are complex, and compliance with these regulations can be expensive and burdensome. If we were charged with wrongdoing as a result of an investigation, we could be suspended or debarred from bidding on or receiving awards of new contracts with the U.S. government or our existing contracts could be terminated, which could have a material adverse effect on our results of operations and cash flows.
General Risk Factors
New accounting standards or changes to existing accounting standards could materially impact how we report our results of operations, cash flows and financial condition.
Our consolidated financial statements are prepared in accordance with GAAP. The SEC, the Financial Accounting Standards Board and other authoritative bodies or governmental entities may issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies or critical accounting estimates. These changes are beyond our control, can be difficult to predict and could materially impact how we report our results of operations, cash flows and financial condition. We could be required to apply a new or revised standard retroactively, which could also adversely affect our previously reported results of operations, cash flows and financial condition.
Undetected errors in internal controls and information reporting could result in the disallowance of cost recovery and noncompliant disclosure.
Our internal controls, accounting policies and practices and internal information systems are designed to enable us to capture and process transactions and information in a timely and accurate manner in compliance with GAAP, requirements of applicable tax laws and regulations, federal securities laws and regulations and other laws and regulations applicable to us. We have also implemented corporate governance, internal control and accounting policies and procedures designed to comply with the requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and relevant SEC rules, as well as other applicable regulations. Management is also responsible for establishing and maintaining internal control over financial reporting and disclosure controls and procedures and is required to assess annually the effectiveness of these controls. While we believe these controls, policies, practices and systems are adequate to verify data integrity, unanticipated or unauthorized actions of employees or temporary lapses in internal controls due to shortfalls in oversight or resource constraints could lead to undetected errors that could result in the disallowance of cost recovery and non-compliant disclosure and reporting. The consequences of these events could have a negative impact on our results of operations, cash flows and financial condition and could also harm our reputation, increase financing costs or adversely affect our ability to access the capital markets.
Our continued success is dependent upon our ability to attract, hire and retain highly qualified and skilled employees.
The success of our business is dependent upon our ability to attract, hire and retain highly qualified and skilled employees understanding the needs of the communities in which we serve, including engineers and licensed operators, and water quality, regulatory and management professionals, with desired knowledge, experience and expertise. We may face challenges implementing our human capital management, recruitment and employee succession plans to attract and retain employees based on a number of factors, including, among others, market conditions, retirements and geography. If we are unable to meet these human capital resource challenges, our business, financial condition, results of operations and cash flows may be materially and adversely impacted.
Our business may be adversely affected by the intentional or other misconduct of our employees and contractors.
Our Code of Ethics requires employees and contractors to make decisions ethically and in compliance with applicable law and regulatory requirements, and our Code of Ethics and its underlying policies, practices and procedures. All employees are required to complete training on and review the Code of Ethics on an annual basis, and violations of the Code of Ethics could result in disciplinary actions up to, and including, termination. Despite these efforts to prevent misconduct, it is possible for employees or contractors to engage in intentional or other misconduct and violate laws and regulations through, among other things, theft, fraud, misappropriation, bribery, corruption and engaging in conflicts of interest or related person transactions, or otherwise committing serious breaches of our Code of Ethics and our policies, practices and procedures. Intentional or other misconduct by employees or contractors could result in substantial liability, higher costs, increased regulatory scrutiny and significant reputational harm, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Cybersecurity Risks
Cybersecurity threats are constantly evolving and have and will continue to become more frequent and sophisticated. Although the Company has implemented measures that it believes are reasonable to safeguard its operational and information technology systems and has sought to establish a culture of continuous monitoring and improvement, the evolving and increasingly complex nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. By way of example, as previously disclosed, on October 3, 2024, the Company identified unauthorized activity within its information technology computer networks and systems, which was determined to be the result of a cybersecurity incident. To date, the Company has determined that it has not experienced a cybersecurity incident that has resulted in a material impact to the Company’s financial condition, results of operations, cash flows, or business strategy. For additional information concerning the October 3, 2024, cybersecurity incident, and cybersecurity-related risks, see Item 1A—Risk Factors—Risks Related to Our Industry and Business Operations—We are, and may in the future be, subject to physical and cyber attacks, and —We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured; and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Other Matters—Cybersecurity Incident.

Cybersecurity Risk Management and Strategy
The Company has established an enterprise-wide cybersecurity program designed to prevent disruption to critical information systems, minimize the loss or manipulation of sensitive information, and to timely identify, escalate and promptly remediate and recover from cybersecurity incidents and facilitate compliance with regulatory and disclosure requirements. To oversee cybersecurity risk management, the Company employs a dedicated unit, led by the Company’s Chief Information Security Officer (“CISO”), to implement cybersecurity controls, assess and report on cybersecurity risks and consult with the Company’s internal Enterprise Risk Management Committee, a decision-making body which supports and oversees the identification, assessment, prioritization, and mitigation strategies for enterprise-level risks, including cybersecurity risks. The CISO has over 25 years of work experience in the information technology, physical security and cybersecurity fields, including previously serving as the Company’s Chief Security Officer, and holds the Certified Protection Professional, Professional Certified Investigator and Physical Security Professional certifications from ASIS International. The CISO serves on the Water Sector Coordinating Council (“WSCC”), an advisory body comprised of representatives from various U.S. water and wastewater organizations, which serves as a policy, strategy and coordination mechanism for the water sector on critical infrastructure security and resilience issues. In that role, the CISO partners with representatives from the Department of Homeland Security and the EPA on U.S. water and wastewater sector initiatives. The CISO is also the former Chair of the WSCC, the National Association of Water Companies’ Safety and Security Committee, and the ASIS Utility Security Council. The CISO reports directly to the Company’s Chief Technology and Information Officer, who is responsible for the Company’s information technology program.
The Company’s security team provides oversight and policy guidance on physical, cyber and information security, as well as business continuity, throughout the Company’s operations. It is responsible for designing, implementing, monitoring and supporting effective physical and technical security controls for the Company’s physical assets, business systems and operational technologies. The Company’s security team also conducts annual and ongoing cybersecurity awareness training and education for the Company’s employees. In 2024, 100% of the Company’s active workforce completed mandatory cybersecurity training. By equipping employees with knowledge and skills, the Company strives to cultivate and maintain a cybersecurity-conscious culture within its workforce.
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
The Company has also implemented a vulnerability assessment program that is reviewed at least annually and more frequently, depending on changes to the risk environment. This process serves as a guiding enterprise-wide framework to outline the scope and procedures of the Company’s cybersecurity risk management processes. By prioritizing vulnerability management and continuously evaluating the Company’s internal and external environments for vulnerabilities, the Company aims to implement preventative measures to protect its information assets and technology-based infrastructure from cybersecurity threats. This approach helps to reduce the Company’s exposure to material cybersecurity threat risks.
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
When a cybersecurity incident occurs, the Company establishes a cross-functional incident response team to respond to the specific cybersecurity incident. The incident response team consists of a subset of members from the standing crisis response team, including personnel with the most relevant experience related to the specific incident. This collaborative approach is intended to enable the Company to leverage expertise throughout the business to address cybersecurity events and to evaluate the potential financial, legal, operational and reputational implications of an incident, or series of related incidents. In considering the materiality of an event, related attacks, whether in terms of quantity or impact, are reviewed individually and in the aggregate to determine whether they may have a significant impact on the Company’s financial condition, results of operations or business strategy, either quantitatively or qualitatively.

Cybersecurity Governance
The Board of Directors is responsible for oversight of the Company’s cybersecurity program and the Company’s responses to cybersecurity risk. The Board of Directors has delegated to its SETO Committee responsibility for the oversight and review of technology policy, strategy and governance, and cybersecurity issues that could impact the Company’s operational performance or risk profile. The SETO Committee meets at least quarterly and receives reports related to cybersecurity threats, trends and risks, and related mitigation activities. In addition, the SETO Committee and the Board of Directors receive reports of periodic external assessments and internal testing of the effectiveness of the Company’s cybersecurity program. The SETO Committee coordinates with the Audit, Finance and Risk Committee, as appropriate, on matters related to cybersecurity risk. The Audit, Finance and Risk Committee is responsible for, among other things, overseeing the adequacy and effectiveness of the Company’s system of internal controls and the Company’s risk assessment and management strategy, including with respect to cybersecurity risks.
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
The properties of the Company’s Regulated Businesses consist mainly of approximately:
•80 surface water treatment plants;
•520 groundwater treatment plants;
•190 wastewater treatment plants;
•54,500 miles of transmission, distribution and collection mains and pipes;
•1,200 groundwater wells;
•1,800 water and wastewater pumping stations;
•1,100 treated water storage facilities; and
•75 dams.
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
ITEM 3.    LEGAL PROCEEDINGS
Set forth below is information related to the Company’s material pending legal proceedings as of February 19, 2025, other than ordinary routine litigation incidental to the business, required to be disclosed in this Annual Report on Form 10-K. The information below should be read together with Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.

Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
Under the 2009 Order, Cal Am is required to decrease significantly its yearly diversions of water from the Carmel River according to a set reduction schedule. See Item 1—Business—Regulated Businesses—Water Supply and Wastewater Services and Item 1A—Risk Factors. The 2009 Order responded to claims that Cal Am had not sufficiently implemented actions to terminate its unpermitted diversions of water from the Carmel River as required by the 1995 Order issued by the SWRCB. In July 2016, at the request of Cal Am and several Monterey County government agencies, the SWRCB issued the 2016 Order approving a deadline of December 31, 2021, for Cal Am’s compliance with the 2009 Order.
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
Following issuance by the California Coastal Commission (the “Coastal Commission”) in November 2022, of a coastal development permit, as described below, Cal Am continues to work constructively with all appropriate agencies to obtain the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2024, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2025, and future years may be impacted by a number of factors, including without limitation potential recurrence of drought conditions in California and the reduction or exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order in the future may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
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
In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a CPCN and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $281 million in aggregate costs as of December 31, 2024, related to the Water Supply Project, which includes $88 million in AFUDC.

In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project, which is not expected to produce additional water until late 2025 at the earliest. The amended and restated water purchase agreement for the GWR Project expansion is subject to review and approval of the CPUC, and in November 2021, Cal Am filed an application with the CPUC that sought review and approval of the amended and restated water purchase agreement. Cal Am also requested rate base treatment of the additional capital investment for certain Cal Am facilities required to maximize the water supply from the expansion to the GWR Project and a related Aquifer Storage and Recovery Project, totaling approximately $81 million. This requested amount was in addition to, and consistent in regulatory treatment with, the prior $50 million of cost recovery for facilities associated with the original water purchase agreement, which was approved by the CPUC in its unanimous 2016 final decision.
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
On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022 final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing but adopting its proposed AFUDC for already incurred and future costs. The decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding. Further evidentiary hearings in this proceeding were held in March 2024. This matter remains pending.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $112 million in aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its 2016 and December 2022 final decisions, as amended by its March 30, 2023, rehearing decision. See Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion.
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

In December 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency (“GSA”), and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of slant wells for the Water Supply Project. Cal Am is named as a real party in interest. On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s causes of action in its petition. A trial commenced on December 9, 2024, and further proceedings continued in January 2025. This matter remains pending.
Subject to the impact or resolution of this litigation, construction of the desalination plant is expected to begin in 2025 and the desalination plant is estimated to be in-service by the end of 2027.
Proposed Zoning Changes at CEMEX, Inc. Site for Slant Wells
In August 2018, the City circulated a public review draft of proposed amendments to its local coastal program and zoning ordinance, and placed the matter for consideration on the Planning Commission’s agenda for its September 2018 meeting. The proposed amendments would change zoning at a site owned by CEMEX, Inc. (“CEMEX”) to open space and restrict future uses, including with respect to Cal Am’s planned use of the site for the slant wells for the Water Supply Project. Any change to the City’s local coastal program must ultimately be approved by the Coastal Commission. Cal Am, CEMEX and the Coastal Commission each submitted letters opposing the proposed amendments. At its November 2018 meeting, the Planning Commission adopted a resolution recommending that the Marina City Council consider approving the amendments.
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
Test Slant Well Permitting
A preliminary step to building the Water Supply Project desalination plant is the construction and operation of a test slant well to confirm the suitability of the property on which intake wells will be located to draw water from under Monterey Bay. In November 2014, the Coastal Commission approved coastal development permits for the test slant well, enabling Cal Am to construct and operate the test slant well. Effective February 28, 2018, test slant well pumping ceased, except for minimal maintenance pumping activities, in accordance with Cal Am’s coastal development permits. Because Cal Am may use the test slant well as one of the slant wells for the Water Supply Project, Cal Am sought and obtained from the Coastal Commission permit amendments to allow the test slant well to remain in place and be maintained until February 28, 2026. A required lease obtained from the California State Lands Commission, as amended, expires on December 16, 2027.
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
In May 2020, the City filed a lawsuit in Monterey County Superior Court, naming Cal Am and CEMEX as defendants, and Monterey County Water Resources Agency (“MCWRA”) and MCWD as real parties in interest. The lawsuit, as amended, alleges a claim for breach of contract against CEMEX and seeks declaratory relief to void the permanent easement and prohibiting extraction of water by Cal Am’s slant wells at the CEMEX site in excess of 500 acre-feet per year and the export of such water outside the groundwater basin. In November 2020, Cal Am, CEMEX and MCWRA filed demurrers, which were overruled by the court at a hearing held in February 2021.

In August 2020, MCWD filed a cross-complaint in the May 2020 lawsuit against Cal Am, CEMEX and MCWRA, alleging claims for specific performance of certain provisions of the 1996 annexation agreement related to the property owned by CEMEX on which intake wells for the Water Supply Project will be located, as well as claims of water rights, nuisance and unreasonable water use, and seeking additional declaratory relief. Following various rulings on demurrers filed by Cal Am, CEMEX and MCWRA, in February 2021, the court sustained, without leave to amend, the demurrer to MCWD’s nuisance claim and overruled the remainder of the demurrers. In October 2021, the court granted a motion filed by Cal Am related to MCWD’s cross-complaint, which motion requested a referral of certain issues related to MCWD’s water rights and unreasonable use claims to the SWRCB for its expert advisory opinion. The SWRCB held hearings in 2022 and 2023, on the referred issues before its administrative hearing officer. On September 19, 2024, the SWRCB administrative hearing officer sent a letter to the court advising that the full draft report of the SWRCB advisory opinion addressing the questions referred by the court would not be received until at least November 1, 2024. On November 22, 2024, the administrative hearing officer sent a second letter to the court advising that the draft report would be considered for approval at a public meeting of the SWRCB to be held in the first quarter of 2025. On December 31, 2024, an initial draft report was circulated by the SWRCB to the parties for review and comment.
Regional Water Quality Control Board Approval of NPDES Permit Amendment
A requirement of the desalination plant that is a key component of the Water Supply Project is the discharge of brine through Monterey One Water’s outfall. As a condition to Cal Am’s coastal development permit, an amendment of a NPDES permit must be obtained by Monterey One Water as the outfall owner from the Regional Water Quality Control Board (the “RWQCB”). The RWQCB must also determine that the proposed brine discharge complies with the desalination facility requirements under the California Ocean Plan. Working in cooperation with Monterey One Water staff and consultants, Cal Am prepared an application for submission to the RWQCB, which application and submission were approved by Monterey One Water's Board on September 30, 2024.
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

After a hearing, in August 2021, the court denied the claims brought by the City and granted Monterey County’s cross-claims, finding that the City’s GSA notice was untimely, the Monterey County GSA was the exclusive GSA for the CEMEX site, and the SVBGSA’s GSP was properly adopted for the entire 180/400 Subbasin, including the CEMEX site. In November 2021, the City appealed this decision, and in December 2021, Monterey County appealed the court’s decision as to the finding that the City’s action creating a GSA was not void. The related validation and reverse validation actions remain stayed during the pendency of the appeal. On November 13, 2023, the California Court of Appeal affirmed the trial court's decision. On December 22, 2023, the City filed a petition for review with the California Supreme Court, which was denied on February 24, 2024. On October 31, 2024, the parties entered into an agreement settling the stayed validation complaints and all claims for attorneys’ fees and costs. The validation complaints were subsequently dismissed.
Cal Am’s Action for Damages Following Termination of Regional Desalination Project (“RDP”)
In 2010, the CPUC had approved the RDP, which was a precursor to the current Water Supply Project and called for the construction of a desalination facility in the City of Marina. The RDP was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among MCWD, Cal Am and MCWRA. In 2011, due to a conflict of interest concerning a former member of MCWRA’s Board of Directors, MCWRA stated that the Agreements were void, and, as a result, Cal Am terminated the Agreements. In ensuing litigation filed by Cal Am in 2012 to resolve the termination of the RDP, the court in 2015 entered a final judgment agreeing with Cal Am’s position that four of the five Agreements are void, and one, the credit line agreement, is not void. As a result of this litigation, Cal Am was permitted to institute further proceedings, discussed below, to determine the amount of damages that may be awarded to Cal Am as a result of the failure of the RDP.
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
In July 2020, Cal Am appealed the grant of summary judgment on MCWD’s tort claims, and in December 2022, the trial court’s decision was reversed on appeal with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. On June 27, 2024, MCWD filed a motion for judgment on the pleadings. Following a hearing, on December 5, 2024, the court granted MCWD’s motion without leave to amend, dismissing all of Cal Am’s remaining claims. Final judgment was entered on January 7, 2025. Cal Am intends to file a notice of appeal of the trial court’s decision.
Proposed Acquisition of Monterey System Assets — Potential Condemnation
Local Agency Formation Commission Litigation
In November 2018, voters in Monterey, California passed “Measure J,” which decided that the MPWMD should conduct a feasibility study concerning the potential purchase of Cal Am’s Monterey system assets, and, if feasible, to proceed with a purchase of those assets without an additional public vote. This service territory represents approximately 40,000 customers. In 2019, the MPWMD issued a preliminary valuation and cost of service analysis report, finding in part that (i) an estimate of the Monterey system assets’ total value plus adjustments would be approximately $513 million, (ii) the cost of service modeling results indicate significant annual reductions in revenue requirements and projected monthly water bills, and (iii) the acquisition of the Monterey system assets by the MPWMD would be economically feasible. In 2020, the MPWMD certified a final environmental impact report, analyzing the environmental impacts of the MPWMD’s project to (i) acquire the Monterey system assets through the power of eminent domain, if necessary, and (ii) expand its geographic boundaries to include all parts of this system.
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

On December 11, 2023, the Monterey County Superior Court issued a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey system assets) and, if requested, to re-hear the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. As a result, the LAFCO denial has been nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. On February 8, 2024, and February 9, 2024, respectively, each of Cal Am and LAFCO filed a notice of appeal with the California Court of Appeal regarding the Monterey County Superior Court’s decision to issue the writ of mandate. The MPWMD filed a notice of cross-appeal on February 15, 2024. Cal Am is evaluating potential additional actions to seek to uphold LAFCO’s denial of the MPWMD’s application, including filing other challenges and/or making suitable presentations at a subsequent LAFCO rehearing.
MPWMD Condemnation Action
Separate from the proceedings related to the MPWMD’s application with LAFCO, by letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requested access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets.
On December 15, 2023, the MPWMD filed a lawsuit against Cal Am in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s eminent domain lawsuit seeking to condemn Cal Am’s Monterey system assets. Cal Am’s motion asserted that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. Hearings on the motion were held on May 3, 2024, and August 23, 2024. On November 14, 2024, the court issued a final ruling denying Cal Am’s motion to dismiss. Cal Am filed its answer to the complaint on December 13, 2024. This matter remains pending.
While the Company cannot currently predict the outcome of this lawsuit, the Company believes that, given existing legal authorities and its other defenses, Cal Am should be able to defend itself successfully against the MPWMD’s eminent domain lawsuit.
Dunbar, West Virginia Class Action Litigation
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. Trial in this matter had been scheduled for January 2025.
On January 17, 2025, before trial commenced, the parties notified the Circuit Court that an agreement in principle to settle this litigation was reached among the parties. Under the terms of the agreement in principle and any subsequent proposed settlement agreement, WVAWC has not admitted, and will not admit, any fault or liability for any of the allegations made by the Jeffries plaintiffs. The proposed maximum pre-tax amount of the settlement is approximately $18 million, of which the Company currently estimates that approximately $5 million would be contributed by the Company and WVAWC, and the remainder would be contributed by certain of the Company’s general liability insurance carriers. The actual total amount to be paid to claimants through this settlement will depend upon the claims submitted and approved through a claims process to be negotiated by the parties and approved by the Circuit Court. The parties will next negotiate and enter into a proposed settlement agreement based on the terms of the agreement in principle, and the proposed settlement agreement will be subject to preliminary and final approvals by the Circuit Court.
The final amount of the Company’s and WVAWC’s contributions to the settlement remains subject to uncertainty; however, the Company does not currently anticipate that Company’s maximum liability for the settlement will materially exceed $5 million. As a result, the Company has recorded a charge to earnings, net of insurance receivables, of $5.0 million ($3.9 million after-tax) in the fourth quarter of 2024. The Company intends to fund its and WVAWC’s contributions to the settlement through existing sources of liquidity, although no contribution by the Company or WVAWC will be required unless and until a proposed settlement agreement has been entered into and finally approved by the Circuit Court.
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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and Service Company (collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. In January 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. In February 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. In September 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. In October 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On June 14, 2024, the court issued its written order denying the Tennessee Plaintiffs’ amended class and incorporating its denial of certification of the original residential class. On June 21, 2024, the Tennessee Plaintiffs appealed both of the court’s orders denying class certification. This appeal remains pending.
The Company and TAWC believe that TAWC has valid, meritorious defenses to the claims raised in this class action complaint, and TAWC will continue to vigorously defend itself against these allegations.
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
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. On March 6, 2024, the motion to transfer this complaint to the West Virginia Business Court was granted and trial and resolution judges were assigned. Mountaineer Gas voluntarily dismissed its implied indemnity count against WVAWC, rendering moot WVAWC’s partial motion to dismiss, and on May 31, 2024, WVAWC answered the complaint. The Business Court has set a trial date of October 7, 2025, for this matter.
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

On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 in damages per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. In light of the diminishing number of new claims that had been filed, the claims process was concluded on March 8, 2024. As of December 31, 2024, a total of 594 Mountaineer Gas customers completed this claims process and each of those customers has been paid by WVAWC an average of approximately $1,500. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
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
The Company and WVAWC believe that the causes of action and other claims asserted against WVAWC in the class action complaints and the lawsuit filed by Mountaineer Gas are without merit and that WVAWC has valid, meritorious defenses to such claims. WVAWC continues to defend itself vigorously in these litigation proceedings. Given the current stage of these proceedings and the general investigation, the Company and WVAWC are currently unable to predict the outcome of any of the proceedings described above.
PFAS Multi-District Litigation
Several of the Company’s utility subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit, which commenced on December 7, 2018, in U.S. District Court for the District of South Carolina, against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL proceeding have received final approval by the MDL court. In the third quarter of 2024, the Company timely submitted to the MDL court its Phase One claims forms under settlement agreements with defendants 3M Company, The Chemours Company, Corteva, Inc. and DuPont de Nemours, Inc.
On November 22, 2024, the MDL court granted final approval to settlements with defendants Tyco Fire Products LP and BASF Corporation. The Company’s utility subsidiaries have determined to remain parties to these class action settlements, and the Company has begun the process of perfecting its claims under each settlement within the time periods provided by the MDL court.
Cybersecurity Incident Class Action Lawsuits
Following the Company’s previously reported October 3, 2024, cybersecurity incident, nine putative class action lawsuits against parent company have been filed in the U.S. District Court for the District of New Jersey. All of the putative plaintiffs seek to certify a nationwide class and several of the plaintiffs seek to certify a state-specific subclass. The complaints allege primarily negligence, breach of implied contract, and claims of violations of federal and/or state consumer protection and data privacy law and seek damages and injunctive relief. On February 14, 2025, the court granted a motion to consolidate the nine current pending class actions. This consolidated matter remains pending. The Company believes that the causes of action and other claims asserted in the class action complaints are without merit and that the Company has valid, meritorious defenses to such claims, and the Company is defending itself vigorously.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since April 23, 2008, the Company’s common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “AWK.” As of February 10, 2025, there were 194,947,313 shares of common stock outstanding held by approximately 1,922 record holders. Holders of the Company’s common stock are entitled to receive dividends when they are declared by its Board of Directors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding the Company’s dividends.
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
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through December 31, 2024, the Company repurchased an aggregate of 4,860,000 shares of its common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program. There were no repurchases of common stock in 2024.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Form 10-K. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” Item 1A—Risk Factors and elsewhere in this Form 10-K. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings. For a discussion and analysis of the Company’s financial statements for fiscal 2023 compared to fiscal 2022, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 14, 2024.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company employs approximately 6,700 professionals who provide drinking water, wastewater and other related services to over 14 million people in 24 states. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company’s utilities operate in 14 states in the United States, with 3.5 million active customers with services provided by its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by PUCs. The Company also operates other businesses not subject to economic regulation by state PUCs that provide water and wastewater services to the U.S. government on military installations, as well as municipalities, collectively presented throughout this Form 10-K within “Other.” See Item 1—Business for additional information.
Selected Financial Data
This selected financial data below should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes in this Annual Report on Form 10-K as well as the remainder of this Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	For the Years Ended December 31,
(In millions, except per share data)	2024	2023	2022	2021	2020
Statement of Operations data:
Operating revenues	$4,684	$4,234	$3,792	$3,930	$3,777
Net income attributable to common shareholders	1,051	944	820	1,263	709
Net income attributable to common shareholders per basic common share	5.39	4.90	4.51	6.96	3.91
Net income attributable to common shareholders per diluted common share	5.39	4.90	4.51	6.95	3.91
Balance Sheet data:
Total assets	$32,830	$30,298	$27,787	$26,075	$24,766
Long-term debt and redeemable preferred stock at redemption value	12,521	11,718	10,929	10,344	9,333
Other data:
Cash dividends declared per common share	$3.06	$2.83	$2.62	$2.41	$2.20
Net cash provided by operating activities	2,045	1,874	1,108	1,441	1,426
Net cash used in investing activities	(3,379)	(2,815)	(2,127)	(1,536)	(2,061)
Net cash provided by (used in) financing activities	1,110	1,188	1,000	(345)	1,120
Capital expenditures included in net cash used in investing activities	(2,856)	(2,575)	(2,297)	(1,764)	(1,822)

Financial Results
For the years ended December 31, 2024, 2023 and 2022, diluted earnings per share (GAAP) were $5.39, $4.90 and $4.51, respectively. Increased results were driven primarily by the implementation of new rates in the Regulated Businesses from capital and acquisition investments. Results also reflect increased production and employee-related costs, increased depreciation and higher financing costs used to fund the current capital investment plan. Results for 2024 and 2023 reflect the net favorable impact of warmer, drier weather compared to normal, estimated at $0.12 per share, and $0.13 per share, respectively. Results for 2024 include incremental interest income of $0.09 per share, resulting from the early 2024 amendment to the secured seller note from the sale of the former HOS business.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. In 2024, the Company invested $3.3 billion, in the Regulated Businesses, as discussed below:
•$2.8 billion capital investment in the Regulated Businesses, for infrastructure improvements and replacements; and
•$417 million to fund acquisitions in the Regulated Businesses, which added approximately 69,500 customers during 2024. This includes the acquisitions by the Company’s Pennsylvania subsidiary of the wastewater collection and treatment system assets from the Butler Area Sewer Authority on October 29, 2024, for a cash purchase price of $230 million, which added approximately 15,000 customer connections, and by the Company’s Illinois subsidiary of a wastewater treatment plant and related assets from Granite City on March 11, 2024, for a cash purchase price of $86 million, which added approximately 26,000 wastewater customers, including 15,500 customers indirectly in surrounding communities.
•Approximately 19,400 new customers were added through organic growth in existing systems.
The Company expects to invest between $17 billion to $18 billion over the next five years, and between $40 billion to $42 billion over the next 10 years, including $3.3 billion in 2025. The Company’s expected future investments include:
•capital investment for infrastructure improvements and replacements in the Regulated Businesses of between $15.5 billion to $16 billion over the next five years, and between $36 billion to $37 billion over the next 10 years; and
•growth from acquisitions in the Regulated Businesses to expand the Company’s water and wastewater customer base of between $1.5 billion to $2 billion over the next five years, and between $4 billion to $5 billion over the next 10 years.
The Company estimates the expected capital investment for infrastructure improvements in its Regulated Businesses over the next ten years will be allocated to the following purposes: infrastructure renewal 68%; resiliency 10%; water quality, including capital expenditures related to PFAS 8%; operational efficiency, technology and innovation 6%; system expansion 5%; other 3%.
As of December 31, 2024, the Company had entered into 17 agreements with a total aggregate purchase price of $105 million for pending acquisitions in the Regulated Businesses to add approximately 24,200 additional customers.
In December 2020, the Company’s Pennsylvania subsidiary entered into an agreement (an acquisition intended to comply with Act 12 (discussed below)) to acquire the wastewater collection system assets of Brentwood Borough (“Brentwood”) for a purchase price of approximately $19 million. On February 22, 2024, the Pennsylvania Public Utility Commission (the “PaPUC”) denied the Pennsylvania subsidiary’s application to acquire Brentwood. On April 3, 2024, the Pennsylvania subsidiary filed an appeal of the decision with the Pennsylvania Commonwealth Court, asserting, among other things, the PaPUC did not apply the correct legal standard in its decision. The Company cannot currently predict the outcome of this appeal, and the matter remains pending.
On July 2, 2024, the PaPUC issued the Final Supplemental Implementation Order (“FSIO”), which makes certain changes to the process by which the PaPUC considers and decides applications to acquire water and wastewater assets under Pennsylvania’s existing utility valuation law, known as Act 12 of 2016 (“Act 12”). The FSIO includes, among other things, a reasonableness review ratio that would be applied to help guide the determination on the overall prudency of the transaction and reasonableness of the purchase price. The provisions of the FSIO are not retroactive and apply to acquisition applications filed after July 2, 2024. The Company cannot currently predict the impact of the FSIO, but the Company intends to continue to support outcomes that allow for consolidation and investment in water and wastewater infrastructure in Pennsylvania and in its other regulated jurisdictions.

Other Matters
Environmental, Health and Safety, and Water Quality Regulation
On April 10, 2024, the EPA announced a final NPDWR for six PFAS including PFOA, PFOS, PFNA, HFPO-DA, PFHxS, and PFBS. The NPDWR for PFAS establishes MCLs, for PFAS in drinking water. Utilities will be required to complete their initial monitoring for PFAS by 2027, followed by ongoing compliance monitoring. Utilities will be required to comply with the new MCLs by April 2029, implementing solutions to reduce PFAS levels where needed. Beginning in April 2029, utilities that exceed any of the PFAS MCLs will be required to provide notification to the public of the violation.
The Company estimates an investment of approximately $1 billion of capital expenditures to install additional treatment facilities in order to comply with the new regulations by April 2029. Additionally, the Company estimates that it will incur annual operating expenses of up to approximately $50 million related to testing and treatment, with the majority of the operating expenses beginning near the April 2029 compliance deadline. The actual level of capital investment and expenses may differ from these estimates and will be dependent upon market dynamics upon implementation of solutions to comply with the NPDWR for PFAS.
The Company has entered into a nine-year exclusive contract with a third-party vendor to supply granular activated carbon, equipment and reactivation services to more than 50 of the Company’s treatment sites across 10 states through 2033. The equipment and services provided through the contract will aid the Company in treating drinking water to assist in complying with the NPDWR for PFAS.
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
On April 19, 2024, the EPA issued a final rule to designate PFOA and PFOS as hazardous substances under CERCLA. The Company, along with a coalition of other water and wastewater organizations, is actively advocating for and supporting bipartisan legislation that would provide PFAS liability protections under CERCLA for water and wastewater systems, as passive receivers of PFAS, and to hold polluters, and not the public or customers, accountable for PFAS-related liability.
On October 30, 2024, the EPA published the LCRI with a “Compliance Date” of November 1, 2027. The LCRI focus includes requirements related to (i) replacing all lead and certain galvanized service lines under a utilities control by October 30, 2037, 10 years from the Compliance Date; (ii) identifying the materials of all service lines of unknown material; (iii) improving tap sampling; (iv) lowering the lead action level; and (v) strengthening protections to reduce exposure. The LCRI also deferred the compliance date of certain requirements of the LCRR to allow for compliance with both new rules. The Company is in the process of developing an estimate of capital expenditures and operating costs needed to meet the specific requirements of the LCRI. Capital expenditures and operating costs associated with compliance with federal water quality regulations have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates.
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
Cybersecurity Incident
On October 3, 2024, the Company identified unauthorized activity within its information technology computer networks and systems, which was determined to be the result of a cybersecurity incident. Upon identification of this activity, the Company immediately activated its incident response protocols and third-party cybersecurity experts to assist with containment and mitigation activities and to investigate the nature and scope of the incident. The Company also promptly notified law enforcement and has coordinated fully with them. As part of the incident response, and in order to protect its systems and data, the Company disconnected and deactivated certain of its systems, which have since been reconnected and reactivated upon verification that those systems were secure.

All necessary containment, mitigation and restoration activities related to this incident have been completed. None of the Company’s water or wastewater facilities were impacted by this incident, and the incident did not have a material effect on the Company or its financial condition or results of operations. In addition, a number of putative class action lawsuits have been filed in connection with this cybersecurity incident, primarily alleging claims related to federal and/or state consumer protection and data privacy laws, and while the Company believes the claims are without merit and is vigorously defending itself against these claims, it cannot currently predict the outcome or impact of these lawsuits. See Item 3—Legal Proceedings—Cybersecurity Incident Class Action Lawsuits for more information.
Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2024. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
Kentucky	(a)	$17
New Jersey	September 15, 2024	80
Pennsylvania	August 7, 2024	99
Indiana, Step Increases	(b)	48
West Virginia	February 25, 2024	18
California	January 1, 2024	21
Total general rate case authorizations		$283
(a)In 2024, $6 million was effective November 6 and $11 million was effective May 3.
(b)In 2024, $23 million was effective May 10 and $25 million was effective February 21.
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective on or after January 1, 2025. The amounts include reductions for the amortization of EADIT that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
Tennessee	January 21, 2025	$1
Illinois	January 1, 2025	105
Total general rate case authorizations		$106
On January 21, 2025, the Tennessee Public Utility Commission (the “TPUC”) approved a motion authorizing an adjustment of water base rates requested in a rate case filed on May 1, 2024, by the Company’s Tennessee subsidiary. The TPUC approved an increase of $1 million in annualized revenues, excluding previously recovered infrastructure surcharges of $18 million, based on an authorized return on equity of 9.70%, authorized rate base of approximately $300 million, a common equity ratio of 44.19% and a debt ratio of 55.81%. This adjustment took effect on January 21, 2025, and is driven primarily by approximately $173 million in capital investments made and to be made by the Tennessee subsidiary through December 2025.
On December 5, 2024, the Illinois Commerce Commission issued a final order approving the adjustment of base rates requested in a rate case originally filed on January 25, 2024, by the Company’s Illinois subsidiary. The general rate case order approved an increase of $105 million in annualized water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $5 million, based on an authorized return on equity of 9.84%, authorized rate base of $2.2 billion, and a capital structure with an equity component of 49.00% and a debt component of 51.00%. The general rate case order denied the second step increase of $16 million. The increase was effective January 1, 2025, and is driven primarily by approximately $557 million in capital investments made and to be made by the Illinois subsidiary from January 2024 through December 2025.

On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. New rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism.
On May 3, 2024, the Kentucky Public Service Commission (the “KPSC”) issued an order approving the adjustment of base rates requested in a rate case filed on June 30, 2023, by the Company’s Kentucky subsidiary. The general rate case order approved an $11 million annualized increase in water revenues, excluding infrastructure surcharge revenues of $10 million, which continue to be recovered in the Kentucky subsidiary’s approved infrastructure mechanism. The annualized increase is based upon an authorized return on equity of 9.70%, authorized rate base of $489 million, which reflects capital investments through January 31, 2025, and a capital structure with a common equity ratio of 52.22%. Interim rates in this proceeding were effective on February 6, 2024, and the order required that the difference between interim and final approved rates be subject to refund no later than August 26, 2024. On May 16, 2024, the Kentucky subsidiary filed with the KPSC a petition for rehearing of the KPSC’s order, seeking clarification and/or correction of certain computational inconsistencies that the Kentucky subsidiary believes are reflected in the KPSC’s order with respect to the authorized amount of annualized revenues to be received by the Kentucky subsidiary. On November 6, 2024, the KPSC approved a final order (the “Final Order”) providing for a $17 million annualized increase in water revenues, an increase of approximately $6 million from May 3, 2024. New rates provided in the Final Order were effective November 6, 2024.
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
On July 22, 2024, the PaPUC released an order approving the adjustment of base rates requested in a general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023. The PaPUC approved a $99 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $20 million, based on (i) an authorized return on equity of 9.45%, (ii) an authorized rate base of $5.8 billion, which reflects, as requested and included in the general rate case, approximately $1.0 billion in capital investments to be made through mid-2025, (iii) a common equity ratio of 55.30%, and (iv) a long-term debt ratio of 44.70%. Certain acquisitions, including the acquisition of the wastewater collection and treatment system of the Butler Area Sewer Authority, were excluded from authorized base rates. The new rates were effective on August 7, 2024, except that new wastewater rates for two recently acquired systems, including the City of York, will take effect during the first half of 2025 in accordance with the terms of the relevant acquisition agreements. As part of its approval of this rate adjustment, the PaPUC initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case. The PaPUC is expected to conclude the investigation in the second quarter of 2025.
On February 23, 2024, the WVPSC issued an order approving the adjustment of base rates requested in a rate case filed on May 1, 2023, by the Company’s West Virginia subsidiary. The general rate case order approved an $18 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $7 million, based on an authorized return on equity of 9.80%, authorized rate base of $886 million, which reflects capital investments through February 2024, a common equity ratio of 50.12% and a long-term debt ratio of 49.88%. The increased water and wastewater revenues related to the base rate adjustment are being driven primarily by (i) $220 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.

On February 14, 2024, the Indiana Utility Regulatory Commission (the “IURC”) issued an order approving the adjustment of base rates requested in a rate case filed on March 31, 2023, by the Company’s Indiana subsidiary. The general rate case order approved a $66 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges, based on an authorized return on equity of 9.65%, authorized rate base of $1.8 billion, a common equity ratio of 56.15% and a debt ratio of 43.85%. For purposes of determining rates, the adjustment is based on an equity component of 48.19% due to the regulatory practice in Indiana of including certain zero-cost items or tax credit balances in the capital structure calculation. The annualized revenue increase will include three step increases, with $25 million of the increase to be included in rates in February 2024, $23 million in May 2024, and $18 million in May 2025. The increases are being driven primarily by (i) over $875 million of water and wastewater system capital investments since the completion of the Indiana subsidiary’s last rate case and through April 30, 2025, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
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
On December 15, 2023, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2025. On February 2, 2024, the CPUC granted the request for a one-year extension of the cost of capital filing to May 1, 2025, to set its authorized cost of capital beginning January 1, 2026. On December 18, 2024, the California subsidiary submitted a request to further delay by one year its cost of capital filing and maintain the authorized cost of capital through 2026. On January 14, 2025, the CPUC granted the request for a one-year extension of the cost of capital filing to May 1, 2026, to set its authorized cost of capital beginning January 1, 2027.

On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 45.67% and a debt and other component of 54.33%. The requested increase is driven by approximately $110 million in capital investments between May 2023 and April 2025. The request also proposed a revenue decoupling mechanism and seeks deferral of certain production cost adjustments. Interim rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. On September 20, 2024, the Virginia subsidiary filed with the Virginia State Corporation Commission (the “SCC”) a “black box” stipulation of settlement on key financial terms which agreed to a $15 million annualized increase in the Virginia subsidiary’s revenues. The stipulation of settlement also agreed, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), that its return on equity will be 9.70% and its capital structure will consist of an equity component of 45.67% and a debt and other component of 54.33%. The stipulation of settlement remains subject to SCC review and approval.
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
(a)On March 5, 2024, the WVPSC directed the Company’s West Virginia subsidiary to interpret the distribution system improvement charge (“DSIC”) Order as having included within the DSIC the three-year amortization of a prior authorized deferral associated with a large treatment plant project. The inclusion of this deferral increased the net incremental revenue by $0.7 million to a total of $6.6 million effective March 1, 2024.
(b)In 2024, $21 million was effective July 11 and $26 million was effective January 20.
(c)In 2024, $14 million was effective July 1 and $7 million was effective April 1.
Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective on or after January 1, 2025:

(In millions)	Effective Date	Amount
Infrastructure surcharge filings by state:
Missouri	February 7, 2025	$17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge filings		$23

Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would have become effective upon receiving an order in the rate case. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. On July 8, 2024, the California Supreme Court issued a unanimous opinion concluding that the CPUC did not regularly seek to exercise its authority when it prohibited water utilities from proposing to continue their water revenue adjustment mechanisms. Accordingly, the California Supreme Court vacated the portion of the CPUC’s 2020 decision relating to this prohibition against continuation of such water revenue adjustment mechanisms.
Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its 2022 general rate case. On December 5, 2024, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the NJBPU that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. On December 30, 2024, the New Jersey Appellate Division of the New Jersey Superior Court affirmed the NJBPU decision rejecting the acquisition adjustments. There is no financial impact to the Company as a result of the NJBPU’s order and resulting appeal decision, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues	$4,684	$4,234	$3,792
Operating expenses:
Operation and maintenance	1,858	1,720	1,589
Depreciation and amortization	788	704	649
General taxes	320	307	281
Other	—	(1)	—
Total operating expenses, net	2,966	2,730	2,519
Operating income	1,718	1,504	1,273
Other income (expense):
Interest expense	(523)	(460)	(433)
Interest Income	94	73	52
Non-operating benefit costs, net	28	32	77
Gain on sale of businesses	—	—	19
Other, net	42	47	20
Total other income (expense)	(359)	(308)	(265)
Income before income taxes	1,359	1,196	1,008
Provision for income taxes	308	252	188
Net income attributable to common shareholders	$1,051	$944	$820
Segment Results of Operations
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by the chief operating decision maker to make operating decisions, assess performance and allocate resources. The Company operates its business primarily through one reportable segment, the Regulated Businesses segment. Other primarily includes MSG, which does not meet the criteria of a reportable segment in accordance with GAAP. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the secured seller promissory note from the sale of HOS, income from assets not associated with the Regulated Businesses, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. This presentation is consistent with how management assesses the results of these businesses. For a discussion and analysis of the Company’s financial statements for fiscal 2023 compared to fiscal 2022, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 14, 2024.
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues	$4,296	$3,920	$3,505
Operation and maintenance	1,517	1,441	1,345
Depreciation and amortization	772	693	633
General taxes	301	288	264
Other operating (income) expense	—	(1)	—
Other income (expense)	(339)	(269)	(220)
Provision for income taxes	302	259	188
Net income attributable to common shareholders	$1,065	$971	$854

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Water services:
Residential	$2,349	$2,143	$1,941
Commercial	885	798	710
Fire service	164	158	147
Industrial	184	167	153
Public and other	301	284	267
Total water services	3,883	3,550	3,218
Wastewater services:
Residential	245	228	174
Commercial	70	62	45
Industrial	12	8	4
Public and other	36	29	19
Total wastewater services	363	327	242
Other (a)	50	43	45
Total operating revenues	$4,296	$3,920	$3,505
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Years Ended December 31,
(Gallons in millions)	2024	2023	2022
Billed water services volumes:
Residential	163,583	160,921	162,105
Commercial	80,385	78,404	77,627
Industrial	37,217	36,404	37,265
Fire service, public and other	54,700	54,236	51,966
Total billed water services volumes	335,885	329,965	328,963
In 2024, as compared to 2023, operating revenues increased $376 million, primarily due to: (i) a $288 million increase from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states; (ii) a $41 million increase from water and wastewater acquisitions and organic growth in existing systems; (iii) a $26 million increase from changes in customer demand; and (iv) a $17 million net increase as a result of reduced amortization of EADIT, primarily in the Company’s Missouri subsidiary.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Employee-related costs	$543	$513	$505
Production costs	458	438	387
Operating supplies and services	274	255	242
Maintenance materials and supplies	97	102	96
Customer billing and accounting	72	65	59
Other	73	68	56
Total operation and maintenance expense	$1,517	$1,441	$1,345
Employee-Related Costs

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Salaries and wages	$434	$413	$395
Group insurance	69	60	59
Pensions	7	9	21
Other benefits	33	31	30
Total employee-related costs	$543	$513	$505
In 2024, as compared to 2023, employee-related costs increased $30 million primarily due to an increase in salaries and wages due to merit increases, which was partially offset by higher capitalized labor and overhead rates.
Production Costs

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Purchased water	$180	$161	$154
Fuel and power	112	108	104
Chemicals	107	105	78
Waste disposal	59	64	51
Total production costs	$458	$438	$387
In 2024, as compared to 2023, production costs increased $20 million primarily from higher purchased water cost and usage.
Operating Supplies and Services
In 2024, as compared to 2023, operating supplies and services increased $19 million primarily due to higher contracted services and software licensing costs as well as an increase in various other operating expenses.
Depreciation and Amortization
In 2024, as compared to 2023, depreciation and amortization increased $79 million primarily due to additional utility plant placed in service from capital infrastructure investments and acquisitions.
General Taxes
In 2024, as compared to 2023, general taxes increased $13 million primarily due to incremental property taxes and New Jersey Gross Receipts Tax.

Other Income (Expense)
In 2024, as compared to 2023, other expenses increased $70 million primarily due to higher interest expense from the issuance of incremental long-term debt and a decrease in AFUDC in 2024.
Provision for Income Taxes
In 2024, as compared to 2023, the Regulated Businesses’ provision for income taxes increased $43 million. The Regulated Businesses’ effective income tax rate was 22.1% and 21.1% for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to the decrease in the amortization of EADIT, pursuant to regulatory orders. The amortization of EADIT is generally offset with reductions in revenue.
Other
Presented in the table below is information for Other:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating revenues	$388	$314	$287
Operation and maintenance	341	279	244
Depreciation and amortization	16	11	16
General taxes	19	19	17
Interest expense	(107)	(96)	(119)
Interest income	77	45	50
Gain on sale of businesses	—	—	19
Other income	10	12	6
Provision for (benefit from) income taxes	6	(7)	—
Net loss attributable to common shareholders	$(14)	$(27)	$(34)
Operating Revenues
In 2024, as compared to 2023, operating revenues increased $74 million from an increase in capital projects in MSG, primarily at Naval Station Mayport, and an increase in capital projects in CSG.
Operation and Maintenance
Presented in the table below is information regarding the main components of Other’s operating and maintenance expense:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Operating supplies and services	$195	$150	$120
Maintenance materials and supplies	27	29	35
Employee-related costs	101	85	73
Production costs	10	9	10
Other	8	6	6
Total operation and maintenance expense	$341	$279	$244
Operating Supplies and Services
In 2024, as compared to 2023, operating supplies and services increased $45 million primarily due to costs associated with the increased capital projects in MSG.
Employee-Related Costs
In 2024, as compared to 2023, employee-related costs increased $16 million primarily due to an increase in salaries and wages.

Interest Income
In 2024, as compared to 2023, interest income increased $32 million primarily due to the increased interest rate and higher principal balance from the February 2024 amendment of the secured seller promissory note from the sale of HOS. See Note 5—Acquisitions and Divestitures—Sale of Homeowner Services Group, in the Notes to Consolidated Financial Statements for additional information.
Tax Matters
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% CAMT provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024 and expects to owe CAMT in excess of the regular tax liability. On September 12, 2024, the Internal Revenue Service (the “IRS”) and the U.S. Treasury issued Notice 2024-66, allowing corporate taxpayers to exclude amounts attributable to the CAMT liability, without penalty, from estimated tax payments with respect to a taxable year that begins during 2024. The Company will include the CAMT liability in its 2024 extension payment due April 15, 2025. The Company will continue to assess the impacts of the IRA as the U.S. Treasury and the IRS provide further guidance.
Legislative Updates
During 2024 and 2025, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of February 19, 2025:
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
•West Virginia passed House Bill 5617, which adopts standards and authorizes the WVPSC to promulgate rules, and also allows for rate recovery, on maintenance, flushing, flow testing and marking of fire hydrants owned by water utilities. Legislation was signed by the Governor and became effective on June 4, 2024.
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
•California passed Senate Bill 219, which amends the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, to allow the California Air Resources Board until July 1, 2025, to issue implementing regulations, including reporting requirements for Scope 3 emissions. Legislation was signed by the Governor on September 27, 2024, and became effective January 1, 2025.

Liquidity and Capital Resources
The Company uses its capital resources, including cash, primarily to (i) fund operating and capital requirements, (ii) pay interest and meet debt maturities, (iii) pay dividends, (iv) fund acquisitions, (v) fund pension and postretirement benefit obligations, and (vi) to pay federal income taxes. The Company invests a significant amount of cash on regulated capital projects where it expects to earn a long-term return on investment. Additionally, the Company operates in rate regulated environments in which the amount of new investment recovery may be limited, and where such recovery generally takes place over an extended period of time, and certain capital recovery is also subject to regulatory lag. See Item 1—Business—Regulated Businesses—Regulation and Rate Making for additional information. The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity issuances, in addition to the remaining proceeds from the sale of HOS. The remaining proceeds from the sale of HOS include receipt of payments under a secured seller promissory note, plus interest, see Note 5—Acquisitions and Divestitures —Sale of Homeowner Services Group, in the Notes to Consolidated Financial Statements for additional information. If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
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
If these unfavorable business, market, financial and other conditions deteriorate to the extent that the Company is no longer able to access the commercial paper and/or capital markets on reasonable terms, AWCC has access to an unsecured revolving credit facility. The Company’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. AWCC’s revolving credit facility is used principally to support its commercial paper program, to provide additional liquidity support, and to provide a sub-limit for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.60 billion. On October 28, 2024, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, as permitted by the terms of the credit agreement, from October 2028 to October 2029. Subject to satisfying certain conditions, the credit agreement also permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. As of December 31, 2024, AWCC had no outstanding borrowings and $82 million of outstanding letters of credit under its revolving credit facility, with $1.8 billion available to fulfill its short-term liquidity needs and to issue letters of credit.
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
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. The Company’s future cash flows from operating activities will be affected by, among other things: customers’ ability to pay for service in a timely manner, economic utility regulation, inflation, compliance with environmental, health and safety standards, production costs, maintenance costs, customer growth, declining customer usage of water, employee-related costs, including pension funding, weather and seasonality, taxes and overall economic conditions. The Company’s current liabilities may exceed current assets mainly from debt maturities due within one year and the use of short-term debt as a funding source, primarily to meet scheduled maturities of long-term debt, fund acquisitions and construction projects, as well as cash needs, which can fluctuate significantly due to the seasonality of the business and other factors. The Company addresses cash timing differences primarily through its short-term liquidity funding mechanisms.

Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Net income	$1,051	$944	$820
Add (less):
Depreciation and amortization	788	704	649
Deferred income taxes and amortization of investment tax credits	156	208	80
Other non-cash activities (a)	62	(9)	(16)
Changes in assets and liabilities (b)	40	76	(355)
Pension and non-pension postretirement benefit contributions	(52)	(49)	(51)
Gain on sale of businesses	—	—	(19)
Net cash provided by operating activities	$2,045	$1,874	$1,108
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
In 2024, cash flows provided by operating activities increased $171 million, primarily due to an increase in net income and depreciation, partially offset by changes in deferred income taxes.
The Company expects to make pension contributions to the plan trusts of $44 million in 2025. Actual amounts contributed could change materially from this estimate as a result of changes in assumptions and actual investment returns, among other factors.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Capital expenditures	$(2,856)	$(2,575)	$(2,297)
Acquisitions, net of cash acquired	(417)	(81)	(315)
Proceeds from sale of assets, net of cash on hand	—	—	608
Removal costs from property, plant and equipment retirements, net	(152)	(159)	(123)
Purchases of available-for-sale fixed-income securities	(135)	—	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	181	—	—
Net cash used in investing activities	$(3,379)	$(2,815)	$(2,127)
In 2024, cash flows used in investing activities increased $564 million as a result of increased payments for capital expenditures and acquisitions in 2024. The Company continues to invest across all infrastructure categories, mainly replacement and renewal of transmission and distribution and services, meter and fire hydrants infrastructure in the Company’s Regulated Businesses, as discussed below.
The Company’s infrastructure investment plan consists of both infrastructure renewal programs, where the Company replaces mains, services, meters, hydrants and valves, as needed, and major capital investment projects, where the Company constructs new water and wastewater treatment and delivery facilities to meet new customer growth, and meet new or updated environmental and water quality regulations. The Company’s projected capital expenditures and other investments are subject to periodic review and revision to reflect changes in economic conditions and other factors.

Presented in the table below is a summary of the Company’s capital expenditures by category:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Transmission and distribution	$882	$922	$901
Treatment and pumping	305	322	190
Services, meter and fire hydrants	805	652	546
General structure and equipment	425	333	380
Sources of supply	163	88	95
Wastewater	276	258	185
Total capital expenditures	$2,856	$2,575	$2,297
In 2024, the Company’s capital expenditures increased $281 million due to an increase across most infrastructure categories.
The Company also grows its business primarily through acquisitions of water and wastewater systems. These acquisitions are generally located in geographic proximity to the Company’s existing Regulated Businesses and support continued geographical diversification and growth of its operations. Generally, acquisitions are funded initially with short-term debt, and later refinanced with long-term financing. During 2024, the Company paid $417 million to fund acquisitions, including deposits for pending acquisitions. The Company closed on 13 acquisitions of various regulated water and wastewater systems during 2024, which added approximately 69,500 water and wastewater customers.
As previously noted, over the next five years the Company expects to invest between $17 billion to $18 billion, with $15.5 billion to $16 billion for infrastructure improvements in the Regulated Businesses, and the Company expects to invest between $40 billion to $42 billion over the next 10 years. In 2025, the Company expects to invest $3.3 billion, consisting of infrastructure improvements and acquisitions in the Regulated Businesses.
Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Years Ended December 31,
(In millions)	2024	2023	2022
Proceeds from long-term debt	$1,437	$1,264	$822
Repayments of long-term debt	(475)	(282)	(15)
Net proceeds from common stock financing	—	1,688	—
Net short-term borrowings (repayments) with maturities less than three months	700	(996)	591
Debt issuance costs	(14)	(16)	(7)
Dividends paid	(585)	(532)	(467)
Other financing activities, net (a)	47	62	76
Net cash provided by financing activities	$1,110	$1,188	$1,000
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
In 2024, cash flows provided by financing activities decreased $78 million, primarily due to the repayment of long-term debt in the current period and the proceeds from the common stock financing in March 2023. These decreases were partially offset by a higher issuance of long-term debt and an increase in short-term commercial paper borrowings in the current year.

The Company’s financing activities are primarily focused on funding regulated infrastructure expenditures, regulated acquisitions and payment of dividends. These activities included the issuance of long-term and short-term debt, primarily through AWCC and equity issuances from parent company. Based on the needs of the Regulated Businesses and the Company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provide those borrowings to the Regulated Businesses and parent company. The Regulated Businesses and parent company are obligated to pay their portion of the respective principal and interest to AWCC, in the amount necessary to enable AWCC to meet its debt service obligations. Parent company’s borrowings are not a source of capital for the Regulated Businesses, therefore, parent company is not able to recover the interest charges on its debt through regulated water and wastewater rates. As of December 31, 2024, AWCC has made long-term fixed rate loans and short-term loans to the Regulated Businesses amounting to $9.6 billion. Additionally, as of December 31, 2024, AWCC has made long-term fixed rate loans and short-term loans to parent company amounting to $3.3 billion.
On February 23, 2024, AWCC completed a $1.4 billion debt offering, which included the sale of $700 million aggregate principal amount of its 5.150% Senior Notes due 2034 and $700 million aggregate principal amount of its 5.450% Senior Notes due 2054. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1,381 million. AWCC used the net proceeds of the offering (i) to lend funds to American Water and the Regulated Businesses; (ii) to repay at maturity AWCC’s 3.850% Senior Notes due 2024; (iii) to repay AWCC’s commercial paper obligations; and (iv) for general corporate purposes.
On March 3, 2023, the Company completed an underwritten public offering of an aggregate of 12,650,000 shares of parent company common stock. Upon closing of this offering, the Company received, after deduction of the underwriting discount and before deduction of offering expenses, net proceeds of approximately $1,688 million. The Company used the net proceeds of the offering to repay short-term commercial paper obligations of AWCC and for general corporate purposes.
On June 29, 2023, AWCC issued, in a private placement, $1,035 million aggregate principal amount of the Notes. AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. A portion of the net proceeds was used to repay AWCC’s commercial paper obligations and the remainder was used for general corporate purposes. See Note 11—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.
One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as treasury lock agreements. The Company also reduces exposure to interest rates by managing commercial paper and debt maturities. The Company (through AWCC) does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by dealing only with leading, creditworthy financial institutions, having long-term credit ratings of “A” or better.
During the second half of 2024, the Company entered into eight treasury lock agreements, with a term of 10 years or 30 years, with notional amounts totaling $355 million, to reduce interest rate exposure on debt expected to be issued in 2025. These treasury lock agreements terminate in June 2025 and December 2025 and have an average fixed interest rate of 4.03%. In 2025, the Company entered into five additional treasury lock agreements, with a term of 10 years, with notional amounts totaling $275 million, to reduce interest rate exposure on debt expected to be issued in 2025. These treasury lock agreements terminate in March 2025 and have an average fixed interest rate of 4.60%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
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
No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2024, 2023 or 2022.

In February 2024, parent company and AWCC filed with the SEC a universal shelf registration statement that enables the Company to meet its capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock, and other equity and hybrid securities, and AWCC debt securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration statement will expire in February 2027. During 2024 and 2022, $1.4 billion and $800 million, respectively, of debt securities were issued under this and a predecessor registration statement. During 2023, under the predecessor registration statement, parent company issued 12,650,000 shares of its common stock for aggregate net proceeds of approximately $1,688 million.
Presented in the table below are the issuances of long-term debt in 2024:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC (a)	Senior notes—fixed rate	5.15%-5.45%	5.30%	2034-2054	$1,400
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-1.75%	0.01%	2025-2061	46
Total issuances					$1,446
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness. See “—Issuer and Guarantor of Senior Notes” below.
Presented in the table below are the retirements and redemptions of long-term debt in 2024 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC	Senior notes—fixed rate	3.85%	3.85%	2024	$400
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-2.31%	2.24%	2024-2031	1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.53%	2024-2061	14
Other American Water subsidiaries	Mortgage bonds—fixed rate	6.99%-7.17%	7.13%	2024	60
Total retirements and redemptions					$475
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
Credit Facilities and Short-Term Debt
Interest rates on advances under the AWCC revolving credit facility are based on a credit spread to the Secured Overnight Financing Rate (“SOFR”) rate (or applicable market replacement rate) or base rate, each determined in accordance with Moody’s Ratings and S&P Global Ratings’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt. The facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit of up to $150 million for letters of credit. Indebtedness under the facility and AWCC’s commercial paper are considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations thereunder.
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2024
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.

	2023
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.5 billion as of December 31, 2023, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2024 and 2023:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
The weighted average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.65% and 5.51%, for the years ended December 31, 2024 and 2023, respectively.

Capital Structure
Presented in the table below is the percentage of the Company’s capitalization represented by the components of its capital structure as of December 31:

	2024	2023	2022
Total common shareholders’ equity	42.4%	44.2%	38.3%
Long-term debt and redeemable preferred stock at redemption value	51.4%	52.9%	54.4%
Short-term debt and current portion of long-term debt	6.2%	2.9%	7.3%
Total	100%	100%	100%
The change in the capital structure mix in 2024 is mainly attributable to the increase in short-term commercial paper borrowings. The use of the proceeds from the common stock issuance on March 3, 2023, and the long-term debt issuance on June 29, 2023, reduced short-term commercial paper borrowings in 2023.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2024, the Company’s ratio was 0.58 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of February 19, 2025, as issued by Moody’s Ratings on January 23, 2025, and S&P Global Ratings on March 4, 2024:

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
Insurance Coverage
The Company carries various property, casualty, cyber and financial insurance policies with limits, deductibles and exclusions that it believes are consistent with industry standards. However, insurance coverage may not be adequate or available to cover unanticipated losses or claims. Additionally, annual policy renewals can be impacted by claims experience or adverse insurance market trends which in turn can impact coverage terms and conditions on a going-forward basis. The Company is self-insured to the extent that losses are within the policy deductible or exceed the amount of insurance maintained. Such losses could have a material adverse effect on the Company’s short-term and long-term financial condition and its results of operations and cash flows.
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
Regulation and Regulatory Accounting
The Company’s regulated utilities are subject to regulation by PUCs and, as such, the Company follows the authoritative accounting principles required for rate regulated utilities, which requires the Company to reflect the effects of rate regulation in its Consolidated Financial Statements. Use of this authoritative guidance is applicable to utility operations that meet the following criteria: (i) third-party regulation of rates; (ii) cost-based rates; and (iii) a reasonable assumption that rates will be set to recover the estimated costs of providing service, plus a return on net investment, or rate base. As of December 31, 2024, the Company concluded that the operations of its utilities met the criteria.
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

As of December 31, 2024 and 2023, the Company’s regulatory asset balance was $1.2 billion and $1.1 billion, respectively, and its regulatory liability balance was $1.4 billion and $1.5 billion, respectively. See Note 3—Regulatory Matters in the Notes to Consolidated Financial Statements for further information regarding the Company’s significant regulatory assets and liabilities.
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
Under GAAP, specifically Accounting Standards Codification (“ASC 740”), Income Taxes, the tax effects of changes in tax laws must be recognized in the period in which the law is enacted. ASC 740 also requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. For the Company’s regulated entities, the change in deferred taxes are recorded as either an offset to a regulatory asset or a regulatory liability and may be subject to refund to customers. For the Company’s unregulated operations, the change in deferred taxes are recorded as a non-cash re-measurement adjustment to earnings.
Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations, failure to successfully implement tax planning strategies and recovery of taxes through the regulatory process for the Regulated Businesses, as well as results of audits and examinations of filed tax returns by taxing authorities. The resulting tax balances as of December 31, 2024 and 2023, are appropriately accounted for in accordance with the applicable authoritative guidance; however, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to the Consolidated Financial Statements and such adjustments could be material. See Note 14—Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding income taxes.
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
•Mortality— Management adopted the Society of Actuaries Pri-2012 base mortality table, the most recent table developed from private pension plan experience, which provides rates of mortality in 2012 and adopted the MP-2021 mortality improvement scale to gradually adjust future mortality rates downward due to increased longevity in each year after 2012.
The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. The Company uses an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The weighted-average discount rate assumption for determining pension benefit obligations was 5.70%, 5.18% and 5.58% at December 31, 2024, 2023 and 2022, respectively. The weighted-average discount rate assumption for determining other postretirement benefit obligations was 5.69%, 5.22% and 5.60% at December 31, 2024, 2023 and 2022, respectively.
In selecting an EROA, the Company considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The weighted-average EROA assumption used in calculating pension cost was 6.73% for 2024, 6.79% for 2023 and 6.50% for 2022. The weighted-average EROA assumption used in calculating other postretirement benefit costs was 5.00% for 2024, 5.00% for 2023 and 3.60% for 2022.
Presented in the table below are the allocations of the pension plan assets by asset category:

	2025 Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category		2024	2023
Equity securities	37%	44%	41%
Fixed income	63%	56%	59%
Total	100%	100%	100%
Presented in the table below are the allocations of the other postretirement benefit plan assets by asset category:

	2025 Target Allocation (a)	Percentage of Plan Assets as of December 31,
Asset Category		2024	2023
Equity securities	27%	34%	32%
Fixed income	73%	66%	68%
Total	100%	100%	100%
(a)Refer to Note 15—Employee Benefits in the Notes to Consolidated Financial Statements for additional details on the allocations of assets and the trusts which fund the other postretirement benefit plans
The investments of the pension and postretirement welfare plan trusts are invested in a number of separately managed accounts, commingled funds and limited partnerships including equities, fixed income securities, guaranteed annuity contracts with insurance companies, real estate funds and real estate investment trusts. The trustee for the Company’s defined benefit pension and postretirement welfare plans uses an independent valuation firm to calculate the fair value of plan assets.
In selecting a rate of compensation increase, the Company considers past experience in light of movements in inflation rates. The Company’s rate of compensation increase was 3.51% for 2024, 2023 and 2022.
In selecting health care cost trend rates, the Company considers past performance and forecasts of increases in health care costs. As of January 1, 2024, the Company’s health care cost trend rate assumption used to calculate the periodic benefit cost was 6.75% in 2024 gradually declining to 5.00% in 2031 and thereafter. As of December 31, 2024, the Company projects that medical inflation will be 6.50% in 2025 gradually declining to 5.00% in 2031 and thereafter.

The Company will use a weighted-average discount rate and EROA of 5.70% and 6.63%, respectively, for estimating its 2025 pension costs. Additionally, the Company will use a weighted-average discount rate and EROA of 5.69% and 5.00%, respectively, for estimating its 2025 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase the Company’s pension expense. The Company’s 2024 pension and postretirement total net benefit credit was $3 million and the 2023 pension and postretirement total net benefit credit was $6 million. The Company expects to make pension contributions to the plan trusts of $44 million in 2025; however, the actual amounts contributed could change materially from this estimate. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards.
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
Increases or decreases in the volumes delivered to customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. In addition, changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the unbilled revenue calculation. Unbilled revenue for the Company’s regulated utilities as of December 31, 2024 and 2023 was $219 million and $193 million, respectively.
The Company also recognizes revenues for certain ratemaking mechanisms that meet the criteria for alternative revenue program accounting. These mechanisms, which include the Company’s revenue stability mechanisms, qualify as alternative revenue programs if they have been authorized for rate recovery, are objectively determinable and probable of recovery, and are expected to be collected within 24 months following the end of the period in which they were recognized.
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues or other long-term assets, with billings in excess of revenues recorded as other current or long-term liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. Unbilled revenue within Other as of December 31, 2024 and 2023, was $96 million and $109 million, respectively.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices and interest rates. The Company is exposed to risks from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable rate exposure and by monitoring the effects of market changes in interest rates. The Company also has the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2024, a hypothetical 1% increase in average interest rates applied to the Company’s short-term borrowing balances throughout 2024 would result in an increased annual interest expense of approximately $2 million.
As of December 31, 2024, the Company had eight treasury lock agreements, each with a term of 10 years or 30 years, with notional amounts totaling $355 million, to reduce interest rate exposure on debt expected to be issued in 2025. These treasury lock agreements terminate in June 2025 and December 2025 and have an average fixed rate of 4.03%. When entering into treasury locks, the Company is subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the treasury locks. The Company manages market risk by matching the terms of the treasury locks with the critical terms of the expected debt issuance. The fair value of the treasury locks at December 31, 2024, was in a gain position of $24 million. A hypothetical 1% favorable change in interest rates would result in an increase in the fair value of the treasury locks to a gain position of approximately $60 million at December 31, 2024.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Water Works Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Accounting for the Effects of Rate Regulation
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated regulatory assets and liabilities balances were $1,169 million and $1,416 million, respectively, as of December 31, 2024. The Company’s regulated utilities are subject to regulation by multiple state utility commissions and the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s consolidated financial statements. As disclosed by management, for each regulatory jurisdiction where the Company conducts business, the Company assesses, at the end of each reporting period, whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement. This assessment includes consideration of factors such as changes in regulatory environments, recent rate orders (including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdiction) and the status of any pending or potential legislation.
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
February 19, 2025
We have served as the Company’s auditor since 1948.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Property, plant and equipment	$35,059	$32,189
Accumulated depreciation	(7,021)	(6,751)
Property, plant and equipment, net	28,038	25,438
Current assets:
Cash and cash equivalents	96	330
Restricted funds	29	34
Accounts receivable, net of allowance for uncollectible accounts of $53 and $51, respectively	416	339
Income tax receivable	25	86
Unbilled revenues	315	302
Materials and supplies	103	112
Other	231	186
Total current assets	1,215	1,389
Regulatory and other long-term assets:
Regulatory assets	1,150	1,106
Secured seller promissory note from the sale of the Homeowner Services Group	795	720
Operating lease right-of-use assets	89	86
Goodwill	1,144	1,143
Other	399	416
Total regulatory and other long-term assets	3,577	3,471
Total assets	$32,830	$30,298
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2024	December 31, 2023
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,371,701 and 200,144,968 shares issued, respectively)	$2	$2
Paid-in-capital	8,598	8,550
Retained earnings	2,112	1,659
Accumulated other comprehensive income (loss)	12	(26)
Treasury stock, at cost (5,451,216 and 5,414,867 shares, respectively)	(392)	(388)
Total common shareholders' equity	10,332	9,797
Long-term debt	12,518	11,715
Redeemable preferred stock at redemption value	3	3
Total long-term debt	12,521	11,718
Total capitalization	22,853	21,515
Current liabilities:
Short-term debt	879	179
Current portion of long-term debt	637	475
Accounts payable	346	294
Accrued liabilities	791	791
Accrued taxes	156	67
Accrued interest	111	93
Other	230	252
Total current liabilities	3,150	2,151
Regulatory and other long-term liabilities:
Advances for construction	383	352
Deferred income taxes and investment tax credits	2,881	2,717
Regulatory liabilities	1,416	1,481
Operating lease liabilities	76	73
Accrued pension expense	217	262
Other	277	196
Total regulatory and other long-term liabilities	5,250	5,081
Contributions in aid of construction	1,577	1,551
Commitments and contingencies (See Note 16)
Total capitalization and liabilities	$32,830	$30,298
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2024	2023	2022
Operating revenues	$4,684	$4,234	$3,792
Operating expenses:
Operation and maintenance	1,858	1,720	1,589
Depreciation and amortization	788	704	649
General taxes	320	307	281
Other	—	(1)	—
Total operating expenses, net	2,966	2,730	2,519
Operating income	1,718	1,504	1,273
Other income (expense):
Interest expense	(523)	(460)	(433)
Interest income	94	73	52
Non-operating benefit costs, net	28	32	77
Gain on sale of businesses	—	—	19
Other, net	42	47	20
Total other income (expense)	(359)	(308)	(265)
Income before income taxes	1,359	1,196	1,008
Provision for income taxes	308	252	188
Net income attributable to common shareholders	$1,051	$944	$820

Basic earnings per share: (a)
Net income attributable to common shareholders	$5.39	$4.90	$4.51
Diluted earnings per share: (a)
Net income attributable to common shareholders	$5.39	$4.90	$4.51
Weighted average common shares outstanding:
Basic	195	193	182
Diluted	195	193	182
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
Net income attributable to common shareholders	$1,051	$944	$820
Other comprehensive income (loss), net of tax:
Change in employee benefit plan funded status, net of tax of $0, $(2) and $5 in 2024, 2023 and 2022, respectively	1	(3)	14
Defined benefit pension plan amortization of actuarial loss, net of tax of $0, $0 and $1 in 2024, 2023 and 2022, respectively	—	4	3
Unrealized gain (loss) on cash flow hedges, net of tax of $9, $0 and $1 in 2024, 2023 and 2022, respectively	39	(8)	5
Unrealized (loss) gain on available-for-sale fixed-income securities, net of tax of $0 in 2024, 2023 and 2022	(2)	4	—
Net other comprehensive income (loss)	38	(3)	22
Comprehensive income attributable to common shareholders	$1,089	$941	$842
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,051	$944	$820
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	788	704	649
Deferred income taxes and amortization of investment tax credits	156	208	80
Provision for losses on accounts receivable	31	24	24
Gain on sale of businesses	—	—	(19)
Pension and non-pension postretirement benefits	(3)	(6)	(47)
Other non-cash, net	34	(27)	7
Changes in assets and liabilities:
Receivables and unbilled revenues	(107)	(56)	(114)
Income tax receivable	61	28	(110)
Pension and non-pension postretirement benefit contributions	(52)	(49)	(51)
Accounts payable and accrued liabilities	111	70	(8)
Accrued taxes	92	21	(118)
Other assets and liabilities, net	(117)	13	(5)
Net cash provided by operating activities	2,045	1,874	1,108
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,856)	(2,575)	(2,297)
Acquisitions, net of cash acquired	(417)	(81)	(315)
Proceeds from sale of assets, net of cash on hand	—	—	608
Removal costs from property, plant and equipment retirements, net	(152)	(159)	(123)
Purchases of available-for-sale fixed-income securities	(135)	—	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	181	—	—
Net cash used in investing activities	(3,379)	(2,815)	(2,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	1,437	1,264	822
Repayments of long-term debt	(475)	(282)	(15)
Net proceeds from common stock financing	—	1,688	—
Net short-term borrowings (repayments) with maturities less than three months	700	(996)	591
Advances and contributions in aid of construction, net of refunds of $33, $25 and $19 in 2024, 2023 and 2022, respectively	39	60	74
Debt issuance costs	(14)	(16)	(7)
Dividends paid	(585)	(532)	(467)
Other, net	8	2	2
Net cash provided by financing activities	1,110	1,188	1,000
Net (decrease) increase in cash, cash equivalents and restricted funds	(224)	247	(19)
Cash, cash equivalents and restricted funds at beginning of period	364	117	136
Cash, cash equivalents and restricted funds at end of period	$140	$364	$117
Cash paid (received) during the year for:
Interest, net of capitalized amount	$483	$445	$414
Income taxes, net of refunds of $5, $30 and $2 in 2024, 2023 and 2022, respectively	$(5)	$—	$335
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$347	$399	$330
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity
(In millions, except per share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value	Paid-in Capital			Shares	At Cost
Balance as of December 31, 2021	186.9	$2	$6,781	$925	$(45)	(5.3)	$(365)	$7,298
Net income attributable to common shareholders	—	—	—	820	—	—	—	820
Common stock issuances (a)	0.5	—	43	—	—	(0.1)	(12)	31
Net other comprehensive income	—	—	—	—	22	—	—	22
Dividends ($2.62 declared per common share)	—	—	—	(478)	—	—	—	(478)
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	944	—	—	—	944
Common stock issuances (a)	12.7	—	1,726	—	—	(0.1)	(11)	1,715
Net other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Dividends ($2.83 declared per common share)	—	—	—	(552)	—	—	—	(552)
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
Net income attributable to common shareholders	—	—	—	1,051	—	—	—	1,051
Common stock issuances (a)	0.3	—	48	—	—	—	(4)	44
Net other comprehensive income	—	—	—	—	38	—	—	38
Dividends ($3.06 declared per common share)	—	—	—	(598)	—	—	—	(598)
Balance as of December 31, 2024	200.4	$2	$8,598	$2,112	$12	(5.5)	$(392)	$10,332
(a)Includes stock-based compensation, employee stock purchase plan and direct stock reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements
(Unless otherwise noted, in millions, except per share data)
Note 1: Organization and Operation
American Water Works Company, Inc. (the “Company” or “American Water”) is a holding company for subsidiaries that provide water and wastewater services throughout the United States. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The Company’s primary business involves the ownership of regulated utilities that provide water and wastewater services in 14 states in the United States, collectively referred to as the “Regulated Businesses.” The Company also operates other businesses that provide water and wastewater services to the U.S. government on military installations, as well as municipalities. These other businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented throughout this Annual Report on Form 10-K within “Other.” See Note 20—Segment Information for additional information.
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
The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs, net of amortization, amounted to $398 million and $419 million as of December 31, 2024 and 2023, respectively.
Cash and Cash Equivalents, and Restricted Funds
Substantially all cash is invested in interest-bearing accounts. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.
Restricted funds consist primarily of proceeds from financings for the construction and capital improvement of facilities, and deposits for future services under O&M projects, primarily performed by MSG. Proceeds are held in escrow or interest-bearing accounts until the designated expenditures are incurred. Restricted funds are classified on the Consolidated Balance Sheets as either current or long-term based upon the intended use of the funds.
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the years ended December 31:

	2024	2023
Cash and cash equivalents	$96	$330
Restricted funds	29	34
Restricted funds included in other long-term assets	15	—
Cash and cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$140	$364
Accounts Receivable and Unbilled Revenues
Accounts receivable include regulated utility customer accounts receivable, which represent amounts billed to water and wastewater customers generally on a monthly basis. Credit is extended based on the guidelines of the applicable PUCs and collateral is generally not required. Also included are the trade accounts receivable of other businesses, primarily MSG, and nonutility customer receivables of the Regulated Businesses. Unbilled revenues are accrued when service has been provided but has not been billed to customers and when costs exceed billings on certain construction contracts.
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
Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities as of December 31, 2024 and 2023, on the Consolidated Balance Sheets are estimated refunds of $21 million and $18 million, respectively. These amounts represent expected refunds during the next 12-month period.
Advances that are no longer refundable are reclassified to contributions in aid of construction. Contributions in aid of construction are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.
Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions in aid of construction balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s utility subsidiaries do not amortize contributions in aid of construction, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $46 million, $40 million and $37 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company recognizes revenues for certain ratemaking mechanisms that meet the criteria for alternative revenue program accounting. These mechanisms, which include the Company’s revenue stability mechanisms, qualify as alternative revenue programs if they have been authorized for rate recovery, are objectively determinable and probable of recovery and are expected to be collected within 24 months following the end of the period in which they were recognized. For mechanisms that meet these criteria, the Company adjusts revenue and records an offsetting regulatory asset or liability once the condition or event allowing additional billing or refund has occurred. See Note 4—Revenue Recognition for disaggregated revenue information.
Other Revenue
The Company has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues or other long-term assets, with billings in excess of revenues recorded as other current or long-term liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. See Note 4—Revenue Recognition for additional information.
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

Allowance for Funds Used During Construction
AFUDC is a non-cash credit to income with a corresponding charge to utility plant that represents the cost of borrowed funds or a return on equity funds devoted to plant under construction. The regulated utility subsidiaries record AFUDC to the extent permitted by the PUCs. The portion of AFUDC attributable to borrowed funds is shown as a reduction of interest expense in the Consolidated Statements of Operations. Any portion of AFUDC attributable to equity funds would be included in Other, net in the Consolidated Statements of Operations. Presented in the table below is AFUDC for the years ended December 31:

	2024	2023	2022
Allowance for other funds used during construction	$38	$41	$20
Allowance for borrowed funds used during construction	21	24	14
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
Pension and Other Postretirement Benefits
The Company maintains defined benefit pension plans and other postretirement benefit plans for eligible employees and retirees. The plan obligation and costs of providing benefits under these plans are annually measured as of December 31. The measurement involves various factors, assumptions and accounting elections. The impact of assumption changes or experience different from that assumed on pension and other postretirement benefit obligations is recognized over time rather than immediately recognized in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income. Cumulative gains and losses that are in excess of 10% of the greater of either the projected benefit obligation or the fair value of plan assets are amortized over the expected average remaining future service period of the current active membership for the plans, with the exception of the American Water Pension Plan for Certain Inactive Participants, which is amortized over the average remaining life expectancy of the inactive participants. See Note 15—Employee Benefits for additional information.
The Company’s policy is to recognize curtailments when the total expected future service of plan participants is reduced by greater than 10% due to an event that results in terminations and/or retirements.
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2024:

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
The Company adopted the standard as of December 31, 2024, including a recast of 2023 and 2022 information, by including additional required disclosures within the Notes to the Consolidated Financial Statements. See Note 20—Segment Information for further details.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of December 31, 2024:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Income Taxes	The guidance in this standard requires disclosure of a tax rate reconciliation table, in both percentages and reporting currency amounts, which includes additional categories of information about federal, state, and foreign income taxes and provides further details about reconciling items in certain categories that meet a quantitative threshold. The guidance also requires an annual disclosure of income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes paid, and further disaggregated by jurisdiction based on a quantitative threshold. The standard includes other disclosure requirements and eliminates certain existing disclosure requirements.	Annual periods beginning after December 15, 2024	Prospective, with retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Income Statement Disaggregation	The guidance in this standard enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	Annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Induced Conversions of Convertible Debt Instruments	The guidance in this standard clarifies the requirements for determining whether to account for certain settlements of convertible debt instruments as induced conversions or extinguishments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all of the consideration issuable under the conversion privileges provided in the terms of the existing convertible debt instrument.	Annual periods beginning after December 15, 2025 and interim reporting period within those annual reporting periods	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.
Note 3: Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2024. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

	Effective Date	Amount
General rate cases by state:
Kentucky	(a)	$17
New Jersey	September 15, 2024	80
Pennsylvania	August 7, 2024	99
Indiana, Step Increases	(b)	48
West Virginia	February 25, 2024	18
California	January 1, 2024	21
Total general rate case authorizations		$283
(a)In 2024, $6 million was effective November 6 and $11 million was effective May 3.
(b)In 2024, $23 million was effective May 10 and $25 million was effective February 21.

The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective on or after January 1, 2025. The amounts include reductions for the amortization of EADIT that are generally offset in income tax expense.

	Effective Date	Amount
General rate cases by state:
Tennessee	January 21, 2025	$1
Illinois	January 1, 2025	105
Total general rate case authorizations		$106
On January 21, 2025, the Tennessee Public Utility Commission (the “TPUC”) approved a motion authorizing an adjustment of water base rates requested in a rate case filed on May 1, 2024, by the Company’s Tennessee subsidiary. The TPUC approved an increase of $1 million in annualized revenues, excluding previously recovered infrastructure surcharges of $18 million, based on an authorized return on equity of 9.70%, authorized rate base of approximately $300 million, a common equity ratio of 44.19% and a debt ratio of 55.81%. This adjustment took effect on January 21, 2025, and is driven primarily by approximately $173 million in capital investments made and to be made by the Tennessee subsidiary through December 2025.
On December 5, 2024, the Illinois Commerce Commission issued a final order approving the adjustment of base rates requested in a rate case originally filed on January 25, 2024, by the Company’s Illinois subsidiary. The general rate case order approved an increase of $105 million in annualized water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $5 million, based on an authorized return on equity of 9.84%, authorized rate base of $2.2 billion, and a capital structure with an equity component of 49.00% and a debt component of 51.00%. The general rate case order denied the second step increase of $16 million. The increase was effective January 1, 2025, and is driven primarily by approximately $557 million in capital investments made and to be made by the Illinois subsidiary from January 2024 through December 2025.
On December 5, 2024, the California Public Utilities Commission (the “CPUC”) approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. New rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism.
On May 3, 2024, the Kentucky Public Service Commission (the “KPSC”) issued an order approving the adjustment of base rates requested in a rate case filed on June 30, 2023, by the Company’s Kentucky subsidiary. The general rate case order approved an $11 million annualized increase in water revenues, excluding infrastructure surcharge revenues of $10 million, which continue to be recovered in the Kentucky subsidiary’s approved infrastructure mechanism. The annualized increase is based upon an authorized return on equity of 9.70%, authorized rate base of $489 million, which reflects capital investments through January 31, 2025, and a capital structure with a common equity ratio of 52.22%. Interim rates in this proceeding were effective on February 6, 2024, and the order required that the difference between interim and final approved rates be subject to refund no later than August 26, 2024. On May 16, 2024, the Kentucky subsidiary filed with the KPSC a petition for rehearing of the KPSC’s order, seeking clarification and/or correction of certain computational inconsistencies that the Kentucky subsidiary believes are reflected in the KPSC’s order with respect to the authorized amount of annualized revenues to be received by the Kentucky subsidiary. On November 6, 2024, the KPSC approved a final order (the “Final Order”) providing for a $17 million annualized increase in water revenues, an increase of approximately $6 million from May 3, 2024. New rates provided in the Final Order were effective November 6, 2024.
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

On July 22, 2024, the Pennsylvania Public Utility Commission (the “PaPUC”) released an order approving the adjustment of base rates requested in a general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023. The PaPUC approved a $99 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $20 million, based on (i) an authorized return on equity of 9.45%, (ii) an authorized rate base of $5.8 billion, which reflects, as requested and included in the general rate case, approximately $1.0 billion in capital investments to be made through mid-2025, (iii) a common equity ratio of 55.30%, and (iv) a long-term debt ratio of 44.70%. Certain acquisitions, including the acquisition of the wastewater collection and treatment system of the Butler Area Sewer Authority, were excluded from authorized base rates. The new rates were effective on August 7, 2024, except that new wastewater rates for two recently acquired systems, including the City of York, will take effect during the first half of 2025 in accordance with the terms of the relevant acquisition agreements. As part of its approval of this rate adjustment, the PaPUC initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case. The PaPUC is expected to conclude the investigation in the second quarter of 2025.
On February 23, 2024, the West Virginia Public Service Commission (the “WVPSC”) issued an order approving the adjustment of base rates requested in a rate case filed on May 1, 2023, by the Company’s West Virginia subsidiary. The general rate case order approved an $18 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $7 million, based on an authorized return on equity of 9.80%, authorized rate base of $886 million, which reflects capital investments through February 2024, a common equity ratio of 50.12% and a long-term debt ratio of 49.88%. The increased water and wastewater revenues related to the base rate adjustment are being driven primarily by (i) $220 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case, (ii) higher pension and other postretirement benefit costs, and (iii) increases in production costs, including chemicals, fuel and power costs.
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
On December 15, 2023, the Company’s California subsidiary submitted a request to delay by one year its cost of capital filing and maintain its current authorized cost of capital through 2025. On February 2, 2024, the CPUC granted the request for a one-year extension of the cost of capital filing to May 1, 2025, to set its authorized cost of capital beginning January 1, 2026. On December 18, 2024, the California subsidiary submitted a request to further delay by one year its cost of capital filing and maintain the authorized cost of capital through 2026. On January 14, 2025, the CPUC granted the request for a one-year extension of the cost of capital filing to May 1, 2026, to set its authorized cost of capital beginning January 1, 2027.
On November 1, 2023, the Company’s Virginia subsidiary filed a general rate case requesting $20 million in additional annualized revenues. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 45.67% and a debt and other component of 54.33%. The requested increase is driven by approximately $110 million in capital investments between May 2023 and April 2025. The request also proposed a revenue decoupling mechanism and seeks deferral of certain production cost adjustments. Interim rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. On September 20, 2024, the Virginia subsidiary filed with the Virginia State Corporation Commission (the “SCC”) a “black box” stipulation of settlement on key financial terms which agreed to a $15 million annualized increase in the Virginia subsidiary’s revenues. The stipulation of settlement also agreed, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), that its return on equity will be 9.70% and its capital structure will consist of an equity component of 45.67% and a debt and other component of 54.33%. The stipulation of settlement remains subject to SCC review and approval.
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
(a)On March 5, 2024, the WVPSC directed the Company’s West Virginia subsidiary to interpret the distribution system improvement charge (“DSIC”) Order as having included within the DSIC the three-year amortization of a prior authorized deferral associated with a large treatment plant project. The inclusion of this deferral increased the net incremental revenue by $0.7 million to a total of $6.6 million effective March 1, 2024.
(b)In 2024, $21 million was effective July 11 and $26 million was effective January 20.
(c)In 2024, $14 million was effective July 1 and $7 million was effective April 1.

Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective on or after January 1, 2025:

	Effective Date	Amount
Infrastructure surcharge filings by state:
Missouri	February 7, 2025	$17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge filings		$23
Other Regulatory Matters
In September 2020, the CPUC released a decision under its Low-Income Rate Payer Assistance program rulemaking that required the Company’s California subsidiary to file a proposal to alter its water revenue adjustment mechanism in its next general rate case filing in 2022, which would have become effective upon receiving an order in the rate case. On October 5, 2020, the Company’s California subsidiary filed an application for rehearing of the decision and following the CPUC’s denial of its rehearing application in September 2021, the Company’s California subsidiary filed a petition for writ of review with the California Supreme Court on October 27, 2021. On May 18, 2022, the California Supreme Court issued a writ of review for the California subsidiary’s petition and the petitions filed by other entities challenging the decision. On July 8, 2024, the California Supreme Court issued a unanimous opinion concluding that the CPUC did not regularly seek to exercise its authority when it prohibited water utilities from proposing to continue their water revenue adjustment mechanisms. Accordingly, the California Supreme Court vacated the portion of the CPUC’s 2020 decision relating to this prohibition against continuation of such water revenue adjustment mechanisms.
Independent of the judicial challenge, California passed Senate Bill 1469, which allows the CPUC to consider and authorize the implementation of a mechanism that separates the water corporation’s revenue and its water sales. Legislation was signed by the Governor on September 30, 2022, and became effective on January 1, 2023. In response to the legislation, on January 27, 2023, the Company’s California subsidiary filed an updated application requesting the CPUC to consider a Water Resources Sustainability Plan decoupling mechanism in its 2022 general rate case. On December 5, 2024, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism.
On March 2, 2021, an administrative law judge (“ALJ”) in the Office of Administrative Law of New Jersey filed an initial decision with the NJBPU that recommended denial of a petition filed by the Company’s New Jersey subsidiary, which sought approval of acquisition adjustments in rate base of $29 million associated with the acquisitions of Shorelands Water Company, Inc. in 2017 and the Borough of Haddonfield’s water and wastewater systems in 2015. On July 29, 2021, the NJBPU issued an order adopting the ALJ’s initial decision without modification. The Company’s New Jersey subsidiary filed a Notice of Appeal with the New Jersey Appellate Division on September 10, 2021. On December 30, 2024, the New Jersey Appellate Division of the New Jersey Superior Court affirmed the NJBPU decision rejecting the acquisition adjustments. There is no financial impact to the Company as a result of the NJBPU’s order and resulting appeal decision, since the acquisition adjustments are currently recorded as goodwill on the Consolidated Balance Sheets.

Regulatory Assets
Regulatory assets represent costs that are probable of recovery from customers in future rates. Approximately 50% of the Company’s total regulatory asset balance at December 31, 2024, earns a return. Presented in the table below is the composition of regulatory assets as of December 31:

	2024	2023
Removal costs recoverable through rates	$356	$322
Deferred pension expense	318	308
Customer lead line replacements	86	66
Unamortized debt expense	84	82
Regulatory balancing accounts	71	81
Programmed maintenance expense	57	58
Purchase premium recoverable through rates	50	52
Other	128	137
Total regulatory assets	$1,150	$1,106
Removal costs recoverable through rates represent costs incurred for removal of property, plant and equipment or other retirement costs.
The Company’s deferred pension expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $304 million and $300 million as of December 31, 2024 and 2023, respectively. The remaining portion is the pension expense in excess of authorized amounts which is deferred by certain subsidiaries and probable of recovery in future service rates.
Customer lead line replacements are the costs incurred to replace customer owned lead service lines. Costs are recovered through a customer’s surcharge or through base rates, depending on the jurisdiction.
Unamortized debt expense is amortized over the lives of the respective issues. Call premiums on the redemption of long-term debt, as well as unamortized debt issuance costs, are deferred and amortized to the extent they will be recovered through future service rates.
Programmed maintenance expense are costs incurred to inspect or paint water tanks and are amortized on a straight line basis over a period determined by each state regulator.
Purchase premiums recoverable through rates are being recovered over periods up to 40 years.
Regulatory balancing accounts accumulate differences between revenues recognized and authorized revenue requirements until they are collected from customers or are refunded. Regulatory balancing accounts include low income programs, purchased power and water accounts, dam removal costs and other cost balancing mechanisms.
Other regulatory assets include the financial impacts relating to the COVID-19 pandemic, certain construction costs for treatment facilities, property tax stabilization, employee-related costs, business services project expenses, coastal water project costs, rate case expenditures and environmental remediation costs among others. These costs are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.
The Company has current regulatory assets of $19 million and $13 million included in other current assets on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

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

	2024	2023
Income taxes recovered through rates	$1,016	$1,064
Removal costs recovered through rates	245	254
Postretirement benefit liability	71	85
Other	84	78
Total regulatory liabilities	$1,416	$1,481
Income taxes recovered through rates relate to deferred taxes that will be refunded to the Company’s customers. The enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”) required a re-measurement of the Company’s deferred income taxes. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability as EADIT which will be used to benefit its regulated customers in future rates. All of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers.
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
Other regulatory liabilities include the financial impacts relating to the COVID-19 pandemic, TCJA reserves on revenue, pension and other postretirement benefit balancing accounts, legal settlement proceeds, deferred gains, refunds to customers related to tax overpayments, and various regulatory balancing accounts.
The Company has no current regulatory liabilities and had $1 million of current regulatory liabilities included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.

Note 4: Revenue Recognition
Disaggregated Revenues
Presented in the table below are operating revenues disaggregated for the year ended December 31, 2024:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$2,344	$5	$2,349
Commercial	881	4	885
Fire service	164	—	164
Industrial	182	2	184
Public and other	291	—	291
Total water services	3,862	11	3,873
Wastewater services:
Residential	243	2	245
Commercial	70	—	70
Industrial	12	—	12
Public and other	36	—	36
Total wastewater services	361	2	363
Miscellaneous utility charges	42	—	42
Alternative revenue programs	—	10	10
Lease contract revenue	—	8	8
Total Regulated Businesses	4,265	31	4,296
Other	388	—	388
Total operating revenues	$4,653	$31	$4,684
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
(a)Includes revenues associated with alternative provisional rates, revenue programs, lease contracts and intercompany rent, which are outside the scope of ASC 606, and accounted for under other existing GAAP.
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
Contract assets of $84 million, $95 million and $86 million are included in unbilled revenues on the Consolidated Balance Sheets as of December 31, 2024, 2023 and 2022, respectively. Also, contract assets of $39 million are included in other long-term assets on the Consolidated Balance Sheets as of December 31, 2024, and there were no contract assets in other long-term assets on the Consolidated Balance Sheets as of December 31, 2023 and 2022. There were $114 million of contract assets added during 2024, and $86 million of contract assets were transferred to accounts receivable during 2024. There were $87 million of contract assets added during 2023, and $78 million of contract assets were transferred to accounts receivable during 2023.
Contract liabilities of $40 million, $63 million and $91 million are included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2024, 2023 and 2022, respectively. Also, contract liabilities of $14 million are included in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2024, and there were no contract liabilities in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2023 and 2022. There were $83 million of contract liabilities added during 2024, and $92 million of contract liabilities were recognized as revenue during 2024. There were $103 million of contract liabilities added during 2023, and $131 million of contract liabilities were recognized as revenue during 2023.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of December 31, 2024, the Company’s O&M and capital improvement contracts have RPOs. Contracts with the U.S. government for work on military installations expire between 2051 and 2073 and have RPOs of $7.4 billion as of December 31, 2024, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $612 million as of December 31, 2024, as measured by estimated remaining contract revenue.
Note 5: Acquisitions and Divestitures
Regulated Businesses
During 2024, the Company closed on 13 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $417 million, of which $415 million was funded in 2024, and which acquisitions added approximately 69,500 water and wastewater customers. These totals include the acquisitions from the Butler Area Sewer Authority and Granite City noted below. Assets acquired from all 2024 acquisitions, principally utility plant, totaled $426 million and liabilities assumed totaled $10 million. Seven of these acquisitions were accounted for as business combinations. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their respective acquisition date.
On October 29, 2024, the Company’s Pennsylvania subsidiary acquired the wastewater collection and treatment system assets from the Butler Area Sewer Authority for a purchase price of $230 million, in cash. This system provides wastewater service for approximately 15,000 customer connections. Assets acquired from this acquisition, principally utility plant, totaled $229 million and $1 million of goodwill. This acquisition was accounted for as a business combination.
On March 11, 2024, the Company’s Illinois subsidiary completed the acquisition of a wastewater treatment plant and related assets from Granite City for a cash purchase price of $86 million, which added approximately 26,000 wastewater customers, including 15,500 customers indirectly in surrounding communities. Assets acquired from this acquisition, principally utility plant, totaled $91 million and liabilities assumed totaled $5 million. This acquisition was accounted for as a business combination.
During 2023, the Company closed on 23 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $77 million, $2 million of which was funded as a deposit in 2021, and which acquisitions added approximately 18,100 water and wastewater customers. Assets acquired from these acquisitions, principally utility plant, totaled $81 million and liabilities assumed totaled $4 million. Five of these acquisitions were accounted for as business combinations.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022.
Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests in subsidiaries that comprised HOS to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion. The consideration at closing was comprised of $480 million in cash, a secured seller note payable in cash and issued by the Buyer in the principal amount of $720 million, with an interest rate of 7.00% per year, and a contingent cash payment of $75 million payable upon satisfaction of certain conditions on or before December 31, 2023.

On February 2, 2024, this note was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of the $75 million contingent cash payment payable under the HOS sale agreement. In addition, the interest rate payable on the secured seller note has increased from 7.00% per year to 10.00% per year until maturity. The Company recognized $77 million, $50 million, and $50 million of interest income during the years ended December 31, 2024, 2023 and 2022, respectively, from this note. The secured seller note requires compliance with affirmative and negative covenants (subject to certain conditions, limitations and exceptions), including a covenant limiting the incurrence by the Buyer and certain affiliates of additional indebtedness in excess of certain thresholds, but does not include any financial maintenance covenants. Certain of these covenants were amended, including to provide for annual reductions of specified debt incurrence ratios. Furthermore, the amendment to the secured seller note eliminated the conditional right, beginning December 9, 2024, to require a repayment, without premium or penalty, of 100% of the outstanding principal amount in full in cash together with all accrued and unpaid interest and other obligations thereunder. The final maturity date of the secured seller note remains December 9, 2026. The repayment obligations of the Buyer under this note are secured by a first priority security interest in certain property of the Buyer and the former HOS subsidiaries, including their cash and securities accounts, as well as a pledge of the equity interests in each of those subsidiaries, subject to certain limitations and exceptions.
On December 3, 2024, a covenant in the secured seller note was amended to increase the maximum aggregate principal amount of revolving facility indebtedness (as defined and described thereunder) that could be incurred at any time by the Buyer and certain affiliates.
The secured seller note may not be prepaid at the Buyer’s election (except in certain limited circumstances) before the fourth anniversary of the Closing Date. If the Buyer seeks to repay the secured seller note in breach of this non-call provision, an event of default will occur under the secured seller note and the Company may, among other actions, demand repayment in full together with a premium ranging from 105.5% to 107.5% of the outstanding principal amount of the loan and a customary “make-whole” payment.
Note 6: Property, Plant and Equipment
Presented in the table below are the major classes of property, plant and equipment by category as of December 31:

	2024	2023	Range of Remaining Useful Lives	Weighted Average Useful Life
Utility plant:
Land and other non-depreciable assets	$302	$293
Sources of supply	1,124	1,081	20 to 127 years	46 years
Treatment and pumping	4,786	4,594	3 to 101 years	39 years
Transmission and distribution	14,745	13,900	9 to 128 years	66 years
Services, meters and fire hydrants	6,356	5,696	2 to 109 years	29 years
General structures and equipment	2,813	2,512	3 to 109 years	17 years
Waste collection	1,986	1,719	5 to 113 years	53 years
Waste treatment, pumping and disposal	1,425	1,191	2 to 153 years	34 years
Construction work in progress	1,359	1,040
Other plant	22	24
Total utility plant	34,918	32,050
Nonutility property	141	139	3 to 50 years	12 years
Total property, plant and equipment	$35,059	$32,189
Property, plant and equipment depreciation expense amounted to $690 million, $617 million and $552 million for the years ended December 31, 2024, 2023 and 2022, respectively, and was included in depreciation and amortization expense on the Consolidated Statements of Operations. The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.73%, 2.68% and 2.60% for the years ended December 31, 2024, 2023 and 2022, respectively. Additionally, the Company had capital expenditures acquired on account but unpaid of $347 million and $399 million included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively.
In connection with the Company’s capital investment in its corporate headquarters in Camden, New Jersey, the New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits over a 10-year period commencing in 2019.

The Company is required to meet various annual requirements, including the maintenance of qualified full-time positions at the qualified business facility, in order to monetize one-tenth of the tax credits annually and is subject to a claw-back period if the Company does not meet certain NJEDA requirements of the tax credit program in years 11 through 15.
In December and January of 2024, the NJEDA issued to the Company the utilization certificates for the 2022 and 2021 tax credits in the amount of $15 million and $16 million, respectively. In March of 2023, the NJEDA issued to the Company the utilization certificate for the 2020 tax credits in the amount of $16 million. The Company sold the 2022, 2021, and 2020 tax credits to an external party for $14 million, $15 million and $15 million, respectively. For the years ended December 31, 2024, 2023 and 2022, the Company recorded losses of $2 million, $1 million and $1 million, respectively, to Other income (expense) in the Consolidated Statements of Operations from the sale of tax credits. As of December 31, 2024, the Company had no current assets and $90 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2023 through 2028 tax credits. As of December 31, 2023, the Company had current assets of $32 million included in Other and $90 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2021 through 2028 tax credits. In 2023, the Company reduced net realizable value of the future tax credit receivable by approximately $7 million as the Company does not expect it will be eligible to recognize the full amount of the tax credit as it expects to have lower than required eligible headcount in the future. The Company has made the necessary annual filing for the year ended December 31, 2023, and expects to make the 2024 filing in April 2025, prior to the required filing deadline. The submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2023 tax credits in 2026.
Note 7: Allowance for Uncollectible Accounts
Presented in the table below are the changes in the allowances for uncollectible accounts for the years ended December 31:

	2024	2023	2022
Balance as of January 1	$(51)	$(60)	$(75)
Amounts charged to expense	(31)	(24)	(24)
Amounts written off	31	28	27
Other, net (a)	(2)	5	12
Balance as of December 31	$(53)	$(51)	$(60)
(a)This portion of the allowance for uncollectible accounts is primarily related to COVID-19 related regulatory asset activity.
Note 8: Goodwill
Goodwill
Presented in the table below are the changes in the carrying value of goodwill for the years ended December 31, 2024 and 2023:

	Regulated Businesses		Other		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of January 1, 2023	$3,470	$(2,332)	$113	$(108)	$3,583	$(2,440)	$1,143
Goodwill from acquisitions	—	—	—	—	—	—	—
Balance as of December 31, 2023	$3,470	$(2,332)	$113	$(108)	$3,583	$(2,440)	$1,143
Goodwill from acquisitions	1	—	—	—	1	—	1
Balance as of December 31, 2024	$3,471	$(2,332)	$113	$(108)	$3,584	$(2,440)	$1,144
The Company completed its annual impairment testing of goodwill as of November 30, 2024, which included qualitative assessments of its Regulated Businesses and MSG reporting units. Based on these assessments, the Company determined that there were no factors present that would indicate that the fair value of these reporting units was less than their respective carrying values as of November 30, 2024.
In 2024, the Company acquired goodwill of $1 million associated with one of its acquisitions in the Regulated Businesses segment. In 2023, there were no additions or impairments to the Company’s goodwill.

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
Dividend Reinvestment and Direct Stock Purchase Plan
Under the Company’s dividend reinvestment and direct stock purchase plan (the “DRIP”), shareholders may reinvest cash common stock dividends and purchase additional shares of Company common stock, up to certain limits, through the plan administrator without paying brokerage commissions. Shares purchased by participants through the DRIP may be newly issued shares, treasury shares, or at the Company’s election, shares purchased by the plan administrator in the open market or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2024, there were approximately 4.1 million shares available for future issuance under the DRIP.
Anti-dilutive Stock Repurchase Program
In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time. The Company did not repurchase shares of common stock during the years ended December 31, 2024 and 2023. As of December 31, 2024, there were 5.1 million shares of common stock available for purchase under the program.
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2024, 2023 and 2022:

	Defined Benefit Plans			Gain (Loss) on Cash Flow Hedge	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance as of January 1, 2022	$(107)	$1	$67	$(6)	$—	$(45)
Other comprehensive income before reclassification	14	—	—	5	—	19
Amounts reclassified from accumulated other comprehensive income	—	—	3	—	—	3
Net other comprehensive income	14	—	3	5	—	22
Ending balance as of December 31, 2022	$(93)	$1	$70	$(1)	$—	$(23)
Other comprehensive (loss) income before reclassification	(3)	—	—	(8)	4	(7)
Amounts reclassified from accumulated other comprehensive income	—	—	4	—	—	4
Net other comprehensive (loss) income	(3)	—	4	(8)	4	(3)
Ending balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
Other comprehensive income (loss) before reclassification	1	—	—	39	(2)	38
Net other comprehensive income (loss)	1	—	—	39	(2)	38
Ending balance as of December 31, 2024	$(95)	$1	$74	$30	$2	$12

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
During 2024, 2023 and 2022, the Company paid $585 million, $532 million and $467 million in cash dividends, respectively. Presented in the table below is the per share cash dividends paid for the years ended December 31:

	2024	2023	2022
December	$0.7650	$0.7075	$0.6550
September	$0.7650	$0.7075	$0.6550
June	$0.7650	$0.7075	$0.6550
March	$0.7075	$0.6550	$0.6025
On December 6, 2024, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.7650 per share payable on March 4, 2025, to shareholders of record as of February 7, 2025.
Under applicable law, the Company’s subsidiaries may pay dividends on their capital stock or other equity only from retained, undistributed or current earnings. A significant loss recorded at a subsidiary may limit the amount of the dividend that the subsidiary can pay. The ability of the Company’s subsidiaries to pay upstream dividends, make other upstream distributions or repay indebtedness to parent company or AWCC, as applicable, is subject to compliance with applicable corporate, tax and other laws, regulatory restrictions and financial and other contractual obligations, including, for example, (i) regulatory capital, surplus or net worth requirements, (ii) outstanding debt service obligations, (iii) requirements to make preferred and preference stock dividend payments, and (iv) other contractual agreements, covenants or obligations made or entered into by the Company and its subsidiaries.
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

Note 10: Stock Based Compensation
The Company has granted stock units, stock awards and dividend equivalents to non-employee directors, officers and employees pursuant to the terms of the 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”), approved by the Company’s shareholders in May 2017. Stock units under the 2017 Omnibus Plan generally vest based on (i) continued employment with the Company (“RSUs”), or (ii) continued employment with the Company where distribution of the shares is subject to the satisfaction in whole or in part of stated performance-based goals (“PSUs”). A total of 7.2 million shares of common stock may be issued under the 2017 Omnibus Plan. As of December 31, 2024, 5.8 million shares were available for grant under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents. Dividend equivalents may be granted only on stock units or other stock-based awards. The 2017 Omnibus Plan expires in 2027.
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
The cost of services received from employees in exchange for the issuance of restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock unit awards at the date of the grant is amortized through expense over the requisite service period. All awards granted in 2024, 2023 and 2022 are classified as equity. The Company recognizes compensation expense for stock awards over the vesting period of the award. The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the reporting period and adjusted as necessary. There have been no significant adjustments to the forfeiture rates during 2024, 2023 and 2022. There were no grants of stock options to employees after 2016, and there were no stock options outstanding as of December 31, 2022. Presented in the table below is the stock-based compensation expense recorded in O&M expense in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2024	2023	2022
RSUs and PSUs	$34	$23	$26
Nonqualified employee stock purchase plan	2	2	2
Stock-based compensation	36	25	28
Income tax benefit	(8)	(6)	(6)
Stock-based compensation expense, net of tax	$28	$19	$22
There were no significant stock-based compensation costs capitalized during the years ended December 31, 2024, 2023 and 2022.
Subject to limitations on deductibility imposed by the Internal Revenue Code of 1986, as amended, the Company receives a tax deduction based on the intrinsic value of the award at the exercise date for stock options and the distribution date for stock units. For each award, throughout the requisite service period, the Company records the tax impacts related to compensation costs as deferred income tax assets. The tax deductions in excess of the deferred benefits recorded throughout the requisite service period are recorded to the Consolidated Statements of Operations and are presented in the financing section of the Consolidated Statements of Cash Flows.
Stock Units
During 2024, 2023 and 2022, the Company granted RSUs to certain employees under the 2017 Omnibus Plan. RSUs generally vest based on continued employment with the Company over periods ranging from one to three years. The RSUs are valued at the closing price of the Company’s common stock on the date of the grant and the majority vest ratably over a three-year service period. These RSUs are amortized through expense over the requisite service period using the straight-line method.
During 2024, 2023 and 2022, the Company granted stock units to non-employee directors under the 2017 Omnibus Plan. The stock units were vested in full on the date of grant. Prior to 2024, distribution of the shares was made within 30 days of the earlier of (i) 15 months after the date of the last annual meeting of shareholders, subject to any deferral election by the director, or (ii) the participant’s separation from service. Beginning in 2024, the shares are distributed within 30 days after the date of grant. Because these stock units vested on the grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.

The grant date fair value of RSUs granted to certain employees and stock units granted to non-employee directors totaled $10 million, $9 million and $9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Presented in the table below is RSU and director stock unit activity for the year ended December 31, 2024:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2023	64	$134.61
Granted	81	123.07
Vested	(59)	148.13
Forfeited	(11)	140.79
Non-vested total as of December 31, 2024	75	$131.20
As of December 31, 2024, $5 million of total unrecognized compensation cost related to the non-vested RSUs is expected to be recognized over the weighted average remaining life of 1.67 years. The total fair value of stock units and RSUs vested was $9 million, $6 million and $6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
During 2024, 2023 and 2022, the Company granted PSUs to certain employees under the 2017 Omnibus Plan with grant date fair values totaling $23 million, $28 million and $20 million, respectively. The majority of PSUs vest ratably based on continued employment with the Company over the three-year performance period (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of one or more internal performance measures and, separately, a relative total shareholder return performance measure, over the Performance Period.
Presented in the table below is PSU activity for the year ended December 31, 2024:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2023	245	$143.26
Granted	177	127.18
Vested	(60)	157.83
Forfeited	(40)	181.71
Non-vested total as of December 31, 2024	322	$130.04
As of December 31, 2024, $7 million of total unrecognized compensation cost related to the non-vested PSUs is expected to be recognized over the weighted average remaining life of 0.83 years. The total fair value of PSUs vested was $23 million, $31 million and $24 million for the years ended December 31, 2024, 2023 and 2022, respectively.
PSUs granted with one or more internal performance measures are valued at the market value of the closing price of the Company’s common stock on the date of grant. PSUs granted with a relative total shareholder return condition are valued, for accounting purposes, using a Monte Carlo simulation model. Expected volatility is based on historical volatilities of traded common stock of the Company and comparative companies using daily stock prices over the past three years. The expected term is three years and the risk-free interest rate is based on the three-year U.S. Treasury rate in effect as of the measurement date. Presented in the table below are the weighted average assumptions used in the Monte Carlo simulation and the weighted average grant date fair values of PSUs granted for the years ended December 31:

	2024	2023	2022
Expected volatility	22.98%	25.45%	29.69%
Risk-free interest rate	4.39%	4.31%	1.90%
Expected life (years)	3.0	3.0	3.0
Grant date fair value per share	$118.95	$168.00	$99.23
The grant date fair value of PSUs that vest ratably and have market and/or performance conditions are amortized through expense over the requisite service period using the graded-vesting method.

Employee Stock Purchase Plan
The Company maintains a nonqualified employee stock purchase plan (the “ESPP”) that expires in 2027 through which employee participants (which excludes certain of the Company’s executives) may use payroll deductions to acquire Company common stock at a purchase price of 85% of the fair market value of the common stock at the end of a three-month purchase period. A total of 2.0 million shares may be issued under the ESPP, and as of December 31, 2024, there were 1.4 million shares of common stock reserved for issuance under the ESPP. The ESPP is considered compensatory. During the years ended December 31, 2024, 2023 and 2022, the Company issued approximately 90,000, 87,000 and 82,000 shares, respectively, under the ESPP.
Note 11: Long-Term Debt
The Company obtains long-term debt through AWCC primarily to fund capital expenditures of the Regulated Businesses, to repay or refinance existing long-term and short-term debt, and to lend funds to parent company to refinance debt and for other purposes. Presented in the table below are the components of long-term debt as of December 31:

	Rate	Weighted Average Rate	Maturity	2024	2023
Long-term debt of AWCC: (a)
Senior notes—fixed rate	2.30%-8.27%	4.02%	2025-2054	$11,786	$10,786
Private activity bonds and government funded debt—fixed rate	0.00%-3.88%	3.07%	2028-2045	187	188
Long-term debt of other American Water subsidiaries:
Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2.04%	2025-2061	761	729
Mortgage bonds—fixed rate	6.35%-9.19%	7.41%	2025-2039	456	516
Mandatorily redeemable preferred stock	8.47%-9.75%	8.64%	2036	3	3
Long-term debt		4.01%		13,193	12,222
Unamortized debt discount, net (b)				(20)	(11)
Unamortized debt issuance costs				(15)	(18)
Less current portion of long-term debt				(637)	(475)
Total long-term debt				$12,521	$11,718
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness.
(b)Includes debt discount, net of fair value adjustments previously recognized in acquisition purchase accounting.
All mortgage bonds and $752 million of the private activity bonds and government funded debt held by the Company’s subsidiaries were collateralized as of December 31, 2024.
Long-term debt agreements contain a number of covenants that, among other things, limit, subject to certain exceptions, AWCC from issuing debt secured by the Company’s consolidated assets. Certain long-term note covenants require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization (each as defined in the relevant documents) of not more than 0.70 to 1.00. The ratio as of December 31, 2024, was 0.58 to 1.00. In addition, the Company has $824 million of notes which include the right to redeem the notes at par value, in whole or in part, from time to time, subject to certain restrictions, with a weighted average interest rate of 2.51%.
Presented in the table below are future sinking fund payments and debt maturities:

Amount
2025	$637
2026	1,478
2027	686
2028	868
2029	936
Thereafter	8,588

Presented in the table below are the issuances of long-term debt in 2024:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	5.15%-5.45%	5.30%	2034-2054	$1,400
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-1.75%	0.01%	2025-2061	46
Total issuances					$1,446
The Company incurred debt issuance costs of $14 million related to the above issuances.
Presented in the table below are the retirements and redemptions of long-term debt in 2024 through sinking fund provisions, optional redemption or payment at maturity:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	3.85%	3.85%	2024	$400
AWCC	Private activity bonds and government funded debt—fixed rate	1.79%-2.31%	2.24%	2024-2031	1
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.50%	1.53%	2024-2061	14
Other American Water subsidiaries	Mortgage bonds—fixed rate	6.99%-7.17%	7.13%	2024	60
Total retirements and redemptions					$475
On February 23, 2024, AWCC completed a $1.4 billion debt offering, which included the sale of $700 million aggregate principal amount of its 5.150% Senior Notes due 2034 and $700 million aggregate principal amount of its 5.450% Senior Notes due 2054. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $1,381 million. AWCC used the net proceeds of the offering (i) to lend funds to American Water and the Regulated Businesses; (ii) to repay at maturity AWCC’s 3.850% Senior Notes due 2024; (iii) to repay AWCC’s commercial paper obligations; and (iv) for general corporate purposes.
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
The Notes are exchangeable at an initial exchange rate of 5.8213 shares of parent company’s common stock per $1,000 principal amount of Notes (equivalent to an initial exchange price of approximately $171.78 per share of common stock). The initial exchange rate of the Notes is subject to adjustment as provided in the indenture pursuant to which the Notes were issued (the “Note Indenture”). Prior to the close of business on the business day immediately preceding March 15, 2026, the Notes are exchangeable at the option of the noteholders only upon the satisfaction of specified conditions and during certain periods described in the Note Indenture. On or after March 15, 2026, until the close of business on the business day immediately preceding the Maturity Date, the Notes will be exchangeable at the option of the noteholders at any time regardless of these conditions or periods. Upon any exchange of the Notes, AWCC will (i) pay cash up to the aggregate principal amount of the Notes and (ii) pay or deliver (or cause to be delivered), as the case may be, cash, shares of parent company’s common stock, or a combination of cash and shares of such common stock, at AWCC's election, in respect of the remainder, if any, of AWCC’s exchange obligation in excess of the aggregate principal amount of the Notes being exchanged.
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

One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as treasury lock agreements. The Company also reduces exposure to interest rates by managing commercial paper and debt maturities. The Company does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations and minimizes this risk by dealing only with leading, creditworthy financial institutions having long-term credit ratings of “A-” or better.
During the second half of 2024, the Company entered into eight treasury lock agreements, with a term of 10 years or 30 years, with notional amounts totaling $355 million, to reduce interest rate exposure on debt expected to be issued in 2025. These treasury lock agreements terminate in June 2025 and December 2025 and have an average fixed interest rate of 4.03%. In 2025, the Company entered into five additional treasury lock agreements, with a term of 10 years, with notional amounts totaling $275 million, to reduce interest rate exposure on debt expected to be issued in 2025. These treasury lock agreements terminate in March 2025 and have an average fixed interest rate of 4.60%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
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
No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2024, 2023 or 2022.
Note 12: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, issuances of commercial paper and equity, and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. AWCC maintains an unsecured revolving credit facility which provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. On October 28, 2024, the termination date of the credit agreement with respect to AWCC’s revolving credit facility was extended, as permitted by the terms of the credit agreement, from October 2028 to October 2029. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit for the issuance of up to $150 million in letters of credit. Letters of credit are non-debt instruments maintained to provide credit support for certain transactions as requested by third parties. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million. The Company regularly evaluates the capital markets and closely monitors the financial condition of the financial institutions with contractual commitments in its revolving credit facility. Interest rates on advances under the facility are based on a credit spread to the Secured Overnight Financing Rate (or applicable market replacement rate) or base rate, each determined in accordance with Moody’s Ratings and S&P Global Ratings’ then applicable credit rating on AWCC’s senior unsecured, non-credit enhanced debt.
Short-term debt consists of commercial paper borrowings totaling $880 million and $180 million as of December 31, 2024 and 2023, respectively, or net of discount $879 million and $179 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, AWCC had no outstanding borrowings under the revolving credit facility and there were no commercial paper borrowings outstanding with maturities greater than three months.

Presented in the tables below are the aggregate credit facility commitment, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2024
	Commercial Paper Limit	Letters of Credit	Total (a)

Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.

	2023
	Commercial Paper Limit	Letters of Credit	Total (a)

Total availability	$2,600	$150	$2,750
Outstanding debt	(180)	(75)	(255)
Remaining availability as of December 31, 2023	$2,420	$75	$2,495
(a)Total remaining availability of $2.5 billion as of December 31, 2023, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2024 and 2023, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity

Available liquidity as of December 31, 2024	$96	$1,788	$1,884
Available liquidity as of December 31, 2023	$330	$2,495	$2,825
Presented in the table below is the short-term borrowing activity for AWCC for the years ended December 31:

	2024	2023
Average borrowings	$161	$288
Maximum borrowings outstanding	$880	$1,570
Weighted average interest rates, as of December 31	4.65%	5.51%
The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2024, was 0.58 to 1.00.
The Company does not have any material borrowings that are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under AWCC’s revolving credit facility.
Note 13: General Taxes
Presented in the table below are the components of general tax expense for the years ended December 31:

	2024	2023	2022
Property and capital stock	$125	$119	$108
Gross receipts and franchise	140	134	124
Payroll	41	38	36
Other general	14	16	13
Total general taxes	$320	$307	$281

Note 14: Income Taxes
Presented in the table below are the components of income tax expense for the years ended December 31:

	2024	2023	2022
Current income taxes:
State	$16	$16	$26
Federal	136	28	82
Total current income taxes	$152	$44	$108
Deferred income taxes:
State	$53	$44	$24
Federal	104	165	57
Amortization of deferred investment tax credits	(1)	(1)	(1)
Total deferred income taxes	156	208	80
Provision for income taxes	$308	$252	$188
Presented in the table below is a reconciliation between the statutory federal income tax rate and the Company’s effective tax rate for the years ended December 31:

	2024	2023	2022
Income tax at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
State taxes, net of federal taxes	4.0%	4.0%	4.1%
EADIT	(2.7)%	(4.2)%	(6.5)%
Other, net	0.4%	0.3%	0.1%
Effective tax rate	22.7%	21.1%	18.7%
Presented in the table below are the components of the net deferred tax liability as of December 31:

	2024	2023
Deferred tax assets:
Advances and contributions	$493	$478
Tax losses and credits	128	17
Regulatory income tax assets	181	191
Pension and other postretirement benefits	64	75
Other	163	172
Total deferred tax assets	1,029	933
Valuation allowance	(8)	(11)
Total deferred tax assets, net of allowance	$1,021	$922
Deferred tax liabilities:
Property, plant and equipment	$3,553	$3,269
Deferred pension and other postretirement benefits	86	84
Other	244	268
Total deferred tax liabilities	3,883	3,621
Total deferred tax liabilities, net of deferred tax assets	$(2,862)	$(2,699)
As of December 31, 2024 and 2023, the Company had state net operating loss (“NOL”) carryforwards of $251 million and $238 million, respectively, a portion of which are offset by a valuation allowance as the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards expire in 2025 through 2044.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be carried forward indefinitely and utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024. As of December 31, 2024, the Company has a CAMT credit carryforward of $111 million.
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
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for taxable years ended December 31, 2019 and prior.
Presented in the table below are the changes in gross liability, excluding interest and penalties, for unrecognized tax benefits:

Amount
Balance as of January 1, 2022	$140
Increases in current period tax positions	26
Decreases in prior period measurement of tax positions	(8)
Balance as of December 31, 2022	$158
Increases in current period tax positions	27
Decreases in prior period measurement of tax positions	(37)
Balance as of December 31, 2023	$148
Increases in current period tax positions	34
Increases in prior period measurement of tax positions	21
Balance as of December 31, 2024	$203
The Company’s tax positions relate primarily to the deductions claimed for repair and maintenance costs on its utility plant. The Company expects a reduction of approximately $81 million in its unrecognized tax benefits within the next year due to the expiration of statutes of limitation, offset by current year activity.
If the Company sustains all of its positions as of December 31, 2024, an unrecognized tax benefit of $8 million, excluding interest and penalties, would impact the Company’s effective tax rate. The Company had an immaterial amount of interest and penalties related to its tax positions as of December 31, 2024 and 2023.
Presented in the table below are the changes in the valuation allowance:

Amount
Balance as of January 1, 2022	$10
Increases in current period tax positions	1
Balance as of December 31, 2022	$11
Increases in current period tax positions	—
Balance as of December 31, 2023	$11
Decreases in current period tax positions	(3)
Balance as of December 31, 2024	$8

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
In order to minimize asset volatility relative to the liabilities, a portion of plan assets is allocated to long duration fixed income investments that are exposed to interest rate risk. Increases in interest rates generally will result in a decline in the value of fixed income assets while reducing the present value of the liabilities. Conversely, rate decreases will increase fixed income assets, partially offsetting the related increase in the liabilities. Within equities, risk is mitigated by constructing a portfolio that is broadly diversified by geography, market capitalization, manager mandate size, investment style and process. For the Bargained Retiree Voluntary Employees’ Beneficiary Association (“Bargained VEBA”) trust, its asset structure is designed to meet the cash flows of the liabilities. This design reduces the plan’s exposure to changes in interest rates.
Actual allocations to each asset class vary from target allocations due to periodic investment strategy updates, market value fluctuations, the length of time it takes to fully implement investment allocations, and the timing of benefit payments and contributions. The asset allocation is rebalanced on a quarterly basis, if necessary.
Pension Plan Assets
The investment policy guideline of the pension plan is focused on diversification, improving returns and reducing the volatility of the funded status over a long-term horizon. None of the Company’s securities are included in pension plan assets.
The Company uses fair value for all classes of assets in the calculation of market-related value of plan assets. As of December 31, 2024, the fair values and asset allocations of the pension plan assets include the American Water Pension Plan and the American Water Pension Plan for Certain Inactive Participants.

Presented in the tables below are the fair values and asset allocations of the pension plan assets as of December 31, 2024 and 2023, respectively, by asset category:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (a)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2024
Cash	$40	$40	$—	$—	$—	3%
Equity securities:
U.S. large cap	155	29	—	—	126	11%
U.S. small cap	34	34	—	—	—	2%
International	258	—	—	—	258	19%
Real estate fund	120	—	—	—	120	9%
REITs	6	—	—	—	6	—%
Fixed income securities:
U.S. Treasury securities and government bonds	232	169	1	—	62	17%
Corporate bonds	489	—	489	—	—	35%
Mortgage-backed securities	6	—	6	—	—	—%
Municipal bonds	20	—	20	—	—	2%
Guarantee annuity contracts	32	—	—	32	—	2%
Total	$1,392	$272	$516	$32	$572	100%

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (a)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2023
Cash	$56	$56	$—	$—	$—	4%
Equity securities:
U.S. large cap	134	23	—	—	111	9%
U.S. small cap	37	37	—	—	—	3%
International	235	—	—	—	235	16%
Real estate fund	132	—	—	—	132	9%
REITs	6	—	—	—	6	—%
Fixed income securities:
U.S. Treasury securities and government bonds	234	171	2	—	61	16%
Corporate bonds	531	—	531	—	—	38%
Mortgage-backed securities	8	—	8	—	—	1%
Municipal bonds	23	—	23	—	—	2%
Long duration bond fund	3	—	—	—	3	—%
Guarantee annuity contracts	32	—	—	32	—	2%
Total	$1,431	$287	$564	$32	$548	100%
(a)There were no material changes during the period for the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2024 and 2023, respectively.
The Company’s 2025 target pension plan asset allocation is 37% equity securities and 63% fixed income securities. The Company’s 2024 target pension plan asset allocation was 37% equity securities and 63% fixed income securities.

Other Postretirement Benefit Plan Assets
The investment policy guidelines of the postretirement plans focus on the appropriate strategy given the funded status of the plans. None of the Company’s securities are included in other postretirement benefit plan assets. The Company’s postretirement benefit plans have different levels of funded status and the assets are held under various trusts. The investments and risk mitigation strategies for the plans are tailored specifically for each trust. In setting new strategic asset mixes, consideration is given to the likelihood that the selected asset allocation will effectively fund the projected plan liabilities and meet the risk tolerance criteria of the Company. The Company periodically updates the long-term, strategic asset allocations for these plans through asset liability studies and uses various analytics to determine the optimal asset allocation. Considerations include plan liability characteristics, liquidity needs, funding requirements, expected rates of return and the distribution of returns. The American Water Retiree Welfare Plan (“Retiree Welfare Plan”) is funded by the Bargained VEBA trust, the Non-Bargained Retiree Voluntary Employees’ Beneficiary Association (“Non-Bargained VEBA”) trust, the Voluntary Employees’ Beneficiary Association (“Active VEBA”) trust, and the American Water Life Insurance Voluntary Employees’ Beneficiary Association Trust.
Presented in the tables below are the fair values and asset allocations of the postretirement benefit plan assets as of December 31, 2024 and 2023, respectively, by asset category:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2024
Bargained VEBA:
Cash	$4	$4	$—	$—	$—	4%
Fixed income securities:
U.S. Treasury securities and government bonds	7	7	—	—	—	7%
Corporate bonds	83	—	83	—	—	86%
Municipal bonds	3	—	3	—	—	3%
Total bargained VEBA	$97	$11	$86	$—	$—	100%
Active VEBA:
Cash	$2	$2	$—	$—	$—	7%
Fixed income securities:
U.S. Treasury securities and government bonds	2	2	—	—	—	7%
Corporate bonds	23	—	23	—	—	82%
Municipal bonds	1	—	1	—	—	4%
Total Active VEBA	$28	$4	$24	$—	$—	100%
Non-bargained VEBA:
Cash	$3	$3	$—	$—	$—	2%
Equity securities:
U.S. large cap	46	46	—	—	—	36%
International	30	30	—	—	—	23%
Fixed income securities:
U.S. Treasury securities and government bonds	1	1	—	—	—	1%
Municipal bonds	48	—	48	—	—	38%
Total non-bargained VEBA	$128	$80	$48	$—	$—	100%
Total	$253	$95	$158	$—	$—	100%

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2023
Bargained VEBA:
Cash	$4	$4	$—	$—	$—	4%
Fixed income securities:
U.S. Treasury securities and government bonds	7	7	—	—	—	7%
Corporate bonds	86	—	86	—	—	85%
Municipal bonds	4	—	4	—	—	4%
Total bargained VEBA	$101	$11	$90	$—	$—	100%
Active VEBA:
Cash	$2	$2	$—	$—	$—	6%
Fixed income securities:
U.S. Treasury securities and government bonds	2	2	—	—	—	6%
Corporate bonds	26	—	26	—	—	82%
Municipal bonds	2	—	2	—	—	6%
Total Active VEBA	$32	$4	$28	$—	$—	100%
Non-bargained VEBA:
Cash	$2	$2	$—	$—	$—	2%
Equity securities:
U.S. large cap	44	44	—	—	—	35%
International	30	30	—	—	—	24%
Fixed income securities:
Municipal bonds	49	—	49	—	—	39%
Total non-bargained VEBA	$125	$76	$49	$—	$—	100%
Total	$258	$91	$167	$—	$—	100%
The Company’s 2025 target postretirement benefit plan asset allocation for the Bargained VEBA and Active VEBA is 100% fixed income securities and for the Non-bargained VEBA is 60% equity securities and 40% fixed income securities. The Company’s 2024 target postretirement benefit plan asset allocation for the Bargained VEBA and Active VEBA was 100% fixed income securities and for the Non-bargained VEBA was 60% equity securities and 40% fixed income securities.
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

Benefit Obligations, Plan Assets and Funded Status
Presented in the table below is a rollforward of the changes in the benefit obligation and plan assets for the two most recent years, for all plans combined:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation as of January 1,	$1,622	$1,578	$247	$255
Service cost	17	17	2	2
Interest cost	83	85	12	14
Plan participants' contributions	—	—	3	3
Actuarial loss (gain)	(55)	67	(18)	(4)
Settlements	(2)	(3)	—	—
Gross benefits paid	(105)	(118)	(22)	(24)
Federal subsidy	—	—	1	1
Other adjustments	—	(4)	—	—
Benefit obligation as of December 31,	$1,560	$1,622	$225	$247
Change in plan assets:
Fair value of plan assets as of January 1,	$1,431	$1,413	$258	$254
Actual return on plan assets	19	93	11	22
Employer contributions	49	46	3	3
Plan participants' contributions	—	—	3	3
Settlements	(2)	(3)	—	—
Benefits paid	(105)	(118)	(22)	(24)
Fair value of plan assets as of December 31,	$1,392	$1,431	$253	$258
Funded value as of December 31,	$(168)	$(191)	$28	$11
Amounts recognized on the balance sheet:
Noncurrent asset	$51	$73	$29	$12
Current liability	(2)	(2)	—	—
Noncurrent liability	(217)	(262)	(1)	(1)
Net amount recognized	$(168)	$(191)	$28	$11
Presented in the table below are the components of accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2024	2023	2024	2023
Net actuarial loss	$337	$340	$13	$30
Prior service credit	(5)	(8)	(84)	(115)
Net amount recognized	$332	$332	$(71)	$(85)

Regulatory assets (liabilities)	$304	$300	$(71)	$(85)
Accumulated other comprehensive income	28	32	—	—
Total	$332	$332	$(71)	$(85)

Presented in the tables below are the aggregate projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with a projected obligation in excess of plan assets as of December 31:

	Projected Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2024	2023
Projected benefit obligation	$916	$952
Fair value of plan assets	697	688

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2024	2023
Accumulated benefit obligation	$852	$875
Fair value of plan assets	697	688
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
Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to or greater than the minimum required contributions or the normal cost in 2025 to the qualified pension plans. Contributions may be in the form of cash contributions as well as available prefunding balances.
Presented in the table below is information about the expected cash flows for the pension and postretirement benefit plans:

	Pension Benefits	Other Benefits
2025 expected employer contributions:
To plan trusts	$44	$—
To plan participants	2	—
Estimated Future Benefit Payments
Presented in the table below are the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2025	$121	$22	$1
2026	122	22	1
2027	124	22	1
2028	124	21	1
2029	125	20	1
2030-2034	612	90	2
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
Presented in the table below are the significant assumptions related to the pension and other postretirement benefit plans:

	Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022
Weighted average assumptions used to determine December 31 benefit obligations:
Discount rate	5.70%	5.18%	5.58%	5.69%	5.22%	5.60%
Rate of compensation increase	3.51%	3.51%	3.51%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.50% in 2025	6.75% in 2024	7.00% in 2023
				to 5.00% in 2031+	to 5.00% in 2031+	to 5.00% in 2031+
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.18%	5.58%	2.94%	5.22%	5.60%	2.90%
Expected return on plan assets	6.73%	6.79%	6.50%	5.00%	5.00%	3.60%
Rate of compensation increase	3.51%	3.51%	3.51%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.75% in 2024	7.00% in 2023	6.00% in 2022
				to 5.00% in 2031+	to 5.00% in 2031+	to 5.00% in 2026+
NOTE:     “N/A” in the table above means assumption is not applicable.
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
The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns. The Company’s pension expense increases as the expected return on assets decreases. The Company used a weighted average expected return on plan assets of 6.73% to estimate its 2024 pension benefit costs, and an expected blended return based on weighted assets of 5.00% to estimate its 2024 other postretirement benefit costs.
For the years ended December 31, 2024, 2023 and 2022, the Company’s mortality assumption utilized the Pri-2012 base mortality table with the MP-2021 mortality improvement scale.

Components of Net Periodic Benefit Cost
Presented in the table below are the components of net periodic benefit costs for the years ended December 31:

	2024	2023	2022
Components of net periodic pension benefit cost (credit):
Service cost	$17	$17	$30
Interest cost	83	85	64
Expected return on plan assets	(94)	(94)	(122)
Amortization of prior service (credit) cost	(3)	(3)	(3)
Amortization of actuarial loss	22	13	21
Settlements	1	1	—
Net periodic pension benefit cost (credit)	$26	$19	$(10)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$(1)	$3	$(14)
Amortization of actuarial loss	—	(4)	(3)
Total recognized in other comprehensive income	(1)	(1)	(17)
Total recognized in net periodic benefit cost (credit) and other comprehensive income	$25	$18	$(27)
Components of net periodic other postretirement benefit (credit) cost:
Service cost	$2	$2	$3
Interest cost	12	14	10
Expected return on plan assets	(12)	(12)	(19)
Amortization of prior service credit	(31)	(31)	(31)
Amortization of actuarial loss	—	2	—
Net periodic other postretirement benefit (credit) cost	$(29)	$(25)	$(37)
Savings Plans for Employees
The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006, the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company’s 401(k) savings plan expenses totaled $15 million, $14 million and $13 million for 2024, 2023 and 2022, respectively. Additionally, the Company’s 5.25% of base pay defined contribution benefit expenses totaled $18 million, $17 million and $16 million for 2024, 2023 and 2022, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employees.
Note 16: Commitments and Contingencies
Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $1.1 billion as of December 31, 2024.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. Presented in the table below are the future annual commitments related to minimum quantities of purchased water having non-cancelable contracts:

Amount
2025	$81
2026	70
2027	63
2028	64
2029	64
Thereafter	859
The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. See Note 4—Revenue Recognition for additional information regarding the Company’s performance obligations.
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of December 31, 2024, the Company has accrued approximately $16 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $9 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 16—Commitments and Contingencies, will not have a material adverse effect on the Company.
Dunbar, West Virginia Class Action Litigation
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
In February 2020, the Jeffries plaintiffs filed a motion seeking class certification on the issues of breach of contract and negligence, and to determine the applicability of punitive damages and a multiplier for those damages if imposed. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier. Trial in this matter had been scheduled for January 2025.
On January 17, 2025, before trial commenced, the parties notified the Circuit Court that an agreement in principle to settle this litigation was reached among the parties. Under the terms of the agreement in principle and any subsequent proposed settlement agreement, WVAWC has not admitted, and will not admit, any fault or liability for any of the allegations made by the Jeffries plaintiffs. The proposed maximum pre-tax amount of the settlement is approximately $18 million, of which the Company currently estimates that approximately $5 million would be contributed by the Company and WVAWC, and the remainder would be contributed by certain of the Company’s general liability insurance carriers. The actual total amount to be paid to claimants through this settlement will depend upon the claims submitted and approved through a claims process to be negotiated by the parties and approved by the Circuit Court. The parties will next negotiate and enter into a proposed settlement agreement based on the terms of the agreement in principle, and the proposed settlement agreement will be subject to preliminary and final approvals by the Circuit Court.

The final amount of the Company’s and WVAWC’s contributions to the settlement remains subject to uncertainty; however, the Company does not currently anticipate that Company’s maximum liability for the settlement will materially exceed $5 million. As a result, the Company has recorded a charge to earnings, net of insurance receivables, of $5.0 million ($3.9 million after-tax) in the fourth quarter of 2024. The Company intends to fund its and WVAWC’s contributions to the settlement through existing sources of liquidity, although no contribution by the Company or WVAWC will be required unless and until a proposed settlement agreement has been entered into and finally approved by the Circuit Court.
Chattanooga, Tennessee Class Action Litigation
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
In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC, which remain pending. In October 2020, TAWC answered the complaint, and the parties have been engaging in discovery. In January 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. In February 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. In September 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. In October 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On June 14, 2024, the court issued its written order denying the Tennessee Plaintiffs’ amended class and incorporating its denial of certification of the original residential class. On June 21, 2024, the Tennessee Plaintiffs appealed both of the court’s orders denying class certification. This appeal remains pending.
The Company and TAWC believe that TAWC has valid, meritorious defenses to the claims raised in this class action complaint. TAWC will continue to vigorously defend itself against these allegations. Given the current stage of this proceeding, the Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of loss related to this proceeding.
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
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. On March 6, 2024, the motion to transfer this complaint to the West Virginia Business Court was granted and trial and resolution judges were assigned. Mountaineer Gas voluntarily dismissed its implied indemnity count against WVAWC, rendering moot WVAWC’s partial motion to dismiss, and on May 31, 2024, WVAWC answered the complaint. The Business Court has set a trial date of October 7, 2025, for this matter.
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

On December 6, 2023, WVAWC initiated a process whereby Mountaineer Gas customers could file claims with WVAWC and seek payment from WVAWC of up to $2,000 in damages per affected household for the inconvenience arising from a loss of use of their appliances and documented out-of-pocket expenses as a result of the natural gas outage. In light of the diminishing number of new claims that had been filed, the claims process was concluded on March 8, 2024. As of December 31, 2024, a total of 594 Mountaineer Gas customers completed this claims process, and each of those customers has been paid by WVAWC an average of approximately $1,500. In return, these customers were required to execute a partial release of liability in favor of WVAWC.
On November 16, 2023, the WVPSC issued an order initiating a general investigation into both the water main break and natural gas outages occurring in this incident to determine the cause or causes thereof, as well as breaks and outages generally throughout the systems of WVAWC and Mountaineer Gas and the utility practices of both utilities. Following a series of disagreements among the parties regarding the scope of discovery, the WVPSC closed the general investigation into both utilities and ordered a separate general investigation for each utility. The WVPSC focused the two general investigations away from the cause of the events and instead on the maintenance practices of each utility during and after the main breaks. On January 29, 2024, the Consumer Advocate Division of the WVPSC filed a motion to intervene in the WVAWC general investigation.
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
The Company and WVAWC believe that the causes of action and other claims asserted against WVAWC in the class action complaints and the lawsuit filed by Mountaineer Gas are without merit and that WVAWC has valid, meritorious defenses to such claims. WVAWC continues to defend itself vigorously in these litigation proceedings.
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
Cal Am is currently involved in developing the Monterey Peninsula Water Supply Project (the “Water Supply Project”), which includes the construction of a desalination plant, to be owned by Cal Am, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water and the Monterey Peninsula Water Management District (the “MPWMD”), as well as an expanded aquifer storage and recovery program. The Water Supply Project is intended, among other things, to fulfill Cal Am’s obligations under the Orders.
Cal Am’s ability to move forward on the Water Supply Project is and has been subject to administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In 2016, the CPUC unanimously approved a final decision to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to $50 million in associated incurred costs, plus AFUDC, subject to meeting certain criteria.
In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $281 million in aggregate costs as of December 31, 2024, related to the Water Supply Project, which includes $88 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project. On December 5, 2022, the CPUC issued a final decision that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022, final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. The decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding. Further evidentiary hearings were held in March 2024. This matter remains pending.
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
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. In December 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of slant wells for the Water Supply Project. Cal Am is named as a real party in interest. On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s causes of action in the petition. A trial commenced on December 9, 2024, and further proceedings continued in January 2025. This matter remains pending.

Following the issuance of the coastal development permit, Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2024, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2025 and future years may be impacted by a number of factors, including without limitation potential recurrence of drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The Orders remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the Orders.
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
In 2015, Cal Am and MCWRA filed a complaint in San Francisco County Superior Court against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”), seeking to recover compensatory, consequential and incidental damages associated with the failure of the RDP, as well as punitive and treble damages, statutory penalties and attorneys’ fees. In 2019, MCWD was granted a motion for summary judgment related to the tort claims in the complaint. A settlement as to the non-tort claims was finalized and entered into in March 2020. As part of this settlement, Cal Am’s and MCWRA’s right to appeal the dismissal of their tort claims against MCWD were expressly reserved, and, in July 2020, Cal Am filed its appeal. In December 2022, the trial court’s decision was reversed on appeal with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. On June 27, 2024, MCWD filed a motion for judgment on the pleadings. Following a hearing, on December 5, 2024, the court granted MCWD’s motion without leave to amend, dismissing all of Cal Am’s remaining tort claims. Final judgment was entered on January 7, 2025. Cal Am intends to file a notice of appeal of the trial court’s decision.
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
MPWMD Condemnation Action
Separate from the proceedings related to the MPWMD’s application with LAFCO, by letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requested access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. On April 28, 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held on October 10, 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets. On December 15, 2023, the MPWMD filed a lawsuit against Cal Am in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit seeking to condemn Cal Am’s Monterey system assets. Cal Am’s motion asserted that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. Hearings on the motion were held on May 3, 2024, and August 23, 2024. On November 14, 2024, the court issued a final ruling denying Cal Am’s motion to dismiss. Cal Am filed its answer to the complaint on December 13, 2024. This matter remains pending.
While the Company cannot currently predict the outcome of the MPWMD’s eminent domain lawsuit, the Company believes that, given existing legal authorities and its other defenses, Cal Am should be able to defend itself successfully against this lawsuit.
Note 17: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31:

	2024	2023	2022
Numerator:
Net income attributable to common shareholders	$1,051	$944	$820

Denominator:
Weighted average common shares outstanding—Basic	195	193	182
Effect of dilutive common stock equivalents	—	—	—
Weighted average common shares outstanding—Diluted	195	193	182
The effect of dilutive common stock equivalents is related to outstanding stock options, RSUs and PSUs granted under the Company’s 2007 Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Plan, as well as estimated shares to be purchased under the ESPP. Less than one million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2024, 2023 and 2022, because their effect would have been anti-dilutive under the treasury stock method.
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
Secured seller promissory note from the sale of the Homeowner Services Group—The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS is $795 million and $720 million as of December 31, 2024 and 2023, respectively. This amount represents the principal amount owed under the secured promissory seller note, for which the Company expects to receive full payment. The accounting fair value measurement of the secured seller promissory note approximated $793 million and $704 million as of December 31, 2024 and 2023, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller promissory note is classified as Level 3 within the fair value hierarchy. On February 2, 2024, the secured seller promissory note from the sale of HOS was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of a $75 million contingent cash payment, see Note 5—Acquisitions and Divestitures for additional information. As of December 31, 2023, the contingent cash payment was accounted for as a receivable, as the conditions had been satisfied, and its carrying amount, which approximated fair value, was included as a long-term asset in Other on the Consolidated Balance Sheets.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of December 31, 2024
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,155	10,165	1,050	658	11,873

	As of December 31, 2023
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	12,190	9,575	1,044	757	11,376
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
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$44	$—	$—	$44
Rabbi trust investments	29	—	—	29
Deposits	6	—	—	6
Other investments:
Money market and other	21	—	—	21
Fixed-income securities	88	6	—	94
Mark-to-market derivative asset	—	24	—	24
Total assets	188	30	—	218

Liabilities:
Deferred compensation obligations	34	—	—	34
Total liabilities	34	—	—	34
Total assets	$154	$30	$—	$184

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$34	$—	$—	$34
Rabbi trust investments	22	—	—	22
Deposits	8	—	—	8
Other investments:
Money market and other	26	—	—	26
Fixed-income securities	140	6	—	146
Total assets	230	6	—	236

Liabilities:
Deferred compensation obligations	27	—	—	27
Mark-to-market derivative liability	—	8	—	8
Total liabilities	27	8	—	35
Total assets (liabilities)	$203	$(2)	$—	$201
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
Other investments—The Company maintains the Active VEBA trust for purposes of paying active union employee medical benefits. The investments in the Active VEBA trust primarily consist of money market funds and available-for-sale fixed-income securities.
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
The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $71 million and $62 million in other current assets, as of December 31, 2024 and 2023, respectively, and $44 million and $111 million in other long-term assets, as of December 31, 2024 and 2023, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.

The following tables summarize the unrealized positions for available-for-sale fixed income securities:

	As of December 31, 2024
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$94	$2	$2	$94

	As of December 31, 2023
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$143	$6	$3	$146
The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of December 31, 2024, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$57
1 year - 5 years	25
5 years - 10 years	5
Greater than 10 years	7
Total	$94
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $143 million and $144 million as of December 31, 2024 and 2023, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2025 through 2029, and $37 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $12 million, $11 million and $12 million for the years ended December 31, 2024, 2023 and 2022, respectively.
For the year ended December 31, 2024, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, was $11 million. For the year ended December 31, 2024, ROU assets obtained in exchange for new operating lease liabilities was $11 million.
As of December 31, 2024, the weighted-average remaining lease term of the operating leases was 18 years, and the weighted-average discount rate of the operating leases was 5%.
The future maturities of lease liabilities at December 31, 2024, were $11 million in 2025, $10 million in 2026, $10 million in 2027, $8 million in 2028, $7 million in 2029 and $86 million thereafter. At December 31, 2024, imputed interest was $47 million.

Note 20: Segment Information
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by the chief operating decision maker to make operating decisions, assess performance and allocate resources. The Company operates its businesses primarily through one reportable segment, the Regulated Businesses segment. The Regulated Businesses segment is the largest component of the Company’s business and includes subsidiaries that provide water and wastewater services to customers in 14 states.
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
The Company’s chief operating decision maker is the Chief Executive Officer. The chief operating decision maker uses segment net income or loss to evaluate profit generated from segment assets when making decisions about allocating resources. The chief operating decision maker also uses segment net income to monitor budget versus actual results to assess the performance of the segment.
Presented in the tables below is summarized segment information as of and for the years ended December 31:

	2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$4,296	$388	$4,684
Less:
Operation and maintenance (a)	1,517	341	1,858
Other segment items (b)	241	9	250
Depreciation and amortization	772	16	788
Interest expense	416	107	523
Interest income	(17)	(77)	(94)
Provision for income taxes	302	6	308
Net income (loss) attributable to common shareholders	$1,065	$(14)	$1,051
Total assets	$29,941	$2,889	$32,830
Capital expenditures	$2,838	$18	$2,856
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	2023
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,920	$314	$4,234
Less:
Operation and maintenance (a)	1,441	279	1,720
Other segment items (b)	220	7	227
Depreciation and amortization	693	11	704
Interest expense	364	96	460
Interest income	(28)	(45)	(73)
Provision for (benefit from) income taxes	259	(7)	252
Net income (loss) attributable to common shareholders	$971	$(27)	$944
Total assets	$27,480	$2,818	$30,298
Capital expenditures	$2,551	$24	$2,575
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Other operating expenses, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	2022
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,505	$287	$3,792
Less:
Operation and maintenance (a)	1,345	244	1,589
Other segment items (b)	173	11	184
Depreciation and amortization	633	16	649
Interest expense	314	119	433
Interest income	(2)	(50)	(52)
Gain on sale of businesses	—	(19)	(19)
Provision for income taxes	188	—	188
Net income (loss) attributable to common shareholders	$854	$(34)	$820
Total assets	$25,038	$2,749	$27,787
Capital expenditures	$2,284	$13	$2,297
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

Note 21: Unaudited Quarterly Data
Presented in the tables below are supplemental, unaudited, consolidated, quarterly financial data for each of the four quarters in the years ended December 31, 2024 and 2023, respectively. The operating results for any quarter are not indicative of results that may be expected for a full year or any future periods.

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$1,011	$1,149	$1,323	$1,201
Operating income	326	449	543	400
Net income attributable to common shareholders	185	277	350	239
Basic earnings per share:
Net income attributable to common shareholders	$0.95	$1.42	$1.80	$1.22
Diluted earnings per share:
Net income attributable to common shareholders	0.95	1.42	1.80	1.22

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$938	$1,097	$1,167	$1,032
Operating income	295	432	478	299
Net income attributable to common shareholders	170	280	323	171
Basic earnings per share: (a)
Net income attributable to common shareholders	$0.91	$1.44	$1.66	$0.88
Diluted earnings per share: (a)
Net income attributable to common shareholders	0.91	1.44	1.66	0.88
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
Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
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
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, as of December 31, 2024, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Chief Executive Officer Succession
On February 19, 2025, reflecting the Company’s existing and ongoing executive development and succession planning activities by management and the Board of Directors, Ms. Hardwick, the Company’s Chief Executive Officer and a director, notified Karl F. Kurz, Board Chair, of her decision to retire as the Company’s Chief Executive Officer and principal executive officer, effective as of the conclusion of the Company’s 2025 Annual Meeting of Shareholders (the “2025 Annual Meeting”). In her notice, Ms. Hardwick also indicated her decision not to stand for re-election to the Board of Directors at the 2025 Annual Meeting. On February 19, 2025, the Board of Directors accepted Ms. Hardwick’s notice and, upon the recommendation of the Nominating Committee, determined that she would not stand for re-election to the Board of Directors at the 2025 Annual Meeting. Ms. Hardwick’s decision not to stand for re-election to the Board of Directors was not as a result of any disagreement with the Company or the Board of Directors on any matter relating to the Company’s operations, policies or practices.
On February 19, 2025, to provide for the orderly succession of Ms. Hardwick’s roles, the Board of Directors designated Mr. Griffith, the Company’s President, to serve as the Company’s President and Chief Executive Officer and as principal executive officer, effective as of the conclusion of the 2025 Annual Meeting, to hold office until the Company’s 2026 Annual Meeting of Shareholders (the “2026 Annual Meeting”) and until his successor has been elected and qualified, or until his earlier death, resignation or removal. Upon the recommendation of the Nominating Committee, the Board of Directors also nominated Mr. Griffith for election to the Board of Directors at the 2025 Annual Meeting, and he will be included among the director nominees of the Board of Directors to be named in the Company’s 2025 Proxy Statement. If elected to the Board of Directors by the shareholders of the Company, Mr. Griffith would serve until the Company’s 2026 Annual Meeting and until his successor has been elected and qualified, or until his earlier death, resignation or removal, and would not serve on any committee of the Board of Directors. See Item 1—Business—Information About Our Executive Officers, for more information about Mr. Griffith’s business experience.
Other than existing compensatory arrangements between Mr. Griffith and the Company as described in the Company’s 2024 Proxy Statement, in connection with his succession: (i) there are no arrangements or understandings between Mr. Griffith and any other person pursuant to which Mr. Griffith was designated or nominated to serve in his new roles, (ii) no material plan, contract or arrangement has been entered into with Mr. Griffith, and no such plan, contract or arrangement with Mr. Griffith has been materially amended, and (iii) no grant of any award to Mr. Griffith or modification of an existing award has been made. Mr. Griffith does not have any family relationship with any director or other executive officer of the Company, or any person nominated or chosen by the Company to become a director or executive officer, and does not have any direct or indirect material interest in any transaction in which the Company is or is to be a participant and which would require reporting under Item 404(a) of Regulation S-K.
In connection with Ms. Hardwick’s retirement, the ED&CC recommended, based on the advice of its independent compensation consultant, and the independent members of the Board of Directors approved, in addition to Ms. Hardwick’s customary executive compensation for 2025 (which was consistent with her executive compensation for 2024), a discretionary cash payment to Ms. Hardwick of $800,000, less all applicable withholdings and deductions, in recognition of her outstanding service and performance in the role as Chief Executive Officer.
Board of Directors Committee Changes
As part of its annual 2025 committee review process and to appropriately distribute director responsibilities, on February 19, 2025, the Board of Directors, upon the recommendation of the Nominating Committee, appointed director Stuart M. McGuigan to serve on the ED&CC and the SETO Committee, and determined that director Patricia L. Kampling will no longer serve on the SETO Committee, each of which actions took effect immediately.
Adoption or Termination of Rule 10b5-1 Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of the Company’s directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not set forth below or in Item 1—Business—Information About Our Executive Officers of this Annual Report on Form 10-K, is incorporated by reference from the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Board of Directors and Corporate Governance” and “Proposal 1—Election of Directors.”
The Company has adopted a Code of Ethics, which applies to directors, officers and employees. The full text of the Code of Ethics is publicly available on the Company’s website at https://amwater.com. The Company intends to post on its website any amendments to the Code of Ethics and any waivers of such provisions granted to certain principal officers.
The Company maintains an Insider Trading and Prohibited Transactions Policy and a Personal Securities Trading and Preclearance Practice thereunder, which govern the purchase, sale and other disposition of the Company’s securities by the Company’s directors, officers and employees, and their immediate family members, among other covered persons (which does not include the Company). The Company believes the policy and practice are reasonably designed to promote and enforce compliance by such covered persons with applicable insider trading laws, rules and regulations, and the listing standards of the NYSE related thereto. A copy of each has been filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this Annual Report on Form 10-K, and the full text of the Insider Trading and Prohibited Transactions Policy is publicly available on the Company’s website at https://amwater.com.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, under the captions entitled “Board of Directors and Corporate Governance—Board Role in Risk Oversight—Executive Development and Compensation Committee Role,” “Proposal 1—Election of Directors—Director Compensation Table,” “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the subsection “Pay Versus Performance”), “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (with the latter report being furnished, and not filed, in this Annual Report on Form 10-K).
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, under the captions entitled “Certain Beneficial Ownership Matters—Security Ownership of Management,” “Certain Beneficial Ownership Matters—Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, under the caption entitled “Board of Directors and Corporate Governance—Board Review of Related Person Transactions” and “Proposal 1—Election of Directors—Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2025 Annual Meeting of Shareholders, under the caption entitled “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Services Provided by Independent Registered Public Accounting Firm.”

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

Exhibit Number	Exhibit Description
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

4.23
Officers’ Certificate, dated February 23, 2024, establishing the 5.150% Senior Notes due 2034 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 23, 2024).

4.24
Officers’ Certificate, dated February 23, 2024, establishing the 5.450% Senior Notes due 2054 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 23, 2024).

4.25	Description of American Water Works Company, Inc.’s Equity Securities (filed herewith).
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

10.1.4
Extension Agreement, dated as of October 28, 2024, by and among American Water Works Company, Inc., American Water Capital Corp., each of the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.2 to American Water Company Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 30, 2024).

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

10.3*
Offer Letter for Employment, dated as of August 1, 2024, between American Water Works Company, Inc. and M. Susan Hardwick (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 30, 2024).

10.4*
Offer Letter for Employment, dated February 16, 2021, between American Water Works Company, Inc. and Cheryl Norton (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.5*
Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and John C. Griffith (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 30, 2024).

10.6*
Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and David M. Bowler (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 30, 2024).

10.7*
Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and Stacy A. Mitchell (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 30, 2024).

10.8*	Offer Letter for Employment, dated November 1, 2024, between American Water Works Company, Inc. and Maureen Duffy (filed herewith).
10.9*
Amended and Restated American Water Works Company, Inc. Deferred Compensation Plan, dated as of January 1, 2001 (incorporated by reference to Exhibit 10.9 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.10*
Nonqualified Deferred Compensation Plan for Non-Employee Directors of American Water Works Company, Inc., as amended and restated, effective as of January 1, 2009 (incorporated by reference to Exhibit 10.38 to American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-155245, filed November 18, 2008).

10.11.1*
Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of June 1, 2018 (incorporated by reference to Exhibit 10.9.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2019).

10.11.2*
Amendment No. 2019-1 to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, as amended and restated, effective as of November 1, 2019 (incorporated by reference to Exhibit 4.1.2 to American Water Works Company, Inc.’s Registration Statement on Form S-8, File No. 333-235598, filed December 19. 2019).

Exhibit Number	Exhibit Description
10.12*
Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, dated as of March 1, 2007 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.13.1*
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

10.14*
Second Amended and Restated American Water Works Company, Inc. and its Designated Subsidiaries 2017 Nonqualified Employee Stock Purchase Plan, adopted on July 27, 2018, effective as of February 5, 2019 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 31, 2018).

10.15.1*
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

10.15.3*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2014 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 6, 2014).

10.15.4*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 3, 2016).

10.16.1*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2017).

10.16.2*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.16.3*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.16.4*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Restricted Stock Unit Grant.(incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.16.5*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 3, 2021).

10.16.6*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.16.7*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.16.8*	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Restricted Stock Unit Grant (for CEO, CFO and COO), as amended (filed herewith).
10.16.9*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2024).

10.16.10*	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Restricted Stock Unit Grant (for CEO, CFO and COO), as amended (filed herewith).
10.16.11*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.16.12*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.16.13*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.16.14*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-1 (corrected) (incorporated by reference to Exhibit 10.14.33 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.16.15*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.16.16*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.16.17*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-2 (incorporated by reference to Exhibit 10.14 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.16.18*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-1 (as amended) (incorporated by reference to Exhibit 10.13.23 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 15, 2023).

10.16.19*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.16.20*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.16.21*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form A-2 (for CEO, CFO and COO), as amended (filed herewith).
10.16.22*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

Exhibit Number	Exhibit Description
10.16.23*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form B-2 (for CEO, CFO and COO), as amended (filed herewith).
10.16.24*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2024).

10.16.25*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form A-2 (for CEO, CFO and COO), as amended (filed herewith).
10.16.26*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2024).

10.16.27*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form B-2 (for CEO, CFO and COO), as amended (filed herewith).
10.16.28*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form C-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2024).

10.16.29*	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form C-2 (for CEO, CFO and COO), as amended (filed herewith).
10.16.30*	Amendments to Forms of 2023 and 2024 Long-Term Performance Plan Grant Documents (other than for CEO, CFO and COO) (filed herewith).
10.16.31*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.16.32*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 31, 2024).

10.17*
American Water Works Company, Inc. Executive Severance Policy, as amended and restated as of July 27, 2021 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

10.18*
American Water Works Company, Inc. Change of Control Severance Policy, dated as of July 27, 2021 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

10.19.1*
American Water Works Company, Inc. Pension Plan for Employees, as amended and restated effective December 31, 2022 (incorporated by reference to Exhibit 10.16 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 15, 2023).

10.19.2*
American Water Works Company, Inc. Amendment 2023-1 to the Pension Plan for Employees (as amended and restated effective December 31, 2022), dated December 20, 2023 (incorporated by reference to Exhibit 10.17.2 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 14, 2024).

10.19.3*
American Water Works Company, Inc. Amendment 2023-2 to the Pension Plan for Employees (as amended and restated effective December 31, 2022), dated December 29, 2023 (incorporated by reference to Exhibit 10.17.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 14, 2024).

10.20.1#
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

10.20.2#
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

10.20.3
Amendment No. 2 to Secured Seller Note Agreement, dated as of December 3, 2024, by and among Lakehouse Bidco Inc., Lakehouse Buyer Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Resources of Texas, LLC, American Water Resources of Florida, LLC, and American Water Enterprises, LLC (filed herewith).

10.21
Revenue Share Agreement, dated December 9, 2021, by and among American Water Works Company, Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC and American Water Resources Holdings, LLC (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 9, 2021).

19.1	Insider Trading and Prohibited Transactions Policy, as amended, effective December 1, 2024 (filed herewith).
19.2	Personal Securities Trading and Preclearance Practice, as amended, effective April 26, 2023 (filed herewith).
21.1	Subsidiaries of American Water Works Company, Inc. (filed herewith).
22.1	Guaranteed Securities (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of M. Susan Hardwick, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of M. Susan Hardwick, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
97.1
American Water Works Company, Inc. Incentive-Based Compensation Recovery Policy, dated as of December 1, 2023 (incorporated by reference to Exhibit 97.1 to American Water Works Company, Inc.'s Annual Report on Form 10-K, File No. 001-34028, filed February 14, 2024).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
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
The Membership Interest Purchase Agreement filed as Exhibit 2.1 and the Secured Seller Note Agreement and related amendments thereto filed as Exhibit 10.20.1, Exhibit 10.20.2 and Exhibit 10.20.3 to this Annual Report on Form 10-K, have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2025.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ M. SUSAN HARDWICK
M. Susan Hardwick
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 19th day of February, 2025, by the following persons in the capacities indicated.

/s/ M. SUSAN HARDWICK	/s/ JEFFREY N. EDWARDS
M. Susan Hardwick Chief Executive Officer (Principal Executive Officer and Director)	Jeffrey N. Edwards (Director)
/s/ DAVID M. BOWLER	/s/ MARTHA CLARK GOSS
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Martha Clark Goss (Director)
/s/ MELISSA K. WIKLE	/s/ KIMBERLY J. HARRIS
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	Kimberly J. Harris (Director)
/s/ LAURIE P. HAVANEC	/s/ JULIA L. JOHNSON
Laurie P. Havanec (Director)	Julia L. Johnson (Director)
/s/ PATRICIA L. KAMPLING	/s/ KARL F. KURZ
Patricia L. Kampling (Director)	Karl F. Kurz (Board Chair)
/s/ MICHAEL L. MARBERRY	/s/ STUART M. McGUIGAN
Michael L. Marberry (Director)	Stuart M. McGuigan (Director)