Form 10-Q
period 2025-03-31
American Water Works Company, Inc.
filed 2025-04-30
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 21, 2025
Common Stock, par value $0.01 per share	195,011,615

*    *    *
Throughout this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context otherwise requires, references to the “Company” and “American Water” mean American Water Works Company, Inc. and all of its subsidiaries, taken together as a whole. References to the “parent company” mean American Water Works Company, Inc., without its subsidiaries.
The Company maintains a website at https://amwater.com and an Investor Relations website at https://ir.amwater.com. Information contained on the Company’s websites shall not be deemed incorporated into, or to be a part of, this report, and any website references included herein are not intended to be made through active hyperlinks.
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
•present and future proposed changes in laws, governmental regulations and policies, including with respect to the environment (such as, for example, potential improvements or changes to existing Federal regulations with respect to lead and copper service lines and galvanized steel pipe), health and safety, data and consumer privacy, security and protection, water quality and water quality accountability, contaminants of emerging concern (including without limitation per- and polyfluoroalkyl substances (collectively, “PFAS”)), public utility and tax regulations and policies, and impacts resulting from U.S., state and local elections and changes in federal, state and local executive administrations;
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
These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”) and in this Form 10-Q, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Property, plant and equipment	$35,466	$35,059
Accumulated depreciation	(7,089)	(7,021)
Property, plant and equipment, net	28,377	28,038
Current assets:
Cash and cash equivalents	114	96
Restricted funds	18	29
Accounts receivable, net of allowance for uncollectible accounts of $57 and $53, respectively	380	416
Income tax receivable	23	25
Unbilled revenues	332	315
Materials and supplies	107	103
Other	220	231
Total current assets	1,194	1,215
Regulatory and other long-term assets:
Regulatory assets	1,162	1,150
Secured seller promissory note from the sale of the Homeowner Services Group	795	795
Operating lease right-of-use assets	87	89
Goodwill	1,144	1,144
Other	397	399
Total regulatory and other long-term assets	3,585	3,577
Total assets	$33,156	$32,830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,512,663 and 200,371,701 shares issued, respectively)	$2	$2
Paid-in-capital	8,611	8,598
Retained earnings	2,317	2,112
Accumulated other comprehensive income	2	12
Treasury stock, at cost (5,501,396 and 5,451,216 shares, respectively)	(398)	(392)
Total common shareholders' equity	10,534	10,332
Long-term debt	13,318	12,518
Redeemable preferred stock at redemption value	3	3
Total long-term debt	13,321	12,521
Total capitalization	23,855	22,853
Current liabilities:
Short-term debt	999	879
Current portion of long-term debt	114	637
Accounts payable	240	346
Accrued liabilities	539	791
Accrued taxes	228	156
Accrued interest	131	111
Other	196	230
Total current liabilities	2,447	3,150
Regulatory and other long-term liabilities:
Advances for construction	396	383
Deferred income taxes and investment tax credits	2,936	2,881
Regulatory liabilities	1,400	1,416
Operating lease liabilities	75	76
Accrued pension expense	212	217
Other	252	277
Total regulatory and other long-term liabilities	5,271	5,250
Contributions in aid of construction	1,583	1,577
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$33,156	$32,830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Operating revenues	$1,142	$1,011
Operating expenses:
Operation and maintenance	468	416
Depreciation and amortization	216	188
General taxes	87	81
Total operating expenses, net	771	685
Operating income	371	326
Other (expense) income:
Interest expense	(144)	(124)
Interest income	22	24
Non-operating benefit costs, net	4	9
Other, net	17	7
Total other (expense) income	(101)	(84)
Income before income taxes	270	242
Provision for income taxes	65	57
Net income attributable to common shareholders	$205	$185

Basic earnings per share:
Net income attributable to common shareholders	$1.05	$0.95
Diluted earnings per share:
Net income attributable to common shareholders	$1.05	$0.95
Weighted-average common shares outstanding:
Basic	195	195
Diluted	195	195
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2025	2024
Net income attributable to common shareholders	$205	$185
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on cash flow hedges, net of tax of $(3) and $3 for the three months ended March 31, 2025 and 2024, respectively	(8)	19
Unrealized loss on available-for-sale fixed-income securities, net of tax of $(1) and $1 for the three months ended March 31, 2025 and 2024, respectively	(2)	(1)
Net other comprehensive (loss) income	(10)	18
Comprehensive income attributable to common shareholders	$195	$203
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205	$185
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	216	188
Deferred income taxes and amortization of investment tax credits	16	8
Provision for losses on accounts receivable	10	5
Pension and non-pension postretirement benefits	(2)	—
Other non-cash, net	(21)	4
Changes in assets and liabilities:
Receivables and unbilled revenues	25	(2)
Income tax receivable	2	60
Pension contributions	(11)	(11)
Accounts payable and accrued liabilities	(131)	(61)
Accrued taxes	73	24
Other assets and liabilities, net	(51)	(18)
Net cash provided by operating activities	331	382
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(548)	(609)
Acquisitions, net of cash acquired	(3)	(86)
Removal costs from property, plant and equipment retirements, net	(29)	(38)
Purchases of available-for-sale fixed-income securities	(27)	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	39	—
Net cash used in investing activities	(568)	(733)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	810	1,391
Repayments of long-term debt	(531)	(449)
Net short-term borrowings (repayments) with original maturities less than three months	120	(179)
Advances and contributions in aid of construction, net of refunds of $9 for the three months ended March 31, 2025 and 2024	13	3
Debt issuance costs	(5)	(14)
Dividends paid	(149)	(138)
Other, net	(4)	(1)
Net cash provided by financing activities	254	613
Net increase in cash, cash equivalents and restricted funds	17	262
Cash, cash equivalents and restricted funds at beginning of period	140	364
Cash, cash equivalents and restricted funds at end of period	$157	$626
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$298	$422
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2024	200.4	$2	$8,598	$2,112	$12	(5.5)	$(392)	$10,332
Net income attributable to common shareholders	—	—	—	205	—	—	—	205
Common stock issuances (a)	0.1	—	13	—	—	—	(6)	7
Net other comprehensive loss	—	—	—	—	(10)	—	—	(10)
Balance as of March 31, 2025	200.5	$2	$8,611	$2,317	$2	(5.5)	$(398)	$10,534
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
Net income attributable to common shareholders	—	—	—	185	—	—	—	185
Common stock issuances (a)	0.2	—	11	—	—	—	(4)	7
Net other comprehensive income	—	—	—	—	18	—	—	18
Balance as of March 31, 2024	200.3	$2	$8,561	$1,844	$(8)	(5.5)	$(392)	$10,007
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2025, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and Notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of March 31, 2025:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Income Taxes	The guidance in this standard requires disclosure of a tax rate reconciliation table, in both percentages and reporting currency amounts, which includes additional categories of information about federal, state, and foreign income taxes and provides further details about reconciling items in certain categories that meet a quantitative threshold. The guidance also requires an annual disclosure of income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes paid, and further disaggregated by jurisdiction based on a quantitative threshold. The standard includes other disclosure requirements and eliminates certain existing disclosure requirements.	Annual periods beginning after December 15, 2024	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements.
Income Statement Disaggregation	The guidance in this standard enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	Annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Induced Conversions of Convertible Debt Instruments	The guidance in this standard clarifies the requirements for determining whether to account for certain settlements of convertible debt instruments as induced conversions or extinguishments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all of the consideration issuable under the conversion privileges provided in the terms of the existing convertible debt instrument.	Annual periods beginning after December 15, 2025 and interim reporting period within those annual reporting periods	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Property, Plant and Equipment
The New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The Company was qualified to receive the tax credits over a 10-year period commencing in 2019.

In the first quarter of 2024, the NJEDA issued the utilization certificate for the 2021 tax credits to the Company in the amount of $16 million. The Company sold the tax credits to an external party for $15 million. As of March 31, 2025, the Company had current assets of $15 million included in Other and $75 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2023 through 2028 tax credits. As of December 31, 2024, the Company had no current assets and $90 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2023 through 2028 tax credits. The Company has made the necessary annual filings for the years ended December 31, 2024 and 2023. The submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2023 tax credits in 2025 and the 2024 tax credits in 2026.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31:

	2025	2024
Cash and cash equivalents	$114	$584
Restricted funds	18	42
Restricted funds included in other long-term assets	25	—
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$157	$626
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
Presented in the table below are the changes in the allowance for uncollectible accounts for the three months ended March 31:

	2025	2024
Balance as of January 1	$(53)	$(51)
Amounts charged to expense	(10)	(5)
Amounts written off	6	7
Balance as of March 31	$(57)	$(49)
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.

Note 3: Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2025. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

	Effective Date	Amount
General rate cases by state:
Virginia	February 24, 2025 (a)	$15
Tennessee	January 21, 2025	1
California, Step Increase	January 1, 2025	17
Illinois	January 1, 2025	105
Total general rate case authorizations		$138
(a)Interim rates were effective May 1, 2024, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final order on February 24, 2025.
On February 24, 2025, the Virginia State Corporation Commission issued an order approving the September 19, 2024, joint “black box” settlement of the general rate case filed by the Company’s Virginia subsidiary. The general rate case order approves the stipulated $15 million annualized increase in water and wastewater revenues. Interim water and wastewater rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. The requested annualized revenue increase was driven primarily by more than $110 million of incremental capital investments made and to be made between May 2023 and April 2025. For purposes of the general rate case, the Virginia subsidiary’s view of its rate base is $369 million. The general rate case order also approved, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), a return on equity of 9.70% and a capital structure consisting of an equity component of 45.67% and a debt and other component of 54.33%, which also represents the Virginia subsidiary’s view of its return on equity and capital structure in this general rate case.
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
On January 14, 2025, the California Public Utilities Commission (“CPUC”) granted the Company’s California subsidiary’s request for a one-year extension of its cost of capital filing to May 1, 2026, to set its authorized cost of capital beginning January 1, 2027, and maintain its current authorized cost of capital through 2026.
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
On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. The 2024 rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism.

Pending General Rate Case Filings
On August 2, 2024, the Company’s Hawaii subsidiary filed a general rate case requesting approximately $2 million in annualized incremental revenues, which is based on a proposed return on equity of 10.67% and a capital structure with an equity component of 52.11% and debt component of 47.89%. The requested annualized incremental revenue is driven primarily by approximately $41 million in capital investments made and to be made by the Hawaii subsidiary through 2025. On April 25, 2025, the Hawaii subsidiary filed with the Hawaii Public Utilities Commission (the “HPUC”) a partial settlement, reached with the Division of Consumer Advocacy, in its general rate case. The partial settlement agrees to an annualized increase of approximately $1 million in wastewater revenue, which is based on a return on equity of 9.75% and a capital structure with an equity component of 52.11% and a debt component of 47.89%. The settlement remains subject to HPUC review and approval and the Hawaii subsidiary expects a decision mid-year in 2025.
On July 1, 2024, the Company’s Missouri subsidiary filed a general rate case requesting approximately $148 million in annualized incremental revenues. The original request was based on a return on equity of 10.75% and a capital structure with an equity component of 50.54% and a long-term debt component of 49.46%, and was driven primarily by $1.5 billion of incremental capital investments completed and planned by the Missouri subsidiary from January 2023 through May 2026. On July 31, 2024, the Missouri Public Service Commission (the “MoPSC”) issued an order establishing the test year in this case, which modified the Missouri subsidiary’s original proposal for a future test year through May 2026, and instead reverted to a true-up period through December 31, 2024, with an allowance for proposed discrete adjustments subsequent to that date. On September 6, 2024, the Missouri subsidiary filed supplemental testimony to revise the request to approximately $123 million in annualized incremental revenues (excluding infrastructure surcharges) and to define the specific discrete adjustments proposed through the rate effective period, which lowered the incremental capital investments completed and planned to $1.1 billion through May 2025. In February 2025, the Missouri subsidiary filed an additional request for recovery of defined infrastructure investments, which adjusted the infrastructure surcharges to $63 million, and, in turn, decreased the amount of incremental annualized revenue (excluding such infrastructure surcharges) to approximately $107 million. On March 17, 2025, the Missouri subsidiary entered into a stipulation and agreement (the “Stipulation”) with, among other parties, the staff of the MoPSC and the Office of the Public Counsel, as to an annualized increase of approximately $63 million in water and wastewater revenues, excluding $63 million in infrastructure surcharges. The Stipulation is subject to review and approval by the MoPSC, which is anticipated in the second quarter of 2025, and, if approved, new rates are expected to be effective by May 31, 2025.
On May 1, 2024, the Company’s Iowa subsidiary filed a general rate case requesting approximately $21 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 52.57% and debt component of 47.43%. The requested annualized revenue increase is driven primarily by approximately $157 million in capital investments made and to be made by the Iowa subsidiary through March 2026. Interim rates became effective May 11, 2024, with the difference between interim and final approved rates subject to refund. On August 29, 2024, the Iowa subsidiary submitted supplemental testimony consistent with the procedural schedule, which was subsequently challenged by the parties in the proceeding. On October 4, 2024, the Iowa Utilities Commission issued an order that granted the inclusion of the supplemental filing and extended the procedural schedule in the case beyond the statutory ten-month period. The Iowa subsidiary expects resolution of this proceeding by the end of May 2025.
Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2025:

	Effective Date	Amount
Infrastructure surcharges by state:
Missouri	February 7, 2025	$17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge authorizations		$23
Pending Infrastructure Surcharge Filings
On April 15, 2025, the Company’s New Jersey subsidiary filed an infrastructure surcharge proceeding requesting $15 million in additional annualized revenues.

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
Presented in the table below are operating revenues disaggregated for the three months ended March 31, 2025:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$560	$—	$560
Commercial	212	—	212
Fire service	45	—	45
Industrial	45	—	45
Public and other	67	—	67
Total water services	929	—	929
Wastewater services:
Residential	68	—	68
Commercial	18	—	18
Industrial	5	—	5
Public and other	10	—	10
Total wastewater services	101	—	101
Miscellaneous utility charges	11	—	11
Alternative revenue programs	—	6	6
Lease contract revenue	—	2	2
Total Regulated Businesses	1,041	8	1,049
Other	93	—	93
Total operating revenues	$1,134	$8	$1,142
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
Contract assets of $103 million and $84 million are included in unbilled revenues on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively. Also, contract assets of $36 million and $39 million are included in other long-term assets on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively. Contract liabilities of $29 million and $40 million are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively. Also, contract liabilities of $25 million and $14 million are included in other long-term liabilities on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively. Revenues recognized for the three months ended March 31, 2025 and 2024, from amounts included in contract liabilities were $22 million and $21 million, respectively.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of March 31, 2025, the Company’s operation and maintenance (“O&M”) and capital improvement contracts have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.4 billion as of March 31, 2025, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $585 million as of March 31, 2025, as measured by estimated remaining contract revenue.

Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions
During the three months ended March 31, 2025, the Company closed one asset acquisition of a regulated water system for a purchase price of $2 million, which added approximately 300 water customers. Assets acquired from this acquisition, utility plant, totaled $2 million.
The pro forma impact of the Company’s acquisitions was not material to the Consolidated Statements of Operations for the periods ended March 31, 2025 and 2024.
Secured Seller Promissory Note from the Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests in subsidiaries that comprised the Homeowner Services Group (“HOS”) to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion. The outstanding consideration as of March 31, 2025, is a secured seller note payable in cash and issued by the Buyer in the principal amount of $795 million, with an interest rate of 10.00% per year. The Company recognized $20 million and $17 million of interest income during the three months ended March 31, 2025 and 2024, respectively, from the secured seller note. The final maturity date of the secured seller note is December 9, 2026.
The secured seller note may not be repaid at the Buyer’s election (except in certain limited circumstances) before the fourth anniversary of the Closing Date. If the Buyer seeks to repay the secured seller note in breach of this non-call provision, an event of default will occur under the secured seller note and the Company may, among other actions, demand repayment in full together with a premium of 105.5% of the outstanding principal amount of the loan and a customary “make-whole” payment.
Note 6: Shareholders’ Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the three months ended March 31, 2025 and 2024, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2024	$(95)	$1	$74	$30	$2	$12
Other comprehensive income (loss) before reclassifications	—	—	—	(8)	2	(6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(4)	(4)
Net other comprehensive loss	—	—	—	(8)	(2)	(10)
Balance as of March 31, 2025	$(95)	$1	$74	$22	$—	$2

Balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
Other comprehensive income (loss) before reclassifications	—	—	—	19	(1)	18
Net other comprehensive income (loss)	—	—	—	19	(1)	18
Balance as of March 31, 2024	$(96)	$1	$74	$10	$3	$(8)
The Company does not reclassify the amortization of defined benefit pension cost components from accumulated other comprehensive income (loss) directly to net income in its entirety, as a portion of these costs have been deferred as a regulatory asset. These accumulated other comprehensive income (loss) components are included in the computation of net periodic pension cost.
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
Dividends
On March 4, 2025, the Company paid a quarterly cash dividend of $0.7650 per share to shareholders of record as of February 7, 2025.
On April 30, 2025, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.8275 per share, payable on June 3, 2025, to shareholders of record as of May 13, 2025. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On February 27, 2025, American Water Capital Corp. (“AWCC”) completed the sale of $800 million aggregate principal amount of its 5.250% Senior Notes due 2035. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $792 million. AWCC used the net proceeds of the offering (i) to lend funds to American Water and the Regulated Businesses; (ii) to repay at maturity AWCC’s 3.400% Senior Notes due 2025; (iii) to repay commercial paper obligations of AWCC; and (iv) for general corporate purposes.
In addition to the notes issued by AWCC as described above, during the three months ended March 31, 2025, the Company’s regulated subsidiaries issued in the aggregate $13 million of private activity bonds and government funded debt in multiple transactions with no annual interest and maturity dates ranging from 2025 through 2028. The private activity bonds and government funded debt issued by the Company’s regulated subsidiaries during the three months ended March 31, 2025, were collateralized. During the three months ended March 31, 2025, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $531 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 8.58%, a weighted average interest rate of 3.41%, and maturity dates ranging from 2025 to 2061.
As of March 31, 2025, the Company had three treasury lock agreements, with a term of 30 years and an aggregate notional amount totaling $130 million, to reduce interest rate exposure on any future debt issuances in 2025. These treasury lock agreements terminate in June 2025 and December 2025 and have an average fixed interest rate of 4.12%. The Company designated these treasury lock agreements as cash flow hedges, measured at fair value with the gain or loss recorded in accumulated other comprehensive income.
In February 2025, the Company terminated 10 treasury lock agreements designated as cash flow hedges, with a term of 10 years and an aggregate notional amount totaling $500 million, realizing a pre-tax net gain of $3 million recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a 10-year period, in accordance with the tenor of the notes issued on February 27, 2025.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2025 or 2024.
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
Note 8: Short-Term Debt
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, issuances of commercial paper and equity and, if and to the extent necessary, borrowings under the AWCC revolving credit facility. AWCC maintains an unsecured revolving credit facility which provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 26, 2029. The revolving credit facility is used principally to support AWCC’s commercial paper program, to provide additional liquidity support and to provide a sub-limit for the issuance of up to $150 million in letters of credit. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment under the facility by up to an aggregate of $500 million.
Short-term debt consists of commercial paper borrowings totaling $1.0 billion and $880 million as of March 31, 2025, and December 31, 2024, respectively, or net of discount $999 million and $879 million as of March 31, 2025, and December 31, 2024, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.63% and 4.65% at March 31, 2025, and December 31, 2024, respectively. At March 31, 2025, and December 31, 2024, AWCC had no outstanding borrowings under the revolving credit facility and there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2025
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,000)	(84)	(1,084)
Remaining availability as of March 31, 2025	$1,600	$66	$1,666
(a)Total remaining availability of $1.7 billion as of March 31, 2025, was accessible through revolver draws.

	As of December 31, 2024
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2025, and December 31, 2024, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of March 31, 2025	$114	$1,666	$1,780
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
Note 9: Income Taxes
The Company’s effective income tax rate was 24.1% and 23.6% for the three months ended March 31, 2025 and 2024. The increase in the Company’s effective income tax rate for the three months ended March 31, 2025, was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be carried forward indefinitely and utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024. As of March 31, 2025, the Company has a CAMT credit carryforward of $132 million.
On September 12, 2024, the Internal Revenue Service (“IRS”) and the U.S. Treasury issued Notice 2024-66, allowing corporate taxpayers to exclude amounts attributable to the CAMT liability, without penalty, from estimated tax payments with respect to a taxable year that begins during 2024. The Company included the CAMT liability in its 2024 extension payment on April 15, 2025. The Company will continue to assess the impacts of the IRA as the U.S. Treasury and the IRS provide further guidance.
Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended March 31,
	2025	2024
Components of net periodic pension benefit cost:
Service cost	$3	$5
Interest cost	21	21
Expected return on plan assets	(22)	(24)
Amortization of prior service credit	(1)	(1)
Amortization of actuarial loss	5	6
Net periodic pension benefit cost	$6	$7

Components of net periodic other postretirement benefit credit:
Service cost	$—	$1
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Amortization of prior service credit	(8)	(8)
Net periodic other postretirement benefit credit	$(8)	$(7)
The Company contributed $11 million for the funding of its defined benefit pension plans for the three months ended March 31, 2025 and 2024. The Company expects to make additional pension contributions to the plan trusts of $33 million during the remainder of 2025.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2025, the Company has accrued approximately $17 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $4 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.

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
The final amount of the Company’s and WVAWC’s contributions to the settlement remains subject to uncertainty and will depend in part on the amount of claims ultimately submitted and approved through the above-referenced claims process; however, the Company does not currently anticipate that its maximum liability will exceed $5 million. As a result, the Company recorded a charge to earnings, net of expected insurance receivables, of $5.0 million ($3.9 million after-tax) in the fourth quarter of 2024. The Company intends to fund its and WVAWC’s contributions to the settlement through existing sources of liquidity, although no contribution by the Company or WVAWC to the settlement will be funded unless and until, and to the extent required by, a proposed settlement agreement that has been entered into by the parties and finally approved by the Circuit Court.
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
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. On March 6, 2024, the motion to transfer this complaint to the West Virginia Business Court was granted and trial and resolution judges were assigned. Mountaineer Gas voluntarily dismissed its implied indemnity count against WVAWC, rendering moot WVAWC’s partial motion to dismiss, and on May 31, 2024, WVAWC answered the complaint. The West Virginia Business Court has set a trial date for this matter, which, upon motion of the parties, has been reset to March 16, 2026, to allow for the completion of discovery.
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
In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $290 million in aggregate costs as of March 31, 2025, related to the Water Supply Project, which includes $92 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project. On December 5, 2022, the CPUC issued a final decision that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022, final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. The decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. On April 10, 2025, the CPUC issued a proposed decision, which remains subject to comment and the issuance by the CPUC of a final decision, that would authorize an increase to the cost cap of $11 million for the specified extraction wells.

The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding. Further evidentiary hearings were held in March 2024. This Phase 2 matter remains pending.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the Orders, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $112 million in previously approved aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its 2016 and December 2022 final decisions, as amended by its March 30, 2023 rehearing decision.
Coastal Development Permit Application
In 2018, Cal Am submitted a coastal development permit application (the “Marina Application”) to the City of Marina (the “City”) for those project components of the Water Supply Project located within the City’s coastal zone. Members of the City’s Planning Commission, as well as City councilpersons, publicly expressed opposition to the Water Supply Project. In May 2019, the City issued a notice of final local action based upon the denial by the Planning Commission of the Marina Application. Thereafter, Cal Am appealed this decision to the Coastal Commission, as permitted under the City’s code and the California Coastal Act. At the same time, Cal Am submitted an application (the “Original Jurisdiction Application”) to the Coastal Commission for a coastal development permit for those project components located within the Coastal Commission’s original jurisdiction. After Coastal Commission staff issued reports recommending denial of the Original Jurisdiction Application, noting potential impacts on environmentally sensitive habitat areas and wetlands and possible disproportionate impacts to communities of concern, in September 2020, Cal Am withdrew the Original Jurisdiction Application in order to address the staff’s environmental justice concerns. In November 2020, Cal Am refiled the Original Jurisdiction Application.
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
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. In December 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of slant wells for the Water Supply Project. Cal Am is named as a real party in interest. On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s causes of action in the petition. A trial commenced on December 9, 2024, and further proceedings continued in January 2025. On March 28, 2025, the court issued an intended decision to deny the joint petition in full. As permitted by the court, written statements have been filed identifying issues believed to have not been addressed in the intended decision. Cal Am has been given until April 29, 2025, to respond to these statements.
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
In 2015, Cal Am and MCWRA filed a complaint in San Francisco County Superior Court against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”), seeking to recover compensatory, consequential and incidental damages associated with the failure of the RDP, as well as punitive and treble damages, statutory penalties and attorneys’ fees. In 2019, MCWD was granted a motion for summary judgment related to the tort claims in the complaint. A settlement as to the non-tort claims was finalized and entered into in March 2020. As part of this settlement, Cal Am’s and MCWRA’s right to appeal the dismissal of their tort claims against MCWD were expressly reserved, and, in July 2020, Cal Am filed its appeal. In December 2022, the trial court’s decision was reversed on appeal with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. On June 27, 2024, MCWD filed a motion for judgment on the pleadings. Following a hearing, on December 5, 2024, the court granted MCWD’s motion without leave to amend, dismissing all of Cal Am’s remaining tort claims. Final judgment was entered on January 7, 2025. On February 27, 2025, Cal Am and MCWRA each filed a Notice of Appeal of the trial court’s decision.
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
In December 2023, the Monterey County Superior Court issued a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey system assets) and, if requested, to re-hear the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. As a result, the LAFCO denial has been nullified and LAFCO will be required to hold another hearing on the MPWMD’s application upon request. On February 8, 2024, and February 9, 2024, respectively, Cal Am and LAFCO each filed a notice of appeal with the California Court of Appeal regarding the Monterey County Superior Court’s decision to issue the writ of mandate. The MPWMD filed a notice of cross-appeal on February 15, 2024. Cal Am is evaluating potential additional actions to seek to uphold LAFCO’s denial of the MPWMD’s application, including filing other challenges and/or making suitable presentations at a subsequent LAFCO rehearing.

MPWMD Condemnation Action
Separate from the proceedings related to the MPWMD’s application with LAFCO, by letter dated October 3, 2022, the MPWMD notified Cal Am of a decision to appraise the Monterey system assets and requested access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded by letter on October 24, 2022, denying the request for access, stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. In April 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held in October 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets.
In December 2023, the MPWMD filed a lawsuit against Cal Am in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit. Cal Am’s motion asserted that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. Hearings on the motion were held on May 3, 2024, and August 23, 2024. On November 14, 2024, the court issued a final ruling denying Cal Am’s motion to dismiss. Cal Am filed its answer to the complaint on December 13, 2024. This matter remains pending.
While the Company cannot currently predict the outcome of the MPWMD’s eminent domain lawsuit, the Company believes that, given existing legal authorities and its other defenses, Cal Am should be able to defend itself successfully against this lawsuit.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income attributable to common shareholders	$205	$185

Denominator:
Weighted-average common shares outstanding—Basic	195	195
Effect of dilutive common stock equivalents	—	—
Weighted-average common shares outstanding—Diluted	195	195
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2025 and 2024, because their effect would have been anti-dilutive under the treasury stock method.
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

Secured seller promissory note from the sale of the Homeowner Services Group—The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS, is $795 million as of March 31, 2025, and December 31, 2024. This amount represents the principal amount owed under the secured seller promissory note, for which the Company expects to receive full payment. The accounting fair value measurement of the secured seller promissory note approximated $797 million and $793 million as of March 31, 2025, and December 31, 2024, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller promissory note is classified as Level 3 within the fair value hierarchy.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of March 31, 2025
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,432	10,570	1,053	664	12,287

	As of December 31, 2024
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,155	10,165	1,050	658	11,873
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$43	$—	$—	$43
Rabbi trust investments	28	—	—	28
Deposits	7	—	—	7
Other investments:
Money market and other	21	—	—	21
Fixed-income securities	77	7	—	84
Mark-to-market derivative asset	—	10	—	10
Total assets	176	17	—	193

Liabilities:
Deferred compensation obligations	33	—	—	33
Total liabilities	33	—	—	33
Total assets	$143	$17	$—	$160

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$44	$—	$—	$44
Rabbi trust investments	29	—	—	29
Deposits	6	—	—	6
Other investments:
Money market and other	21	—	—	21
Fixed-income securities	88	6	—	94
Mark-to-market derivative asset	—	24	—	24
Total assets	188	30	—	218

Liabilities:
Deferred compensation obligations	34	—	—	34
Total liabilities	34	—	—	34
Total assets	$154	$30	$—	$184
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation, maintenance and repair projects. Long-term restricted funds of $25 million and $15 million were included in other long-term assets on the Consolidated Balance Sheets as of March 31, 2025, and December 31, 2024, respectively.
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
Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of treasury lock agreements, classified as cash flow hedges, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company includes mark-to-market derivative assets in other current assets on the Consolidated Balance Sheets.
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

The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $75 million and $71 million in other current assets, as of March 31, 2025, and December 31, 2024, respectively, and $30 million and $44 million in other long-term assets, as of March 31, 2025, and December 31, 2024, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed-income securities:

	As of March 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$84	$1	$1	$84

	As of December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$94	$2	$2	$94
The fair value of the Company’s available-for-sale fixed-income securities, summarized by contractual maturities, as of March 31, 2025, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$47
1 year - 5 years	25
5 years - 10 years	5
Greater than 10 years	7
Total	$84
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $143 million as of March 31, 2025, and December 31, 2024. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $3 million in 2025, $4 million in 2026 through 2029, and $37 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $3 million for the three months ended March 31, 2025 and 2024, respectively.
For the three months ended March 31, 2025, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, was $3 million. For the three months ended March 31, 2025, there were ROU assets obtained in exchange for new operating lease liabilities of $3 million.
As of March 31, 2025, the weighted-average remaining lease term of the operating leases was 17 years, and the weighted-average discount rate of the operating leases was 5%.

The future maturities of lease liabilities as of March 31, 2025, were $9 million in 2025, $11 million in 2026, $10 million in 2027, $8 million in 2028, $7 million in 2029, and $85 million thereafter. As of March 31, 2025, imputed interest was $47 million.
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
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended March 31, 2025
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,049	$93	$1,142
Less:
Operation and maintenance (a)	395	73	468
Other segment items (b)	67	(1)	66
Depreciation and amortization	213	3	216
Interest expense	114	30	144
Interest income	(1)	(21)	(22)
Provision for income taxes	60	5	65
Net income attributable to common shareholders	$201	$4	$205
Total assets	$30,288	$2,868	$33,156
Cash paid for capital expenditures	$545	$3	$548
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	As of or for the Three Months Ended March 31, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$928	$83	$1,011
Less:
Operation and maintenance (a)	351	65	416
Other segment items (b)	61	4	65
Depreciation and amortization	184	4	188
Interest expense	97	27	124
Interest income	(3)	(21)	(24)
Provision for income taxes	53	4	57
Net income attributable to common shareholders	$185	$—	$185
Total assets	$27,807	$3,279	$31,086
Cash paid for capital expenditures	$603	$6	$609
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements” and elsewhere in this Form 10-Q. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings.
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
Financial Results
For the three months ended March 31, 2025, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.05, an increase of $0.10, as compared to the same period in the prior year. The increase was primarily driven by the implementation of new rates in the Regulated Businesses from the recovery of capital and acquisition investments. Results also reflect increased operating costs and higher depreciation and financing costs to support the current capital investment plan. Results for the three months ended March 31, 2025 and 2024, include incremental interest income of $0.03 and $0.02 per share, respectively, resulting from the early 2024 amendment to the secured seller note from the sale of the former HOS business.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. The Company plans to invest approximately $3.3 billion in these growth strategies in 2025. During the first three months of 2025, the Company invested $518 million, in the Regulated Businesses, as discussed below.
•$515 million capital investment in the Regulated Businesses for infrastructure improvements and replacements; and
•$3 million to fund an acquisition in the Regulated Businesses, which added approximately 300 customers.
•Approximately 4,000 new customers were added through organic growth in existing systems.
As of March 31, 2025, the Company had entered into 18 agreements with a total aggregate purchase price of $123 million for pending acquisitions in the Regulated Businesses, to add approximately 29,000 additional customers. In April 2025, the Company completed two acquisitions of regulated water systems for a total aggregate purchase price of $6 million, which added approximately 1,850 water customers and entered into two agreements with a total aggregate purchase price of $45 million for pending acquisitions in the Regulated Businesses, to add approximately 10,200 additional customers.

Other Matters
Cybersecurity Incident Update
Prior to filing a consolidated complaint, the plaintiffs in the putative consolidated class action lawsuit against parent company related to the Company’s October 2024 cybersecurity incident, captioned Johnsen et al. v. American Water Works Company, Inc., agreed to voluntarily dismiss the consolidated lawsuit without prejudice. On March 21, 2025, the parties filed a stipulation to that effect. An order of voluntary dismissal was entered by the U.S. District Court for the District of New Jersey on March 24, 2025, which concludes this lawsuit against parent company. See Part II, Item 1—Legal Proceedings—Cybersecurity Incident Consolidated Class Action Lawsuit.
Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2025. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
Virginia	February 24, 2025 (a)	$15
Tennessee	January 21, 2025	1
California, Step Increase	January 1, 2025	17
Illinois	January 1, 2025	105
Total general rate case authorizations		$138
(a)Interim rates were effective May 1, 2024, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final order on February 24, 2025.
On February 24, 2025, the Virginia State Corporation Commission (the “VSCC”) issued an order approving the September 19, 2024, joint “black box” settlement of the general rate case filed by the Company’s Virginia subsidiary. The general rate case order approves the stipulated $15 million annualized increase in water and wastewater revenues. Interim water and wastewater rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. The requested annualized revenue increase was driven primarily by more than $110 million of incremental capital investments made and to be made between May 2023 and April 2025. For purposes of the general rate case, the Virginia subsidiary’s view of its rate base is $369 million. The general rate case order also approved, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), a return on equity of 9.70% and a capital structure consisting of an equity component of 45.67% and a debt and other component of 54.33%, which also represents the Virginia subsidiary’s view of its return on equity and capital structure in this general rate case.
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
On January 14, 2025, the California Public Utilities Commission (“CPUC”) granted the Company’s California subsidiary’s request for a one-year extension of its cost of capital filing to May 1, 2026, to set its authorized cost of capital beginning January 1, 2027, and maintain its current authorized cost of capital through 2026.
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

On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. The 2024 rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism.
Pending General Rate Case Filings
On August 2, 2024, the Company’s Hawaii subsidiary filed a general rate case requesting approximately $2 million in annualized incremental revenues, which is based on a proposed return on equity of 10.67% and a capital structure with an equity component of 52.11% and debt component of 47.89%. The requested annualized incremental revenue is driven primarily by approximately $41 million in capital investments made and to be made by the Hawaii subsidiary through 2025. On April 25, 2025, the Hawaii subsidiary filed with the Hawaii Public Utilities Commission (the “HPUC”) a partial settlement, reached with the Division of Consumer Advocacy, in its general rate case. The partial settlement agrees to an annualized increase of approximately $1 million in wastewater revenue, which is based on a return on equity of 9.75% and a capital structure with an equity component of 52.11% and a debt component of 47.89%. The settlement remains subject to HPUC review and approval and the Hawaii subsidiary expects a decision mid-year in 2025.
On July 1, 2024, the Company’s Missouri subsidiary filed a general rate case requesting approximately $148 million in annualized incremental revenues. The original request was based on a return on equity of 10.75% and a capital structure with an equity component of 50.54% and a long-term debt component of 49.46%, and was driven primarily by $1.5 billion of incremental capital investments completed and planned by the Missouri subsidiary from January 2023 through May 2026. On July 31, 2024, the Missouri Public Service Commission (the “MoPSC”) issued an order establishing the test year in this case, which modified the Missouri subsidiary’s original proposal for a future test year through May 2026, and instead reverted to a true-up period through December 31, 2024, with an allowance for proposed discrete adjustments subsequent to that date. On September 6, 2024, the Missouri subsidiary filed supplemental testimony to revise the request to approximately $123 million in annualized incremental revenues (excluding infrastructure surcharges) and to define the specific discrete adjustments proposed through the rate effective period, which lowered the incremental capital investments completed and planned to $1.1 billion through May 2025. In February 2025, the Missouri subsidiary filed an additional request for recovery of defined infrastructure investments, which adjusted the infrastructure surcharges to $63 million, and, in turn, decreased the amount of incremental annualized revenue (excluding such infrastructure surcharges) to approximately $107 million. On March 17, 2025, the Missouri subsidiary entered into a stipulation and agreement (the “Stipulation”) with, among other parties, the staff of the MoPSC and the Office of the Public Counsel, as to an annualized increase of approximately $63 million in water and wastewater revenues, excluding $63 million in infrastructure surcharges. The Stipulation is subject to review and approval by the MoPSC, which is anticipated in the second quarter of 2025, and, if approved, new rates are expected to be effective by May 31, 2025.
On May 1, 2024, the Company’s Iowa subsidiary filed a general rate case requesting approximately $21 million in additional annualized revenues, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 52.57% and debt component of 47.43%. The requested annualized revenue increase is driven primarily by approximately $157 million in capital investments made and to be made by the Iowa subsidiary through March 2026. Interim rates became effective May 11, 2024, with the difference between interim and final approved rates subject to refund. On August 29, 2024, the Iowa subsidiary submitted supplemental testimony consistent with the procedural schedule, which was subsequently challenged by the parties in the proceeding. On October 4, 2024, the Iowa Utilities Commission issued an order that granted the inclusion of the supplemental filing and extended the procedural schedule in the case beyond the statutory ten-month period. The Iowa subsidiary expects resolution of this proceeding by the end of May 2025.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2025:

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
Missouri	February 7, 2025	$17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge authorizations		$23
Pending Infrastructure Surcharge Filings
On April 15, 2025, the Company’s New Jersey subsidiary filed an infrastructure surcharge proceeding requesting $15 million in additional annualized revenues.
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues	$1,142	$1,011
Operating expenses:
Operation and maintenance	468	416
Depreciation and amortization	216	188
General taxes	87	81
Total operating expenses, net	771	685
Operating income	371	326
Other (expense) income:
Interest expense	(144)	(124)
Interest income	22	24
Non-operating benefit costs, net	4	9
Other, net	17	7
Total other (expense) income	(101)	(84)
Income before income taxes	270	242
Provision for income taxes	65	57
Net income attributable to common shareholders	$205	$185
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

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues	$1,049	$928
Operation and maintenance	395	351
Depreciation and amortization	213	184
General taxes	81	76
Other income (expense)	(99)	(79)
Provision for income taxes	60	53
Net income attributable to common shareholders	$201	$185
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Water services:
Residential	$560	$504
Commercial	212	187
Fire service	45	41
Industrial	45	42
Public and other	73	58
Total water services	935	832
Wastewater services:
Residential	68	59
Commercial	18	16
Industrial	5	2
Public and other	10	8
Total wastewater services	101	85
Other (a)	13	11
Total operating revenues	$1,049	$928
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended March 31,
(Gallons in millions)	2025	2024
Billed water services volumes:
Residential	34,691	34,414
Commercial	17,197	17,291
Industrial	8,654	8,337
Fire service, public and other	12,392	11,116
Total billed water services volumes	72,934	71,158

For the three months ended March 31, 2025, operating revenues increased $121 million, primarily due to a $97 million increase from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states and a $14 million increase from water and wastewater acquisitions, as well as organic growth in existing systems. In addition, operating revenues were higher for the three months ended March 31, 2025, in the Company’s California subsidiary, primarily due to an increase in customer demand and change to its revenue stability mechanism from full to partial revenue recovery, resulting from the general rate case decision approved by the CPUC in December 2024.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Employee-related costs	$149	$135
Production costs	106	102
Operating supplies and services	72	63
Maintenance materials and supplies	29	22
Customer billing and accounting	20	14
Other	19	15
Total operation and maintenance expense	$395	$351
For the three months ended March 31, 2025, operation and maintenance expense increased $44 million, due to increases from employee-related costs to support growth and acquisitions completed in 2024. In addition, operation and maintenance expense was higher due to increased production costs primarily from higher power and fuel costs, customer billing and accounting from an increase in customer uncollectible expense and increases in other operating expenses.
Depreciation and Amortization
For the three months ended March 31, 2025, depreciation and amortization increased $29 million, primarily due to additional utility plant placed in service from capital infrastructure investments and higher depreciation rates from recent rate case orders.
General Taxes
For the three months ended March 31, 2025, general taxes increased $5 million, primarily due to incremental property and capital stock taxes.
Other Expenses
For the three months ended March 31, 2025, other expenses increased $20 million, primarily due to higher interest expense from the issuance of incremental long-term debt.
Provision for Income Taxes
For the three months ended March 31, 2025, the Regulated Businesses’ provision for income taxes increased $7 million. The Regulated Businesses’ effective income tax rate was 23.0% and 22.3% for the three months ended March 31, 2025 and 2024, respectively. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders.

Other
Presented in the table below is information for Other:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Operating revenues	$93	$83
Operation and maintenance	73	65
Depreciation and amortization	3	4
General taxes	6	5
Interest expense	(30)	(27)
Interest income	21	21
Other income	7	1
Provision for income taxes	5	4
Net income attributable to common shareholders	$4	$—
Operating Revenues
For the three months ended March 31, 2025, operating revenues increased $10 million, from an increase in capital projects in MSG and the Contract Services Group (“CSG”).
Operation and Maintenance
For the three months ended March 31, 2025, operation and maintenance expense increased $8 million, primarily due to costs associated with MSG and CSG projects.
Legislative Updates
During 2025, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of April 30, 2025:
•California passed Senate Bill 219, which amends the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, to allow the California Air Resources Board until July 1, 2025, to issue implementing regulations, including reporting requirements for Scope 3 emissions. Legislation was signed by the Governor on September 27, 2024, and became effective January 1, 2025.
During 2025, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of April 30, 2025:
•Virginia passed Senate Bill 850, which would permit a water or wastewater utility to petition the VSCC for the approval of an eligible infrastructure replacement and enhancement plan and accompanying recovery mechanism that allows for recovery of eligible infrastructure costs outside of a base rate case. Legislation was signed by the Governor on March 24, 2025, and will become effective on July 1, 2025.
•Indiana passed Senate Bill 426, which changes the timing of recovery to allow for deferred depreciation from in-service date and post in-service carrying costs and authorizes the Indiana Utility Regulatory Commission to approve mechanisms to allow utilities to invest in and earn on acquired utility assets. The language also provides critical protections from lawsuits when utilities are meeting applicable water quality standards. Legislation was signed by the Governor on April 3, 2025, and will become effective on July 1, 2025.
•Missouri passed Senate Bill 4, which provides that beginning July 1, 2026, water, sewer, and gas utilities may request the use of a future test year in a general rate case. This statute provides that at the end of the future test year, utilities must reconcile rate base and certain expenses, including annualized depreciation expense, income tax expense, payroll expense, employee benefits except for pensions and other post-retirement benefits, and rate case expenses, within 45 days to the MoPSC. Legislation was signed by the Governor on April 9, 2025, and will become effective on August 28, 2025.

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
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, the Monterey system assets of Cal Am are the subject of a condemnation lawsuit filed by the Monterey Peninsula Water Management District (the “MPWMD”) stemming from a November 2018 public ballot initiative. For more information on this matter, see Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, issuances of commercial paper and equity and, if and to the extent necessary, borrowings under American Water Capital Corp.’s (“AWCC”) revolving credit facility.
The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity issuances, in addition to the remaining proceeds from the sale of HOS. The remaining proceeds from the sale of HOS include receipt of payments under a secured seller promissory note, plus interest, see Note 5—Acquisitions and Divestitures—Secured Seller Promissory Note from the Sale of Homeowner Services Group, in the Notes to Consolidated Financial Statements for additional information. If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
On February 27, 2025, AWCC completed the sale of $800 million aggregate principal amount of its 5.250% Senior Notes due 2035. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $792 million. AWCC used the net proceeds of the offering (i) to lend funds to American Water and the Regulated Businesses; (ii) to repay at maturity AWCC’s 3.400% Senior Notes due 2025; (iii) to repay commercial paper obligations of AWCC; and (iv) for general corporate purposes.
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

Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2025
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,000)	(84)	(1,084)
Remaining availability as of March 31, 2025	$1,600	$66	$1,666
(a)Total remaining availability of $1.7 billion as of March 31, 2025, was accessible through revolver draws.

	As of December 31, 2024
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of March 31, 2025	$114	$1,666	$1,780
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.63% and 4.65% at March 31, 2025, and December 31, 2024, respectively.
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
As of March 31, 2025, the Company had three treasury lock agreements, with a term of 30 years and an aggregate notional amount totaling $130 million, to reduce interest rate exposure on any future debt issuances in 2025. These treasury lock agreements terminate in June 2025 and December 2025 and have an average fixed interest rate of 4.12%. The Company designated these treasury lock agreements as cash flow hedges, measured at fair value with the gain or loss recorded in accumulated other comprehensive income.
In February 2025, the Company terminated 10 treasury lock agreements designated as cash flow hedges, with a term of 10 years and an aggregate notional amount totaling $500 million, realizing a pre-tax net gain of $3 million recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a 10-year period, in accordance with the tenor of the notes issued on February 27, 2025.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2025 or 2024.

Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Net income	$205	$185
Add (less):
Depreciation and amortization	216	188
Deferred income taxes and amortization of investment tax credits	16	8
Other non-cash activities (a)	(13)	9
Changes in assets and liabilities (b)	(82)	3
Pension contributions	(11)	(11)
Net cash provided by operating activities	$331	$382
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net.
(b)Changes in assets and liabilities include changes to receivables and unbilled revenues, income tax receivable, accounts payable and accrued liabilities, accrued taxes and other assets and liabilities, net.
For the three months ended March 31, 2025, cash flows provided by operating activities decreased $51 million, due to normal business operations, primarily relating to decreases in accounts payable and accrued liabilities, partially offset by an increase in net income.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Capital expenditures	$(548)	$(609)
Acquisitions, net of cash acquired	(3)	(86)
Removal costs from property, plant and equipment retirements, net	(29)	(38)
Purchases of available-for-sale fixed-income securities	(27)	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	39	—
Net cash used in investing activities	$(568)	$(733)
For the three months ended March 31, 2025, cash flows used in investing activities decreased $165 million, primarily due to lower capital expenditures and fewer acquisitions in the current period. The Company plans to invest approximately $3.3 billion on growth through capital investment in infrastructure and acquisitions in the Regulated Businesses in 2025.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Three Months Ended March 31,
(In millions)	2025	2024
Proceeds from long-term debt, net of discount	$810	$1,391
Repayments of long-term debt	(531)	(449)
Net short-term borrowings (repayments) with original maturities less than three months	120	(179)
Debt issuance costs	(5)	(14)
Dividends paid	(149)	(138)
Other financing activities, net (a)	9	2
Net cash provided by financing activities	$254	$613
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the three months ended March 31, 2025, cash flows provided by financing activities decreased $359 million, primarily due to lower proceeds from the issuance of long-term debt and higher repayments of long-term debt. These decreases were partially offset by higher short-term commercial paper borrowings in the current period, compared to repayments of commercial paper in the prior period.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2025, the Company’s ratio was 0.58 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of April 30, 2025, as issued by Moody’s Ratings on January 23, 2025, and S&P Global Ratings on April 4, 2025:

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. There have been no significant changes to the Company’s exposure to market risk since December 31, 2024.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
CPUC Final Approval of Water Supply Project
The CPUC’s March 2023 final decision provides Cal Am with an opportunity to increase its cost cap (currently set at a total of $112 million) for certain of the Water Supply Project’s extraction wells. On April 10, 2025, the CPUC issued a proposed decision, which remains subject to the issuance of a final decision, that would authorize an increase of $11 million to this cost cap for the specified extraction wells.
Coastal Development Permit Application
On March 28, 2025, the Monterey County Superior Court issued an intended decision to deny in full the joint petition for writ of mandate by the City, MCWD and MPWMD. As permitted by the court, written statements have been filed identifying issues believed to have not been addressed in the intended decision. Cal Am has been given until April 29, 2025, to respond to these statements.
Cal Am’s Action for Damages Following Termination of RDP
Following a hearing, on December 5, 2024, the court granted MCWD’s motion without leave to amend, dismissing all of Cal Am’s remaining claims. Final judgment was entered on January 7, 2025. On February 27, 2025, Cal Am and MCWRA each filed a Notice of Appeal of the trial court’s decision.
Mountaineer Gas Company Main Break
The West Virginia Business Court had set a trial date of October 7, 2025, for the matter of Mountaineer Gas Company v. West Virginia-American Water Company. Upon motion of the parties, the trial date has been reset to March 16, 2026, to allow for the completion of discovery.
Cybersecurity Incident Consolidated Class Action Lawsuit
Prior to filing a consolidated complaint, the plaintiffs in the putative consolidated class action lawsuit against parent company related to the Company’s previously reported October 2024 cybersecurity incident, captioned Johnsen et al. v. American Water Works Company, Inc., agreed to voluntarily dismiss the consolidated lawsuit without prejudice. On March 21, 2025, the parties filed a stipulation to that effect. An order of voluntary dismissal was entered by the U.S. District Court for the District of New Jersey on March 24, 2025, which concludes this lawsuit against parent company.
PFAS Multi-District Litigation
The Company has timely submitted to the PFAS MDL its Phase One claim forms pursuant to the Tyco Fire Products LP and BASF Corporation class action settlements.
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
The Company did not repurchase shares of common stock during the three months ended March 31, 2025. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2025, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Approval of CEO Compensation for John C. Griffith
As previously disclosed, on February 19, 2025, the Board of Directors of the Company (the “Board”) designated John C. Griffith, the Company’s President, to serve as the Company’s President and Chief Executive Officer and as its principal executive officer, effective as of the conclusion of the Annual Meeting of Shareholders scheduled to be held on May 14, 2025 (the “Effective Time”). To provide for Mr. Griffith’s 2025 compensation in his new role, the independent members of the Board, upon the unanimous recommendation of the Executive Development and Compensation Committee (the “Compensation Committee”), approved all of the following, effective as of the Effective Time: (i) an annual base salary for 2025 of approximately $1,050,000, prorated as of the Effective Time; (ii) a 2025 target award under the Company’s Annual Performance Plan, prorated as of the Effective Time, equal to 120% of his then annual base salary; and (iii) additional 2025 Long-Term Performance Plan (“LTPP”) restricted stock unit and performance stock unit awards granted under the Company’s 2017 Omnibus Equity Compensation Plan, which (a) shall serve to bring Mr. Griffith’s total LTPP award opportunity for 2025 to 430% of his annual base salary (prorated as of the Effective Time), (b) will have an aggregate market value on the Effective Date approximately equal to $734,645, and (c) will have customary terms and continued vesting provisions associated with LTPP awards granted to persons in the position of CEO. All of the foregoing compensation was reviewed and recommended for approval by the Compensation Committee based on benchmarking data and other information provided by its independent compensation consultant and is to be received by Mr. Griffith in lieu of his previously approved compensation as President.
Furthermore, Mr. Griffith will continue to participate in the Company’s Executive Severance Policy and Change of Control Severance Policy and will continue to be eligible to participate in the Company’s employee nonqualified deferred compensation plan and its 401(k) savings plan, and in other of the Company’s customary benefits and plans offered or to be offered to senior executives of the Company. Mr. Griffith will also continue to be subject to the Company’s executive stock ownership guidelines and stock retention requirements and will remain subject to the requirement thereunder that he own, by August 1, 2029, covered shares of Company common stock with an aggregate market value of at least six times his annual base salary.
On April 30, 2025, the Company and Mr. Griffith executed an employment offer letter to be effective as of the Effective Time, approved unanimously by the independent members of the Board upon the unanimous recommendation of the Compensation Committee, providing for his 2025 compensation as summarized above.

Approval of Board Chair and Committees
On April 30, 2025, upon the recommendation of the Nominating/Corporate Governance Committee of the Board (the “Nominating Committee”), the Board appointed director Karl F. Kurz to continue to serve as Board Chair and the following directors to serve as members of the Board’s four standing committees, each effective as of the Effective Time, to serve until the 2026 Annual Meeting of Shareholders or until the director’s earlier death, resignation or removal:

Board Committee	Members
Audit, Finance and Risk	Jeffrey N. Edwards (Chair), Patricia L. Kampling and Michael L. Marberry
Compensation	Patricia L. Kampling (Chair), Julia L. Johnson, Laurie P. Havanec and Stuart M. McGuigan
Nominating	Julia L. Johnson (Chair), Jeffrey N. Edwards and Michael L. Marberry
Safety, Environmental, Technology and Operations	Michael L. Marberry (Chair), Laurie P. Havanec and Stuart M. McGuigan
Adoption or Termination of Rule 10b5-1 Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

4.2
Officers’ Certificate of American Water Capital Corp., dated February 27, 2025, establishing the 5.250% Senior Notes due 2035 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 27, 2025).

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

10.2
Amendment No. 2 to Secured Seller Note Agreement, dated as of December 3, 2024, by and among Lakehouse Bidco Inc., Lakehouse Buyer Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Resources of Texas, LLC, American Water Resources of Florida, LLC, and American Water Enterprises, LLC (incorporated by reference to Exhibit 10.20.3 to American Water Works Company, Inc.’s Current Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

*10.3	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Restricted Stock Unit Grant.
*10.4	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Restricted Stock Unit Grant (for CEO, President, COO and CFO).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grant Form A-1.
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grants Form A-2 (for CEO, President, COO and CFO).

Exhibit Number	Exhibit Description
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grants Form B-1.
*10.8	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grants Form B-2 (for CEO, President, COO and CFO).
*10.9	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grants Form C-1.
*10.10	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grants Form C-2 (for CEO, President, COO and CFO).
*10.11	Offer Letter for Employment, effective May 14, 2025, between American Water Works Company, Inc. and John C. Griffith.
*10.12	Offer Letter for Employment, effective April 1, 2025, between American Water Works Company, Inc. and Lori Sutton.
*10.13	Severance Agreement and General Release, effective as of March 22, 2025, between American Water Works Service Company, Inc. and Melanie M. Kennedy.
*22.1	Guaranteed Securities.
*31.1	Certification of M. Susan Hardwick, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of M. Susan Hardwick, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
#    Certain schedules and exhibits to this agreement have been omitted as permitted by rules or regulations of the SEC. The Company will furnish the omitted schedules and exhibits to the SEC upon request.
*    Filed herewith.
**    Furnished herewith.
The Membership Interest Purchase Agreement filed as Exhibit 2.1 and Amendment No. 1 and Amendment No. 2 to the Secured Seller Note Agreement filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q, have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 2025.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ M. SUSAN HARDWICK
M. Susan Hardwick Chief Executive Officer (Principal Executive Officer)
By	/s/ DAVID M. BOWLER
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)