Form 10-Q
period 2025-06-30
American Water Works Company, Inc.
filed 2025-07-30
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 21, 2025
Common Stock, par value $0.01 per share	195,098,566

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
•in addition to the foregoing, various risks and uncertainties associated with the agreement to acquire certain water and wastewater systems from a subsidiary of Nexus Water Group, Inc., including:
•the final amount of the rate base to be acquired, and the amount of post-closing adjustments to the purchase price, if any, as contemplated by the acquisition agreement;
•the various impacts and effects of (i) compliance, or attempted compliance, with the terms and conditions of the acquisition agreement, and/or (ii) the completion of or, or actions taken by the Company to complete, the acquisition, on the Company’s operations, strategy, guidance, expectations and plans with respect to its Regulated Businesses (considered individually or together as a whole), its current or future capital expenditures, its current and future debt and equity capital needs, dividends, earnings (including earnings per share), growth, future regulatory outcomes, expectations with respect to rate base growth, and other financial and operational goals, plans, estimates and projections; and
•any requirement by the Company to pay a termination fee in the event the closing does not occur;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Property, plant and equipment	$36,137	$35,059
Accumulated depreciation	(7,205)	(7,021)
Property, plant and equipment, net	28,932	28,038
Current assets:
Cash and cash equivalents	94	96
Restricted funds	17	29
Accounts receivable, net of allowance for uncollectible accounts of $56 and $53, respectively	424	416
Income tax receivable	25	25
Unbilled revenues	434	315
Materials and supplies	109	103
Other	296	231
Total current assets	1,399	1,215
Regulatory and other long-term assets:
Regulatory assets	1,178	1,150
Secured seller promissory note from the sale of the Homeowner Services Group	795	795
Operating lease right-of-use assets	89	89
Goodwill	1,151	1,144
Other	369	399
Total regulatory and other long-term assets	3,582	3,577
Total assets	$33,913	$32,830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,551,058 and 200,371,701 shares issued, respectively)	$2	$2
Paid-in-capital	8,621	8,598
Retained earnings	2,445	2,112
Accumulated other comprehensive income	5	12
Treasury stock, at cost (5,452,694 and 5,451,216 shares, respectively)	(391)	(392)
Total common shareholders' equity	10,682	10,332
Long-term debt	12,278	12,518
Redeemable preferred stock at redemption value	3	3
Total long-term debt	12,281	12,521
Total capitalization	22,963	22,853
Current liabilities:
Short-term debt	1,589	879
Current portion of long-term debt	1,119	637
Accounts payable	306	346
Accrued liabilities	569	791
Accrued taxes	107	156
Accrued interest	119	111
Other	182	230
Total current liabilities	3,991	3,150
Regulatory and other long-term liabilities:
Advances for construction	410	383
Deferred income taxes and investment tax credits	2,990	2,881
Regulatory liabilities	1,420	1,416
Operating lease liabilities	77	76
Accrued pension expense	207	217
Other	255	277
Total regulatory and other long-term liabilities	5,359	5,250
Contributions in aid of construction	1,600	1,577
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$33,913	$32,830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating revenues	$1,276	$1,149	$2,418	$2,160
Operating expenses:
Operation and maintenance	480	427	948	843
Depreciation and amortization	221	193	437	381
General taxes	86	81	173	162
Other	—	(1)	—	(1)
Total operating expenses, net	787	700	1,558	1,385
Operating income	489	449	860	775
Other (expense) income:
Interest expense	(151)	(131)	(295)	(255)
Interest income	22	25	44	49
Non-operating benefit costs, net	4	7	8	16
Other, net	12	11	29	18
Total other (expense) income	(113)	(88)	(214)	(172)
Income before income taxes	376	361	646	603
Provision for income taxes	87	84	152	141
Net income attributable to common shareholders	$289	$277	$494	$462

Basic earnings per share:
Net income attributable to common shareholders	$1.48	$1.42	$2.53	$2.37
Diluted earnings per share:
Net income attributable to common shareholders	$1.48	$1.42	$2.53	$2.37
Weighted-average common shares outstanding:
Basic	195	195	195	195
Diluted	195	195	195	195
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$289	$277	$494	$462
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for the three months ended June 30, 2025 and 2024, respectively and $0 for the six months ended June 30, 2025 and 2024, respectively	1	1	1	1
Unrealized gain (loss) on cash flow hedges, net of tax of $1 and $0 for the three months ended June 30, 2025 and 2024, respectively and $(2) and $3 for the six months ended June 30, 2025 and 2024, respectively	3	—	(5)	19
Unrealized loss on available-for-sale fixed-income securities, net of tax of $0 for the three months ended June 30, 2025 and 2024, and $(1) and $1 for the six months ended June 30, 2025 and 2024, respectively	(1)	—	(3)	(1)
Net other comprehensive income (loss)	3	1	(7)	19
Comprehensive income attributable to common shareholders	$292	$278	$487	$481
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$494	$462
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	437	381
Deferred income taxes and amortization of investment tax credits	51	37
Provision for losses on accounts receivable	19	8
Pension and non-pension postretirement benefits	(2)	(1)
Other non-cash, net	(36)	(27)
Changes in assets and liabilities:
Receivables and unbilled revenues	(146)	(96)
Income tax receivable	—	69
Pension contributions	(22)	(22)
Accounts payable and accrued liabilities	(59)	(79)
Accrued taxes	(42)	45
Other assets and liabilities, net	(62)	(50)
Net cash provided by operating activities	632	727
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,281)	(1,279)
Acquisitions, net of cash acquired	(13)	(119)
Removal costs from property, plant and equipment retirements, net	(71)	(73)
Purchases of available-for-sale fixed-income securities	(35)	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	60	—
Net cash used in investing activities	(1,340)	(1,471)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	876	1,403
Repayments of long-term debt	(606)	(466)
Net short-term borrowings (repayments) with original maturities less than three months	710	(179)
Advances and contributions in aid of construction, net of refunds of $16 and $16 for the six months ended June 30, 2025 and 2024, respectively	35	18
Debt issuance costs	(7)	(13)
Dividends paid	(311)	(287)
Other, net	6	2
Net cash provided by financing activities	703	478
Net decrease in cash, cash equivalents and restricted funds	(5)	(266)
Cash, cash equivalents and restricted funds at beginning of period	140	364
Cash, cash equivalents and restricted funds at end of period	$135	$98
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$299	$375
Acquisition financed by treasury stock	$7	$—
Non-cash financing activity:
Settlements of long-term debt	$27	$—
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2024	200.4	$2	$8,598	$2,112	$12	(5.5)	$(392)	$10,332
Net income attributable to common shareholders	—	—	—	205	—	—	—	205
Common stock issuances (a)	0.1	—	13	—	—	—	(6)	7
Net other comprehensive loss	—	—	—	—	(10)	—	—	(10)
Balance as of March 31, 2025	200.5	$2	$8,611	$2,317	$2	(5.5)	$(398)	$10,534
Net income attributable to common shareholders	—	—	—	289	—	—	—	289
Common stock issuances (a)	—	—	10	—	—	—	—	10
Acquisitions via treasury stock	—	—	—	—	—	—	7	7
Net other comprehensive income	—	—	—	—	3	—	—	3
Dividends ($0.8275 declared per common share)	—	—	—	(161)	—	—	—	(161)
Balance as of June 30, 2025	200.5	$2	$8,621	$2,445	$5	(5.5)	$(391)	$10,682
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
Net income attributable to common shareholders	—	—	—	185	—	—	—	185
Common stock issuances (a)	0.2	—	11	—	—	—	(4)	7
Net other comprehensive income	—	—	—	—	18	—	—	18
Balance as of March 31, 2024	200.3	$2	$8,561	$1,844	$(8)	(5.5)	$(392)	$10,007
Net income attributable to common shareholders	—	—	—	277	—	—	—	277
Common stock issuances (a)	—	—	17	—	—	—	—	17
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.7650 declared per common share)	—	—	—	(150)	—	—	—	(150)
Balance as of June 30, 2024	200.3	$2	$8,578	$1,971	$(7)	(5.5)	$(392)	$10,152
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2025, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2025:

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

In the first quarter of 2024, the NJEDA issued the utilization certificate for the 2021 tax credits to the Company in the amount of $16 million. The Company sold the tax credits to an external party for $15 million. As of June 30, 2025, the Company had current assets of $15 million included in Other and $75 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2023 through 2028 tax credits. As of December 31, 2024, the Company had no current assets and $90 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2023 through 2028 tax credits. The Company has made the necessary annual filings for the years ended December 31, 2024 and 2023. The submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2023 tax credits in 2025 and the 2024 tax credits in 2026.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended June 30:

	2025	2024
Cash and cash equivalents	$94	$48
Restricted funds	17	50
Restricted funds included in other long-term assets	24	—
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$135	$98
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
Presented in the table below are the changes in the allowance for uncollectible accounts for the six months ended June 30:

	2025	2024
Balance as of January 1	$(53)	$(51)
Amounts charged to expense	(19)	(8)
Amounts written off	16	11
Balance as of June 30	$(56)	$(48)
Reclassifications
Certain reclassifications have been made to prior periods in the Consolidated Financial Statements and Notes to conform to the current presentation.

Note 3: Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2025. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

	Effective Date	Amount
General rate cases by state:
Hawaii	August 2025 (a)	$1
Iowa	August 1, 2025 (b)	13
Missouri	May 28, 2025	63
Indiana, Step Increase	May 14, 2025	17
Virginia	February 24, 2025 (c)	15
Tennessee	January 21, 2025	1
Illinois	January 1, 2025	105
California, Step Increase	January 1, 2025	17
Total general rate case authorizations		$232
(a)New rates are expected to be effective in early August 2025, upon filing the revised tariff sheets and rate schedules.
(b)Interim rates of $5 million were effective May 11, 2024. The Iowa Utilities Commission issued its final order on May 21, 2025.
(c)Interim rates were effective May 1, 2024, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final order on February 24, 2025.
On July 24, 2025, the Hawaii Public Utilities Commission issued a final order adopting the settlement agreement filed by the Company’s Hawaii subsidiary on April 25, 2025, with respect to its general rate case filed on August 2, 2024. The final order approves an annualized increase of approximately $1 million in wastewater revenue, which is based on a return on equity of 9.75% and a capital structure with an equity component of 52.11% and a debt component of 47.89%. New rates are expected to be effective in early August 2025, upon filing the revised tariff sheets and rate schedules.
On May 21, 2025, the Iowa Utilities Commission issued a final order approving the adjustment of base rates requested in a general rate case originally filed on May 1, 2024, by the Company’s Iowa subsidiary. The general rate case order approved a $13 million annualized increase in water and wastewater system revenues, excluding infrastructure surcharges of $1 million, based on an authorized return on equity of 9.60%, authorized rate base of $262 million, and a capital structure with a common equity component of 52.57% and a long-term debt component of 47.43%. The requested annualized revenue increase was driven primarily by over $157 million of capital investments made and expected to be made by the Iowa subsidiary through March 2026. Interim rates of $5 million were effective May 11, 2024, with the remaining increase in annualized water and wastewater system revenues of $8 million effective on August 1, 2025.
On May 14, 2025, the Company’s Indiana subsidiary’s third step increase of $17 million in annualized water and wastewater system revenues became effective. The Indiana subsidiary filed the general rate case on March 31, 2023, and on February 14, 2024, the Indiana Utility Regulatory Commission issued an order that approved a $65 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges. The annualized revenue increase included three step increases, with $25 million of the increase included in rates in February 2024, $23 million in May 2024, and $17 million in May 2025.
On May 7, 2025, the Missouri Public Service Commission (the “MoPSC”) issued an order approving without modification the stipulation and agreement (the “Stipulation”) with respect to a general rate case filed on July 1, 2024, by the Company’s Missouri subsidiary. The Stipulation was entered into on March 17, 2025, with parties including the staff of the MoPSC and the Office of the Public Counsel. The general rate case order approves a $63 million annualized increase in water and wastewater revenues, excluding $63 million in infrastructure surcharges. The requested annualized revenue increase was driven primarily by $1.1 billion of capital investments completed by the Missouri subsidiary from January 2023 through May 2025. For purposes of the general rate case, the Missouri subsidiary’s view of its rate base is $3.2 billion, and its view as to its return on equity and common equity ratio (each of which has been determined based on the order but was not disclosed therein) is 9.75% and 50.00%, respectively.

On February 24, 2025, the Virginia State Corporation Commission issued an order approving the September 19, 2024 joint “black box” settlement of the general rate case filed by the Company’s Virginia subsidiary. The general rate case order approves the stipulated $15 million annualized increase in water and wastewater revenues. Interim water and wastewater rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. The requested annualized revenue increase was driven primarily by more than $110 million of incremental capital investments made between May 2023 and April 2025. For purposes of the general rate case, the Virginia subsidiary’s view of its rate base is $369 million. The general rate case order also approved, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), a return on equity of 9.70% and a capital structure consisting of an equity component of 45.67% and a debt and other component of 54.33%, which also represents the Virginia subsidiary’s view of its return on equity and capital structure in this general rate case.
On January 21, 2025, the Tennessee Public Utility Commission (the “TPUC”) approved a motion authorizing an adjustment of water base rates requested in a rate case filed on May 1, 2024 by the Company’s Tennessee subsidiary. The TPUC approved an increase of $1 million in annualized revenues, excluding previously recovered infrastructure surcharges of $18 million, based on an authorized return on equity of 9.70%, authorized rate base of approximately $300 million, a common equity ratio of 44.19% and a debt ratio of 55.81%. This adjustment took effect on January 21, 2025, and is driven primarily by approximately $173 million in capital investments completed and planned by the Tennessee subsidiary through December 2025.
On January 14, 2025, the California Public Utilities Commission (the “CPUC”) granted the Company’s California subsidiary’s request for a one-year extension of its cost of capital filing to May 1, 2026, to set its authorized cost of capital beginning January 1, 2027, and maintain its current authorized cost of capital through 2026.
On December 5, 2024, the Illinois Commerce Commission issued a final order approving the adjustment of base rates requested in a rate case originally filed on January 25, 2024, by the Company’s Illinois subsidiary. The general rate case order approved an increase of $105 million in annualized water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $5 million, based on an authorized return on equity of 9.84%, authorized rate base of $2.2 billion, and a capital structure with an equity component of 49.00% and a debt component of 51.00%. The increase was effective January 1, 2025, and is driven primarily by approximately $557 million in capital investments completed and planned by the Illinois subsidiary from January 2024 through December 2025.
On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. The 2024 rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism, and on May 23, 2025, the CPUC issued its decision denying the application for rehearing.
Pending General Rate Case Filings
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. The application is seeking an increase of $63 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $111 million. The requested annualized incremental revenue is driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary through 2025 to 2028. If approved by the CPUC, the new rates would take effect on January 1, 2027. The application also requests approval of a Fixed Cost Recovery Account, which is intended to be a full decoupling mechanism that would allow the Company’s California subsidiary to recover authorized fixed costs, regardless of sales volume, while also providing incentives, via progressive conservation-oriented rate design, for customers to use water more efficiently. Independent of the pending rate case, California Senate Bill 473, which requires the CPUC to ensure variances between forecasted and actual sales do not result in material overcollections or undercollections by water corporations, has passed out of the California Senate and is currently awaiting action in the California Assembly Appropriations Committee.

On May 16, 2025, the Company’s Kentucky subsidiary filed a general rate case requesting approximately $27 million in annualized incremental revenues, excluding infrastructure surcharges of $10 million, which is based on a proposed return on equity of 10.75% and a proposed capital structure with a common equity component of 52.26% and a debt component of 47.74%. The requested annualized incremental revenue is being driven primarily by approximately $212 million of capital investments completed and planned by the Kentucky subsidiary from February 2025 through December 2026. As provided by statutory authority, the Kentucky subsidiary anticipates that it will put into effect proposed rates on an interim basis seven months after the filing of this case, or December 16, 2025, and the difference between the interim and final approved rates will be subject to refund. The request is subject to approval by the Kentucky Public Service Commission, and the general rate case is expected to be completed by the end of the first quarter of 2026.
On May 5, 2025, the Company’s West Virginia subsidiary filed a general rate case requesting approximately $48 million in aggregate annualized incremental revenues, excluding infrastructure surcharges of $13 million, which would include two step increases, with $33 million to be included in rates in March 2026, and $15 million to be included in rates in March 2027. The request is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 50.80% and 50.97%, respectively, for each of the two steps. The requested annualized incremental revenue is driven primarily by more than $300 million of capital investments completed and planned by the West Virginia subsidiary from March 2024 through February 2027. The request is subject to approval by the Public Service Commission of West Virginia, and the general rate case is expected to be completed by the end of February 2026.
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

	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	May 30, 2025	$15
Missouri	February 7, 2025	17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge authorizations		$38
Pending Infrastructure Surcharge Filings
On June 30, 2025, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $3 million in additional annualized revenues.
Other Regulatory Matters
The Pennsylvania Public Utility Commission (the “PaPUC”), as part of its July 22, 2024, approval of the general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023, initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case. The PaPUC is expected to conclude the investigation in the third quarter of 2025.
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

Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2025:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$637	$—	$637
Commercial	243	—	243
Fire service	48	—	48
Industrial	46	—	46
Public and other	78	—	78
Total water services	1,052	—	1,052
Wastewater services:
Residential	71	—	71
Commercial	21	—	21
Industrial	5	—	5
Public and other	10	—	10
Total wastewater services	107	—	107
Miscellaneous utility charges	14	—	14
Alternative revenue programs	—	4	4
Lease contract revenue	—	1	1
Total Regulated Businesses	1,173	5	1,178
Other	99	(1)	98
Total operating revenues	$1,272	$4	$1,276
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

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2025:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,197	$—	$1,197
Commercial	455	—	455
Fire service	93	—	93
Industrial	91	—	91
Public and other	145	—	145
Total water services	1,981	—	1,981
Wastewater services:
Residential	139	—	139
Commercial	39	—	39
Industrial	10	—	10
Public and other	20	—	20
Total wastewater services	208	—	208
Miscellaneous utility charges	25	—	25
Alternative revenue programs	—	10	10
Lease contract revenue	—	3	3
Total Regulated Businesses	2,214	13	2,227
Other	192	(1)	191
Total operating revenues	$2,406	$12	$2,418
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
Contract assets of $149 million and $84 million are included in unbilled revenues on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively. Also, contract assets of $5 million and $39 million are included in other long-term assets on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively. Contract liabilities of $25 million and $40 million are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively. Also, contract liabilities of $24 million and $14 million are included in other long-term liabilities on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively. Revenues recognized for the six months ended June 30, 2025 and 2024, from amounts included in contract liabilities were $46 million and $49 million, respectively.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of June 30, 2025, the Company’s operation and maintenance (“O&M”) and capital improvement contracts have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.4 billion as of June 30, 2025, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $560 million as of June 30, 2025, as measured by estimated remaining contract revenue.

Note 5: Acquisitions and Divestitures
Regulated Businesses
Closed Acquisitions
During the six months ended June 30, 2025, the Company closed on seven acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $18 million, which added approximately 7,600 water and wastewater customers. This includes the Company’s acquisition of the Audubon Water Company effective May 28, 2025, for a total consideration of $7 million, in the form of 48,702 shares of parent company common stock. Assets acquired from the seven acquisitions, principally utility plant, totaled $17 million and liabilities assumed totaled $6 million. The Company recorded goodwill of $7 million associated with three of its acquisitions, which is reported in the Company’s Regulated Businesses segment. Four of these acquisitions were accounted for as a business combination and the purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.
The pro forma impact of the Company’s business combinations was not material to the Consolidated Statements of Operations for the periods ended June 30, 2025 and 2024.
Secured Seller Promissory Note from the Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests in subsidiaries that comprised the Homeowner Services Group (“HOS”) to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion. The outstanding consideration as of June 30, 2025, is a secured seller note payable in cash and issued by the Buyer in the principal amount of $795 million, with an interest rate of 10.00% per year. The Company recognized $20 million of interest income during each of the three months ended June 30, 2025 and 2024, and $40 million and $37 million of interest income during the six months ended June 30, 2025 and 2024, respectively, from the secured seller note. The final maturity date of the secured seller note is December 9, 2026.
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
Note 6: Shareholders’ Equity
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2025 and 2024, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of March 31, 2025	$(95)	$1	$74	$22	$—	$2
Other comprehensive (loss) income before reclassifications	—	—	—	3	(1)	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	3	(1)	3
Balance as of June 30, 2025	$(95)	$1	$75	$25	$(1)	$5

Balance as of March 31, 2024	$(96)	$1	$74	$10	$3	$(8)
Amounts reclassified from accumulated other comprehensive income	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	—	—	1
Balance as of June 30, 2024	$(96)	$1	$75	$10	$3	$(7)

Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2025 and 2024, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2024	$(95)	$1	$74	$30	$2	$12
Other comprehensive (loss) income before reclassifications	—	—	—	(5)	1	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	(4)	(3)
Net other comprehensive income (loss)	—	—	1	(5)	(3)	(7)
Balance as of June 30, 2025	$(95)	$1	$75	$25	$(1)	$5

Balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
Other comprehensive income (loss) before reclassifications	—	—	—	19	(1)	18
Amounts reclassified from accumulated other comprehensive income	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	19	(1)	19
Balance as of June 30, 2024	$(96)	$1	$75	$10	$3	$(7)
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
Dividends
On June 3, 2025, the Company paid a quarterly cash dividend of $0.8275 per share to shareholders of record as of May 13, 2025.
On July 30, 2025, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.8275 per share, payable on September 3, 2025, to shareholders of record as of August 12, 2025. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
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

In addition to the notes issued by AWCC as described above, during the six months ended June 30, 2025, the Company’s regulated subsidiaries issued in the aggregate $79 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 3.71%, a weighted average interest rate of 2.47%, and maturity dates ranging from 2025 through 2054. The private activity bonds and government funded debt issued by the Company’s regulated subsidiaries during the six months ended June 30, 2025, were collateralized. During the six months ended June 30, 2025, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, repaid at maturity, or settled $633 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 8.58%, a weighted average interest rate of 2.97%, and maturity dates ranging from 2025 to 2061.
As of June 30, 2025, the Company had five treasury lock agreements, with a term of 30 years and an aggregate notional amount of $180 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in December 2025 and March 2026 and have an average fixed interest rate of 4.73%. In July 2025, the Company entered into four treasury lock agreements, with a term of 30 years and an aggregate notional amount of $170 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in September 2025 and have an average fixed interest rate of 4.93%. The Company designated these treasury lock agreements as cash flow hedges, measured at fair value with the gain or loss recorded in accumulated other comprehensive income.
In May 2025, the Company terminated two treasury lock agreements designated as cash flow hedges, with a term of 30 years and an aggregate notional amount totaling $100 million, realizing a pre-tax net gain of $12 million recorded in accumulated other comprehensive income. The gain will reduce interest rate exposure on any future debt issuance in 2025 and will be amortized through Interest expense over a 30-year period, in accordance with the tenor of the notes.
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
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2025 or 2024.
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. The Notes will mature on June 15, 2026 (the “Maturity Date”), unless earlier exchanged or repurchased. As of June 30, 2025, the Notes were included in Current portion of long-term debt on the Consolidated Balance Sheets.
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
Short-term debt consists of commercial paper borrowings totaling $1,591 million and $880 million as of June 30, 2025, and December 31, 2024, respectively, or net of discount $1,589 million and $879 million as of June 30, 2025, and December 31, 2024, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.59% and 4.65% at June 30, 2025, and December 31, 2024, respectively. At June 30, 2025, and December 31, 2024, AWCC had no outstanding borrowings under the revolving credit facility and there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2025
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,591)	(84)	(1,675)
Remaining availability as of June 30, 2025	$1,009	$66	$1,075
(a)Total remaining availability of $1.1 billion as of June 30, 2025, was accessible through revolver draws.

	As of December 31, 2024
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2025, and December 31, 2024, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of June 30, 2025	$94	$1,075	$1,169
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
Note 9: Income Taxes
The Company’s effective income tax rate was 23.1% and 23.3% for the three months ended June 30, 2025 and 2024, respectively, and 23.5% and 23.4% for the six months ended June 30, 2025 and 2024, respectively.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB includes several corporate tax-related provisions. Key changes include the permanent extension of certain provisions from the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and Section 163(j) interest limitation exception for regulated utilities, as well as the immediate expensing of domestic research and development costs, and the introduction of a new charitable contribution floor for corporations. The Company does not expect the OBBB will materially impact the Company’s Consolidated Financial Statements. The Company will continue to monitor the implementation and any related guidance.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be carried forward indefinitely and utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024. The Company included the CAMT liability in its 2024 extension payment on April 15, 2025. As of June 30, 2025, the Company has a CAMT credit carryforward of $151 million.
On June 2, 2025, the Internal Revenue Service (“IRS”) and the U.S. Treasury issued Notice 2025-27, allowing corporate taxpayers to exclude amounts attributable to the CAMT liability, without penalty, from estimated tax payments with respect to a taxable year that begins after December 31, 2024, and before January 1, 2026. The Company plans to include the CAMT liability in its 2025 extension payment on April 15, 2026. The Company will continue to assess the impacts of the IRA as the U.S. Treasury and the IRS provide further guidance.
Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Components of net periodic pension benefit cost:
Service cost	$4	$4	$7	$9
Interest cost	22	21	43	42
Expected return on plan assets	(23)	(23)	(45)	(47)
Amortization of prior service credit	(1)	(1)	(2)	(2)
Amortization of actuarial loss	6	6	11	12
Net periodic pension benefit cost	$8	$7	$14	$14

Components of net periodic other postretirement benefit credit:
Service cost	$—	$—	$—	$1
Interest cost	3	3	6	6
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(8)	(8)	(16)	(16)
Net periodic other postretirement benefit credit	$(8)	$(8)	$(16)	$(15)
The Company contributed $11 million and $22 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2025, respectively, and contributed $11 million and $22 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2024, respectively. The Company expects to make additional pension contributions to the plan trusts of $22 million during the remainder of 2025.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2025, the Company has accrued approximately $19 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $4 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.

Dunbar, West Virginia Class Action Litigation Proposed Settlement
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
On January 17, 2025, before trial commenced, the parties notified the Circuit Court that an agreement in principle to settle this litigation was reached among the parties. On May 2, 2025, the parties jointly filed with the Circuit Court a proposed class action settlement agreement (the “Dunbar Settlement”) with respect to claims by the Jeffries plaintiffs, and, on May 5, 2025, the Circuit Court issued an order granting preliminary approval of the Dunbar Settlement. Under the terms of the Dunbar Settlement, WVAWC has not admitted, and will not admit, any fault or liability for any of the allegations made by the Jeffries plaintiffs. The proposed maximum pre-tax amount of the Dunbar Settlement is approximately $18 million, of which the Company currently estimates that approximately $5 million would be contributed by the Company and WVAWC, and the remainder would be contributed by certain of the Company’s general liability insurance carriers. The actual total amount to be paid to claimants through the Dunbar Settlement will depend upon the claims submitted and approved through the claims process that is now underway, which includes, among other things: notice that has been provided to the class; obtaining, reviewing and processing properly submitted claims from potential claimants; and handling any requests to opt out from or object to the Dunbar Settlement. Following the completion of the claims process, the Circuit Court will hold a hearing regarding its final approval of the Dunbar Settlement, which is currently scheduled for September 11, 2025.
No contribution by the Company or WVAWC for claims associated with the Dunbar Settlement will be funded unless and until, and to the extent required by, a settlement agreement that receives final approval from the Circuit Court. The final amount of the Company’s and WVAWC’s contributions to the Dunbar Settlement remains subject to uncertainty and will depend in part on the amount of claims ultimately submitted and approved through the above-referenced claims process; however, the Company does not currently anticipate that its maximum liability will exceed $5 million. As a result, the Company previously recorded a charge to earnings, net of expected insurance receivables, of $5.0 million ($3.9 million after-tax), which has been maintained as of June 30, 2025. The Company intends to fund its and WVAWC’s contributions to the Dunbar Settlement through existing sources of liquidity.
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
In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $300 million in aggregate costs as of June 30, 2025, related to the Water Supply Project, which includes $97 million in AFUDC.

In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project. On December 5, 2022, the CPUC issued a final decision that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The final decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the final decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022, final decision, and on March 30, 2023, the CPUC issued a decision denying Cal Am’s application for rehearing, but adopting its proposed AFUDC for already incurred and future costs. The decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. On May 21, 2025, the CPUC issued a decision authorizing an increase to the cost cap of $11 million for the specified extraction wells.
The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding. Further evidentiary hearings were held in March 2024. On May 9, 2025, the CPUC issued a proposed decision in Phase 2, finding that without the Water Supply Project, projected demand will outstrip supply by approximately 2,500 acre-feet per year. On June 18, 2025, the CPUC issued a decision extending the Phase 2 statutory deadline to October 31, 2025. This Phase 2 matter remains pending.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the Orders, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $123 million in previously approved aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in its September 2016 decision, its December 2022 decision (as amended by its March 2023 rehearing decision), and its May 2025 decision.
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
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. In December 2022, the City, Marina Coast Water District (“MCWD”), MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of slant wells for the Water Supply Project. Cal Am is named as a real party in interest. On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s causes of action in the petition. A trial commenced on December 9, 2024, and further proceedings continued in January 2025. On May 12, 2025, the court entered its final decision denying the petition in full.

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
In 2015, Cal Am and MCWRA filed a complaint in San Francisco County Superior Court against MCWD and RMC Water and Environment, a private engineering consulting firm (“RMC”), seeking to recover compensatory, consequential and incidental damages associated with the failure of the RDP, as well as punitive and treble damages, statutory penalties and attorneys’ fees. In 2019, MCWD was granted a motion for summary judgment related to the tort claims in the complaint. A settlement as to the non-tort claims was finalized and entered into in March 2020. As part of this settlement, Cal Am’s and MCWRA’s right to appeal the dismissal of their tort claims against MCWD were expressly reserved, and, in July 2020, Cal Am filed its appeal. In December 2022, the trial court’s decision was reversed on appeal with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. On June 27, 2024, MCWD filed a motion for judgment on the pleadings. Following a hearing, on December 5, 2024, the court granted MCWD’s motion without leave to amend, dismissing all of Cal Am’s remaining tort claims. Final judgment was entered on January 7, 2025. On February 27, 2025, Cal Am and MCWRA each filed a Notice of Appeal of the trial court’s decision. This matter remains pending.
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
PFAS Multi-District Litigation
Several of the Company’s utility subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit, which commenced on December 7, 2018, in the U.S. District Court for the District of South Carolina, against manufacturers of certain per- and polyfluoroalkyl substances (collectively, “PFAS”) for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. During the third quarter of 2024 and the first quarter of 2025, the Company timely submitted to the MDL court its Phase One claim forms under settlement agreements with defendants 3M Company, The Chemours Company, Corteva, Inc., DuPont de Nemours, Inc., Tyco Fire Products LP and BASF Corporation.
As of June 30, 2025, the Company received an initial settlement payment from defendant 3M Company of $34 million, net of legal fees and administrative costs. As of June 30, 2025, these funds were held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL. The funds have been recorded on the Company’s Consolidated Balance Sheet within other current assets, as of June 30, 2025. A corresponding amount was recorded as a regulatory liability as the Company intends to seek regulatory approval from its respective public utility commissions to apply the net proceeds for the benefit of customers. The Company anticipates receiving, during the remainder of 2025, additional settlement payments from the defendants named above.

Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders	$289	$277	$494	$462

Denominator:
Weighted-average common shares outstanding—Basic	195	195	195	195
Effect of dilutive common stock equivalents	—	—	—	—
Weighted-average common shares outstanding—Diluted	195	195	195	195
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2025 and 2024, because their effect would have been anti-dilutive under the treasury stock method.
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
Secured seller promissory note from the sale of the Homeowner Services Group—The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS, is $795 million as of June 30, 2025, and December 31, 2024. This amount represents the principal amount owed under the secured seller promissory note, for which the Company expects to receive full payment. The accounting fair value measurement of the secured seller promissory note approximated $797 million and $793 million as of June 30, 2025, and December 31, 2024, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller promissory note is classified as Level 3 within the fair value hierarchy.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of June 30, 2025
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,397	10,686	1,057	609	12,352

	As of December 31, 2024
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,155	10,165	1,050	658	11,873
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$41	$—	$—	$41
Rabbi trust investments	28	—	—	28
Deposits	52	—	—	52
Other investments:
Money market and other	25	—	—	25
Fixed-income securities	65	6	—	71
Mark-to-market derivative asset	—	4	—	4
Total assets	211	10	—	221

Liabilities:
Deferred compensation obligations	34	—	—	34
Mark-to-market derivative liability	—	1	—	1
Total liabilities	34	1	—	35
Total assets	$177	$9	$—	$186

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$44	$—	$—	$44
Rabbi trust investments	29	—	—	29
Deposits	6	—	—	6
Other investments:
Money market and other	21	—	—	21
Fixed-income securities	88	6	—	94
Mark-to-market derivative asset	—	24	—	24
Total assets	188	30	—	218

Liabilities:
Deferred compensation obligations	34	—	—	34
Total liabilities	34	—	—	34
Total assets	$154	$30	$—	$184
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation, maintenance and repair projects. Long-term restricted funds of $24 million and $15 million were included in other long-term assets on the Consolidated Balance Sheets as of June 30, 2025, and December 31, 2024, respectively.
Rabbi trust investments—The Company’s rabbi trust investments consist of equity and index funds from which supplemental executive retirement plan benefits and deferred compensation obligations can be paid. The Company includes these assets in other long-term assets on the Consolidated Balance Sheets.
Deposits—Deposits include escrow funds, including the initial settlement payment from the MDL, and certain other deposits held in trust. The Company includes cash deposits in other current assets on the Consolidated Balance Sheets.
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
Mark-to-market derivative assets and liabilities—The Company employs derivative financial instruments in the form of treasury lock agreements, classified as cash flow hedges, in order to fix the interest cost on existing or forecasted debt. The Company uses a calculation of future cash inflows and estimated future outflows, which are discounted, to determine the current fair value. Additional inputs to the present value calculation include the contract terms, counterparty credit risk, interest rates and market volatility. The Company includes mark-to-market derivative assets in other current assets and mark-to-market derivative liabilities in other current liabilities on the Consolidated Balance Sheets.
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

The Company includes other investments measured and recorded at fair value on the Consolidated Balance Sheets of $81 million and $71 million in other current assets, as of June 30, 2025, and December 31, 2024, respectively, and $15 million and $44 million in other long-term assets, as of June 30, 2025, and December 31, 2024, respectively. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed-income securities:

	As of June 30, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$72	$—	$1	$71

	As of December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$94	$2	$2	$94
The fair value of the Company’s available-for-sale fixed-income securities, summarized by contractual maturities, as of June 30, 2025, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$34
1 year - 5 years	25
5 years - 10 years	5
Greater than 10 years	7
Total	$71
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $143 million as of June 30, 2025, and December 31, 2024, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $2 million in 2025, $4 million each year in 2026 through 2029, and $37 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $3 million for each of the three months ended June 30, 2025 and 2024, and $6 million for each of the six months ended June 30, 2025 and 2024.
For the three and six months ended June 30, 2025, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, was $3 million and $6 million, respectively. For the six months ended June 30, 2025, there were ROU assets obtained in exchange for new operating lease liabilities of $7 million.

As of June 30, 2025, the weighted-average remaining lease term of the operating leases was 18 years, and the weighted-average discount rate of the operating leases was 5%.
The future maturities of lease liabilities as of June 30, 2025, were $6 million in 2025, $11 million in 2026, $11 million in 2027, $9 million in 2028, $7 million in 2029, and $89 million thereafter. As of June 30, 2025, imputed interest was $48 million.
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
The Company’s chief operating decision maker is the President and Chief Executive Officer. The chief operating decision maker uses segment net income or loss to evaluate profit generated from segment assets when making decisions about allocating resources. The chief operating decision maker also uses segment net income to monitor budget versus actual results to assess the performance of the segment.
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended June 30, 2025
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,178	$98	$1,276
Less:
Operation and maintenance (a)	406	74	480
Other segment items (b)	68	2	70
Depreciation and amortization	217	4	221
Interest expense	116	35	151
Interest income	(1)	(21)	(22)
Provision for income taxes	84	3	87
Net income attributable to common shareholders	$288	$1	$289
Total assets	$31,005	$2,908	$33,913
Cash paid for capital expenditures	$733	$—	$733
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Other operating expenses, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	As of or for the Three Months Ended June 30, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,057	$92	$1,149
Less:
Operation and maintenance (a)	356	71	427
Other segment items (b)	63	(1)	62
Depreciation and amortization	189	4	193
Interest expense	102	29	131
Interest income	(5)	(20)	(25)
Provision for income taxes	78	6	84
Net income attributable to common shareholders	$274	$3	$277
Total assets	$28,843	$2,372	$31,215
Cash paid for capital expenditures	$668	$2	$670
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Other operating expenses, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	As of or for the Six Months Ended June 30, 2025
	Regulated Businesses	Other	Consolidated
Operating revenues	$2,227	$191	$2,418
Less:
Operation and maintenance (a)	801	147	948
Other segment items (b)	135	1	136
Depreciation and amortization	430	7	437
Interest expense	230	65	295
Interest income	(2)	(42)	(44)
Provision for income taxes	144	8	152
Net income attributable to common shareholders	$489	$5	$494
Total assets	$31,005	$2,908	$33,913
Cash paid for capital expenditures	$1,278	$3	$1,281
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Other operating expenses, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	As of or for the Six Months Ended June 30, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,985	$175	$2,160
Less:
Operation and maintenance (a)	707	136	843
Other segment items (b)	124	3	127
Depreciation and amortization	373	8	381
Interest expense	199	56	255
Interest income	(8)	(41)	(49)
Provision for income taxes	131	10	141
Net income attributable to common shareholders	$459	$3	$462
Total assets	$28,843	$2,372	$31,215
Cash paid for capital expenditures	$1,271	$8	$1,279
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
Financial Results
For the three and six months ended June 30, 2025, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.48 and $2.53, respectively, compared to $1.42 and $2.37 per share in the same periods in 2024. The increase was primarily driven by the implementation of new rates in the Regulated Businesses from the recovery of capital and acquisition investments. Results also reflect increased operating costs and higher depreciation and financing costs to support the current capital investment plan. Results for the three and six months ended June 30, 2025 compared to the same periods in 2024, reflect an estimated net unfavorable impact of weather of $0.06 per share, including an estimated $0.03 per share of unfavorable impact due to wet weather in the second quarter of 2025, across many states, and an estimated $0.03 per share of favorable impact due to warm, dry weather in the second quarter of 2024, primarily in New Jersey.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. The Company plans to invest approximately $3.3 billion in these growth strategies in 2025. During the first six months of 2025, the Company invested $1.3 billion, in the Regulated Businesses, as discussed below.
•$1.3 billion capital investment in the Regulated Businesses for infrastructure improvements and replacements; and
•$21 million to fund acquisitions in the Regulated Businesses, which added approximately 7,600 customers. This includes the Company’s acquisition effective May 28, 2025, of all the outstanding capital stock of Audubon Water Company (“Audubon”), for total consideration of $7 million in the form of shares of parent company common stock.
•Approximately 9,000 new customers were added through organic growth in existing systems.
Execution of Purchase and Sale Agreement with Nexus Regulated Utilities, LLC
On May 19, 2025, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Nexus Regulated Utilities, LLC (“Seller”), a subsidiary of Nexus Water Group, Inc., a privately-held water and wastewater utility. Seller directly owns all of the issued and outstanding equity interests in specified entities (collectively, the “Acquired Entities”) that own regulated water and wastewater system assets located in Illinois, Indiana, Kentucky, Maryland, New Jersey, Pennsylvania, Tennessee and Virginia.

Under the terms of the Purchase Agreement, the Company has agreed to acquire from Seller all of Seller’s equity interests in each of the Acquired Entities on a cash-free and debt-free basis. The aggregate purchase price to be paid by the Company will be approximately $315 million in cash, subject to adjustment at closing based on the calculations and criteria provided in the Purchase Agreement. Aggregate rate base that would be acquired at closing is estimated to be approximately $200 million, subject to final determination by the respective public utility commissions. Based on current connection counts, the Company would add nearly 47,000 customer connections in total to its Regulated Businesses in the eight states above. The Company intends to fund the payment of the final purchase price through its cash flow from operations and its existing sources of liquidity. Closing is subject to certain customary and other conditions, including, among others, the receipt of required regulatory approvals by PUCs, the absence of certain legal restraints prohibiting or making illegal the consummation of the transactions contemplated by the Purchase Agreement, and the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Purchase Agreement also provides that Seller’s and the Company’s obligations to complete the closing are subject to the absence of any required regulatory approval that has become final and imposes terms or conditions on a party that would reasonably be expected to, in the case of Seller, be adverse to Seller or its affiliates (other than the Acquired Entities) after giving effect to these transactions and, in the case of the Company, result in a material adverse effect on the business, assets, liabilities, properties, financial condition or results of operations of the Company and its Regulated Businesses within the eight applicable states, taken together as a whole, without giving effect to these transactions (a “Burdensome Effect”). The Company currently anticipates that the closing will occur by or before August 2026.
The Purchase Agreement may be terminated by the Company or the Seller under certain circumstances, including if the closing has not occurred on or before August 19, 2026, subject to up to two three-month extensions in order to obtain required regulatory approvals, by the Company if any final required regulatory approval imposes terms or conditions that would have a Burdensome Effect, and by either party if any legal restraint permanently prohibiting the closing becomes final and non-appealable or in the event of certain breaches or failures to perform obligations under the Purchase Agreement by the other party. If the Purchase Agreement is terminated, such termination will be without liability of a party to the other party to the Purchase Agreement, except in the case of termination due to fraud or willful breach of the Purchase Agreement by a party thereto, and the Company will be required to pay to Seller a cash termination fee of approximately $16 million in the event of a termination of the Purchase Agreement under conditions set forth therein for (i) failure to obtain a required regulatory approval, (ii) the existence of an applicable legal restraint prohibiting the consummation of the closing or (iii) the existence of a final required regulatory approval that imposes terms or conditions that would have a Burdensome Effect.
Including the Purchase Agreement, as of June 30, 2025, the Company had entered into 17 agreements with a total aggregate purchase price of $499 million for pending acquisitions in the Regulated Businesses to add approximately 84,000 additional customers.
Other Matters
Cybersecurity Incident Update
Prior to filing a consolidated complaint, the plaintiffs in the putative consolidated class action lawsuit against parent company related to the Company’s October 2024 cybersecurity incident agreed to voluntarily dismiss their consolidated Federal court lawsuit without prejudice. An order of voluntary dismissal was entered on March 24, 2025, which concludes this lawsuit against parent company.
PFAS Multi-District Litigation
Several of the Company’s utility subsidiaries are parties to a multi-district litigation (the “MDL”) lawsuit, which commenced on December 7, 2018, in the U.S. District Court for the District of South Carolina, against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL have received final approval by the MDL court. During the third quarter of 2024 and the first quarter of 2025, the Company timely submitted to the MDL court its Phase One claim forms under settlement agreements with defendants 3M Company, The Chemours Company, Corteva, Inc., DuPont de Nemours, Inc., Tyco Fire Products LP and BASF Corporation.
As of June 30, 2025, the Company received an initial settlement payment from defendant 3M Company of $34 million, net of legal fees and administrative costs. As of June 30, 2025, these funds were held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL. The funds have been recorded on the Company’s Consolidated Balance Sheet within other current assets, as of June 30, 2025. A corresponding amount was recorded as a regulatory liability as the Company intends to seek regulatory approval from its respective PUCs to apply the net proceeds for the benefit of customers. The Company anticipates receiving, during the remainder of 2025, additional settlement payments from the defendants named above.

Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2025. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
Hawaii	August 2025 (a)	$1
Iowa	August 1, 2025 (b)	13
Missouri	May 28, 2025	63
Indiana, Step Increase	May 14, 2025	17
Virginia	February 24, 2025 (c)	15
Tennessee	January 21, 2025	1
Illinois	January 1, 2025	105
California, Step Increase	January 1, 2025	17
Total general rate case authorizations		$232
(a)New rates are expected to be effective in early August 2025, upon filing the revised tariff sheets and rate schedules.
(b)Interim rates of $5 million were effective May 11, 2024. The Iowa Utilities Commission issued its final order on May 21, 2025.
(c)Interim rates were effective May 1, 2024, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final order on February 24, 2025.
On July 24, 2025, the Hawaii Public Utilities Commission issued a final order adopting the settlement agreement filed by the Company’s Hawaii subsidiary on April 25, 2025, with respect to its general rate case filed on August 2, 2024. The final order approves an annualized increase of approximately $1 million in wastewater revenue, which is based on a return on equity of 9.75% and a capital structure with an equity component of 52.11% and a debt component of 47.89%. New rates are expected to be effective in early August 2025, upon filing the revised tariff sheets and rate schedules.
On May 21, 2025, the Iowa Utilities Commission issued a final order approving the adjustment of base rates requested in a general rate case originally filed on May 1, 2024, by the Company’s Iowa subsidiary. The general rate case order approved a $13 million annualized increase in water and wastewater system revenues, excluding infrastructure surcharges of $1 million, based on an authorized return on equity of 9.60%, authorized rate base of $262 million, and a capital structure with a common equity component of 52.57% and a long-term debt component of 47.43%. The requested annualized revenue increase was driven primarily by over $157 million of capital investments made and expected to be made by the Iowa subsidiary through March 2026. Interim rates of $5 million were effective May 11, 2024, with the remaining increase in annualized water and wastewater system revenues of $8 million effective on August 1, 2025.
On May 14, 2025, the Company’s Indiana subsidiary’s third step increase of $17 million in annualized water and wastewater system revenues became effective. The Indiana subsidiary filed the general rate case on March 31, 2023, and on February 14, 2024, the Indiana Utility Regulatory Commission (the “IURC”) issued an order that approved a $65 million annualized increase in water and wastewater system revenues, excluding previously recovered infrastructure surcharges. The annualized revenue increase included three step increases, with $25 million of the increase included in rates in February 2024, $23 million in May 2024, and $17 million in May 2025.
On May 7, 2025, the Missouri Public Service Commission (the “MoPSC”) issued an order approving without modification the stipulation and agreement (the “Stipulation”) with respect to a general rate case filed on July 1, 2024, by the Company’s Missouri subsidiary. The Stipulation was entered into on March 17, 2025, with parties including the staff of the MoPSC and the Office of the Public Counsel. The general rate case order approves a $63 million annualized increase in water and wastewater revenues, excluding $63 million in infrastructure surcharges. The requested annualized revenue increase was driven primarily by $1.1 billion of capital investments completed by the Missouri subsidiary from January 2023 through May 2025. For purposes of the general rate case, the Missouri subsidiary’s view of its rate base is $3.2 billion, and its view as to its return on equity and common equity ratio (each of which has been determined based on the order but was not disclosed therein) is 9.75% and 50.00%, respectively.

On February 24, 2025, the Virginia State Corporation Commission (the “VSCC”) issued an order approving the September 19, 2024 joint “black box” settlement of the general rate case filed by the Company’s Virginia subsidiary. The general rate case order approves the stipulated $15 million annualized increase in water and wastewater revenues. Interim water and wastewater rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. The requested annualized revenue increase was driven primarily by more than $110 million of incremental capital investments made between May 2023 and April 2025. For purposes of the general rate case, the Virginia subsidiary’s view of its rate base is $369 million. The general rate case order also approved, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), a return on equity of 9.70% and a capital structure consisting of an equity component of 45.67% and a debt and other component of 54.33%, which also represents the Virginia subsidiary’s view of its return on equity and capital structure in this general rate case.
On January 21, 2025, the Tennessee Public Utility Commission (the “TPUC”) approved a motion authorizing an adjustment of water base rates requested in a rate case filed on May 1, 2024 by the Company’s Tennessee subsidiary. The TPUC approved an increase of $1 million in annualized revenues, excluding previously recovered infrastructure surcharges of $18 million, based on an authorized return on equity of 9.70%, authorized rate base of approximately $300 million, a common equity ratio of 44.19% and a debt ratio of 55.81%. This adjustment took effect on January 21, 2025, and is driven primarily by approximately $173 million in capital investments completed and planned by the Tennessee subsidiary through December 2025.
On January 14, 2025, the California Public Utilities Commission (the “CPUC”) granted the Company’s California subsidiary’s request for a one-year extension of its cost of capital filing to May 1, 2026, to set its authorized cost of capital beginning January 1, 2027, and maintain its current authorized cost of capital through 2026.
On December 5, 2024, the Illinois Commerce Commission issued a final order approving the adjustment of base rates requested in a rate case originally filed on January 25, 2024, by the Company’s Illinois subsidiary. The general rate case order approved an increase of $105 million in annualized water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $5 million, based on an authorized return on equity of 9.84%, authorized rate base of $2.2 billion, and a capital structure with an equity component of 49.00% and a debt component of 51.00%. The increase was effective January 1, 2025, and is driven primarily by approximately $557 million in capital investments completed and planned by the Illinois subsidiary from January 2024 through December 2025.
On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. The 2024 rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism, and on May 23, 2025, the CPUC issued its decision denying the application for rehearing.

Pending General Rate Case Filings
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. The application is seeking an increase of $63 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $111 million. The requested annualized incremental revenue is driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary through 2025 to 2028. If approved by the CPUC, the new rates would take effect on January 1, 2027. The application also requests approval of a Fixed Cost Recovery Account, which is intended to be a full decoupling mechanism that would allow the Company’s California subsidiary to recover authorized fixed costs, regardless of sales volume, while also providing incentives, via progressive conservation-oriented rate design, for customers to use water more efficiently. Independent of the pending rate case, California Senate Bill 473, which requires the CPUC to ensure variances between forecasted and actual sales do not result in material overcollections or undercollections by water corporations, has passed out of the California Senate and is currently awaiting action in the California Assembly Appropriations Committee.
On May 16, 2025, the Company’s Kentucky subsidiary filed a general rate case requesting approximately $27 million in annualized incremental revenues, excluding infrastructure surcharges of $10 million, which is based on a proposed return on equity of 10.75% and a proposed capital structure with a common equity component of 52.26% and a debt component of 47.74%. The requested annualized incremental revenue is being driven primarily by approximately $212 million of capital investments completed and planned by the Kentucky subsidiary from February 2025 through December 2026. As provided by statutory authority, the Kentucky subsidiary anticipates that it will put into effect proposed rates on an interim basis seven months after the filing of this case, or December 16, 2025, and the difference between the interim and final approved rates will be subject to refund. The request is subject to approval by the Kentucky Public Service Commission, and the general rate case is expected to be completed by the end of the first quarter of 2026.
On May 5, 2025, the Company’s West Virginia subsidiary filed a general rate case requesting approximately $48 million in aggregate annualized incremental revenues, excluding infrastructure surcharges of $13 million, which would include two step increases, with $33 million to be included in rates in March 2026, and $15 million to be included in rates in March 2027. The request is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 50.80% and 50.97%, respectively, for each of the two steps. The requested annualized incremental revenue is driven primarily by more than $300 million of capital investments completed and planned by the West Virginia subsidiary from March 2024 through February 2027. The request is subject to approval by the Public Service Commission of West Virginia, and the general rate case is expected to be completed by the end of February 2026.
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

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	May 30, 2025	$15
Missouri	February 7, 2025	17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge authorizations		$38
Pending Infrastructure Surcharge Filings
On June 30, 2025, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $3 million in additional annualized revenues.
Other Regulatory Matters
The Pennsylvania Public Utility Commission (the “PaPUC”), as part of its July 22, 2024, approval of the general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023, initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case. The PaPUC is expected to conclude the investigation in the third quarter of 2025.

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues	$1,276	$1,149	$2,418	$2,160
Operating expenses:
Operation and maintenance	480	427	948	843
Depreciation and amortization	221	193	437	381
General taxes	86	81	173	162
Other	—	(1)	—	(1)
Total operating expenses, net	787	700	1,558	1,385
Operating income	489	449	860	775
Other (expense) income:
Interest expense	(151)	(131)	(295)	(255)
Interest income	22	25	44	49
Non-operating benefit costs, net	4	7	8	16
Other, net	12	11	29	18
Total other (expense) income	(113)	(88)	(214)	(172)
Income before income taxes	376	361	646	603
Provision for income taxes	87	84	152	141
Net income attributable to common shareholders	$289	$277	$494	$462
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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues	$1,178	$1,057	$2,227	$1,985
Operation and maintenance	406	356	801	707
Depreciation and amortization	217	189	430	373
General taxes	81	77	162	153
Other	—	(1)	—	(1)
Other (expense) income	(102)	(84)	(201)	(163)
Provision for income taxes	84	78	144	131
Net income attributable to common shareholders	$288	$274	$489	$459

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Water services:
Residential	$637	$580	$1,197	$1,084
Commercial	243	217	455	404
Fire service	48	41	93	82
Industrial	46	46	91	88
Public and other	82	73	155	131
Total water services	1,056	957	1,991	1,789
Wastewater services:
Residential	71	60	139	119
Commercial	21	16	39	32
Industrial	5	3	10	5
Public and other	10	9	20	17
Total wastewater services	107	88	208	173
Other (a)	15	12	28	23
Total operating revenues	$1,178	$1,057	$2,227	$1,985
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Gallons in millions)	2025	2024	2025	2024
Billed water services volumes:
Residential	37,423	38,201	72,114	72,615
Commercial	19,066	19,291	36,263	36,582
Industrial	8,660	9,710	17,314	18,047
Fire service, public and other	12,643	13,698	25,035	24,814
Total billed water services volumes	77,792	80,900	150,726	152,058
For the three and six months ended June 30, 2025, operating revenues increased $121 million and $242 million, respectively, primarily due to increases of $119 million and $213 million, respectively, from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states. In addition, operating revenues increased $11 million and $25 million for the three and six months ended June 30, 2025, respectively, from water and wastewater acquisitions, as well as organic growth in existing systems. Operating revenues were also higher for the three and six months ended June 30, 2025, in the Company’s California subsidiary, due to a change to its revenue stability mechanism from full to partial revenue recovery, resulting from the general rate case decision approved by the CPUC in December 2024. These increases were partially offset by a $17 million estimated net decrease for both the three and six months ended June 30, 2025, due to unfavorable weather impacts in the second quarter of 2025 and warm, dry weather in the second quarter of 2024.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Employee-related costs	$140	$136	$289	$271
Production costs	117	109	223	211
Operating supplies and services	84	61	156	124
Maintenance materials and supplies	26	19	55	41
Customer billing and accounting	22	14	42	28
Other	17	17	36	32
Total operation and maintenance expense	$406	$356	$801	$707
For the three and six months ended June 30, 2025, operation and maintenance expense increased $50 million and $94 million, respectively, due to increases from employee-related costs, increased operating supplies and services costs primarily from higher technology related costs, increased production costs primarily from higher purchased water cost and power and fuel costs, customer billing and accounting from an increase in customer uncollectible expense and increases in other maintenance costs.
Depreciation and Amortization
For the three and six months ended June 30, 2025, depreciation and amortization increased $28 million and $57 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments and higher depreciation rates from recent rate case orders.
General Taxes
For the three and six months ended June 30, 2025, general taxes increased $4 million and $9 million, respectively, primarily due to incremental property taxes, higher capital stock taxes and New Jersey Gross Receipts Tax.
Other Expenses
For the three and six months ended June 30, 2025, other expenses increased $18 million and $38 million, respectively, primarily due to higher interest expense from the issuance of incremental long-term debt.
Provision for Income Taxes
For the three and six months ended June 30, 2025, the Regulated Businesses’ provision for income taxes increased $6 million and $13 million, respectively. The Regulated Businesses’ effective income tax rate was 22.6% and 22.2% for the three months ended June 30, 2025 and 2024, respectively, and 22.7% and 22.2% for the six months ended June 30, 2025 and 2024, respectively. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders.
Other
Presented in the table below is information for Other:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Operating revenues	$98	$92	$191	$175
Operation and maintenance	74	71	147	136
Depreciation and amortization	4	4	7	8
General taxes	5	4	11	9
Interest expense	(35)	(29)	(65)	(56)
Interest income	21	20	42	41
Other income	3	5	10	6
Provision for income taxes	3	6	8	10
Net income attributable to common shareholders	$1	$3	$5	$3

Operating Revenues
For the three and six months ended June 30, 2025, operating revenues increased $6 million and $16 million, respectively, primarily from an increase in capital projects in the Contract Services Group (“CSG”).
Operation and Maintenance
For the three and six months ended June 30, 2025, operation and maintenance expense increased $3 million and $11 million, respectively, primarily due to costs associated with CSG projects.
Interest expense
For the three and six months ended June 30, 2025, interest expense increased $6 million and $9 million, respectively, due to higher average commercial paper borrowings.
Legislative Updates
During 2025, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of July 30, 2025:
•California passed Senate Bill 219, which amends the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, to allow the California Air Resources Board until July 1, 2025, to issue implementing regulations, including reporting requirements for Scope 3 emissions. Legislation was signed by the Governor on September 27, 2024, and became effective January 1, 2025.
•Virginia passed Senate Bill 850, which would permit a water or wastewater utility to petition the VSCC for the approval of an eligible infrastructure replacement and enhancement plan and accompanying recovery mechanism that allows for recovery of eligible infrastructure costs outside of a base rate case. Legislation was signed by the Governor on March 24, 2025, and became effective on July 1, 2025.
•Indiana passed Senate Bill 426, which changes the timing of recovery to allow for deferred depreciation from in-service date and post in-service carrying costs and authorizes the IURC to approve mechanisms to allow utilities to invest in and earn on acquired utility assets. The language also provides critical protections from lawsuits when utilities are meeting applicable water quality standards. Legislation was signed by the Governor on April 3, 2025, and became effective on July 1, 2025.
During 2025, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of July 30, 2025:
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
Tax Matters
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB includes several corporate tax-related provisions. Key changes include the permanent extension of certain provisions from the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and Section 163(j) interest limitation exception for regulated utilities, as well as the immediate expensing of domestic research and development costs, and the introduction of a new charitable contribution floor for corporations. The Company does not expect the OBBB will materially impact the Company’s Consolidated Financial Statements. The Company will continue to monitor the implementation and any related guidance.
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
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes will mature on June 15, 2026, unless earlier exchanged or repurchased. As of June 30, 2025, the Notes were included in Current portion of long-term debt on the Consolidated Balance Sheets.
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

Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2025
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,591)	(84)	(1,675)
Remaining availability as of June 30, 2025	$1,009	$66	$1,075
(a)Total remaining availability of $1.1 billion as of June 30, 2025, was accessible through revolver draws.

	As of December 31, 2024
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of June 30, 2025	$94	$1,075	$1,169
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.59% and 4.65% at June 30, 2025, and December 31, 2024, respectively.
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
As of June 30, 2025, the Company had five treasury lock agreements, with a term of 30 years and an aggregate notional amount of $180 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in December 2025 and March 2026 and have an average fixed interest rate of 4.73%. In July 2025, the Company entered into four treasury lock agreements, with a term of 30 years and an aggregate notional amount of $170 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in September 2025 and have an average fixed interest rate of 4.93%. The Company designated these treasury lock agreements as cash flow hedges, measured at fair value with the gain or loss recorded in accumulated other comprehensive income.
In May 2025, the Company terminated two treasury lock agreements designated as cash flow hedges, with a term of 30 years and an aggregate notional amount totaling $100 million, realizing a pre-tax net gain of $12 million recorded in accumulated other comprehensive income. The gain will reduce interest rate exposure on any future debt issuance in 2025 and will be amortized through Interest expense over a 30-year period, in accordance with the tenor of the notes.
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
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2025 or 2024.

Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Six Months Ended June 30,
(In millions)	2025	2024
Net income	$494	$462
Add (less):
Depreciation and amortization	437	381
Deferred income taxes and amortization of investment tax credits	51	37
Other non-cash activities (a)	(19)	(20)
Changes in assets and liabilities (b)	(309)	(111)
Pension contributions	(22)	(22)
Net cash provided by operating activities	$632	$727
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net.
(b)Changes in assets and liabilities include changes to receivables and unbilled revenues, income tax receivable, accounts payable and accrued liabilities, accrued taxes and other assets and liabilities, net.
For the six months ended June 30, 2025, cash flows provided by operating activities decreased $95 million, primarily due to the CAMT liability included in the Company’s 2024 extension payment in the second quarter of 2025, utilization of income tax receivables in the prior year, and higher customer receivables and unbilled revenues in the current period. The decrease was partially offset by an increase in net income and depreciation.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Six Months Ended June 30,
(In millions)	2025	2024
Capital expenditures	$(1,281)	$(1,279)
Acquisitions, net of cash acquired	(13)	(119)
Removal costs from property, plant and equipment retirements, net	(71)	(73)
Purchases of available-for-sale fixed-income securities	(35)	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	60	—
Net cash used in investing activities	$(1,340)	$(1,471)
For the six months ended June 30, 2025, cash flows used in investing activities decreased $131 million, primarily due to decreased payments for acquisitions in the current period. The Company plans to invest approximately $3.3 billion on growth through capital investment in infrastructure and acquisitions in the Regulated Businesses in 2025.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Six Months Ended June 30,
(In millions)	2025	2024
Proceeds from long-term debt, net of discount	$876	$1,403
Repayments of long-term debt	(606)	(466)
Net short-term borrowings (repayments) with original maturities less than three months	710	(179)
Debt issuance costs	(7)	(13)
Dividends paid	(311)	(287)
Other financing activities, net (a)	41	20
Net cash provided by financing activities	$703	$478
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the six months ended June 30, 2025, cash flows provided by financing activities increased $225 million, primarily due to higher short-term commercial paper borrowings in the current period compared to repayments of commercial paper in the prior period, partially offset by lower proceeds from the issuance of long-term debt and higher repayments of long-term debt.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2025, the Company’s ratio was 0.58 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of July 30, 2025, as issued by Moody’s Ratings on January 23, 2025, and S&P Global Ratings on June 6, 2025:

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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Item 3—Legal Proceedings, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
On May 21, 2025, the CPUC issued a decision authorizing an increase to the cost cap of $11 million for certain of the Water Supply Project’s extraction wells.
On May 9, 2025, the CPUC issued a proposed decision in the Phase 2 that is focusing on updated supply and demand estimates for the Water Supply Project, finding that without the Water Supply Project, projected demand will outstrip supply by approximately 2,500 acre-feet per year. On June 18, 2025, the CPUC issued a decision extending the Phase 2 statutory deadline to October 31, 2025. This Phase 2 matter remains pending.
Coastal Development Permit Application
On March 28, 2025, the Monterey County Superior Court issued an intended decision to deny in full the joint petition for writ of mandate by the City, MCWD and MPWMD. As permitted by the court, written statements were filed identifying issues that were believed to have not been addressed in the intended decision. On May 12, 2025, the court entered its final decision denying the petition in full.
Water Supply Project Land Acquisition and Slant Well Site Use
On June 25, 2025, the SWRCB administrative hearing officer transmitted a final report of an advisory opinion to the SWRCB’s board for approval, as well as to the parties and the Monterey County Superior Court. The final report analyzes potential impacts to the groundwater basin and groundwater users based on predictive modeling presented by the parties’ experts, and concludes, among other things, that the slant well pumping is not expected to materially impact MCWD’s water rights, or its ability to draw water from its wells. The report also finds that although some harm to the groundwater basin may occur in the form of increased seawater intrusion and lowering of groundwater levels, any such harm should be balanced against the benefits of the project, and could be avoided or remedied by a physical solution. A trial in the City’s May 2020 lawsuit against Cal Am and CEMEX is set to begin in November 2025.
Regional Water Quality Control Board Approval of NPDES Permit Amendment
Following submission of the application to amend the relevant NPDES permit to the RWQCB, Cal Am’s and Monterey One Water’s consultants developed a less environmentally impactful alternative that reduces the number of outfall modifications required to accommodate brine discharge. The alternatives analysis was approved by Monterey One Water’s board on June 30, 2025, and was submitted to the RWQCB on July 1, 2025.
Dunbar, West Virginia Class Action Litigation Proposed Settlement
On May 2, 2025, the parties jointly filed for approval by the Circuit Court a proposed class action settlement agreement (the “Dunbar Settlement”) with respect to claims by the Jeffries plaintiffs, and, on May 5, 2025, the Circuit Court issued an order granting preliminary approval of the Dunbar Settlement. The actual total amount to be paid to claimants through the Dunbar Settlement will depend upon the claims submitted and approved through the claims process that is now underway, which includes, among other things: notice that has been provided to the class; obtaining, reviewing and processing properly-submitted claims from potential claimants; and handling any requests to opt out from or object to the Dunbar Settlement. Following the completion of the claims process, the Circuit Court will hold a hearing regarding its final approval of the Dunbar Settlement, which is currently scheduled for September 11, 2025. No contribution by the Company or WVAWC for claims associated with the Dunbar Settlement will be funded unless and until, and to the extent required by, a settlement agreement that receives final approval from the Circuit Court.

PFAS Multi-District Litigation
As of June 30, 2025, the Company received an initial settlement payment from defendant 3M Company of $34 million, net of legal fees and administrative costs. As of June 30, 2025, these funds were held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL. The Company intends to seek regulatory approval from its respective PUCs to apply the net proceeds for the benefit of customers. The Company anticipates receiving, during the remainder of 2025, additional settlement payments from the defendants named above.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuance of Shares in Connection with Acquisition of Audubon Water Company
Effective May 28, 2025, the Company issued 48,381 shares of its common stock (the “Shares”), net of an indemnity escrow claim, as consideration for the merger (the “Audubon Merger”) of a wholly owned subsidiary of the Company with and into Audubon, with Audubon being the surviving entity immediately following such merger, in a transaction not involving a public offering of securities in reliance upon Section 4(a)(2) of the Securities Act. Promptly following the closing of the Audubon Merger, Audubon was merged with and into the Company’s Pennsylvania subsidiary. The Shares were issued out of the Company’s existing treasury stock, with restrictive legends thereupon, to or for the benefit of an irrevocable trust that was, immediately prior to the closing of the Audubon Merger, the sole shareholder of Audubon.
Anti-dilutive Stock Repurchase Program
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
The Company did not repurchase shares of common stock during the three months ended June 30, 2025. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2025, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

2.2#
Purchase and Sale Agreement, dated as of May 19, 2025, between Nexus Regulated Utilities, LLC and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company’s Inc. Current Report on Form 8-K, File No. 001-34028, filed May 19, 2025).

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

*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Stock Unit Grant Form for Non-Employee Directors.
10.4
Offer Letter for Employment, effective May 14, 2025, between American Water Works Company, Inc. and John C. Griffith (incorporated by reference to Exhibit 10.11 to American Water Works Company Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.5
Offer Letter for Employment, effective April 1, 2025, between American Water Works Company, Inc. and Lori Sutton (incorporated by reference to Exhibit 10.12 to American Water Works Company Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

*31.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
#    Certain schedules and exhibits to this agreement have been omitted as permitted by rules or regulations of the SEC. The Company will furnish the omitted schedules and exhibits to the SEC upon request.

*    Filed herewith.
**    Furnished herewith.
The Membership Interest Purchase Agreement filed as Exhibit 2.1, the Purchase and Sale Agreement filed as Exhibit 2.2, and Amendment No. 1 and Amendment No. 2 to the Secured Seller Note Agreement filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q, have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of July, 2025.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ JOHN C. GRIFFITH
John C. Griffith President and Chief Executive Officer (Principal Executive Officer)
By	/s/ DAVID M. BOWLER
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)