Form 10-Q
period 2025-09-30
American Water Works Company, Inc.
filed 2025-10-29
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 20, 2025
Common Stock, par value $0.01 per share	195,123,565

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
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s ability to execute its current and long-term business, operational, capital expenditures and growth plans and strategies; the timing and outcome of pending or future acquisition activity (including, without limitation, the merger agreement with Essential Utilities, Inc. (“Essential”) and the proposed acquisition of systems owned indirectly by Nexus Water Group, Inc.), and the ability to achieve organic customer growth; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount, allocation and timing of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to finance current and projected operations, capital expenditure needs and growth initiatives by accessing the debt and equity capital markets and sources of short-term liquidity; the future settlement or settlements of the Forward Sale Agreements described herein, adjustments to the forward sale price thereunder, and the amount of and the intended use of net proceeds from any such future settlement or settlements; the outcome and impact on the Company of governmental and regulatory investigations, class action lawsuits, and other litigation and legal proceedings, and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas (“GHG”) emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the Company’s ability to comply with new and changing environmental regulations; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts and projects related to customer, technology and work efficiency and execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•the Company’s ability to successfully meet its operational growth projections, either individually or in the aggregate, and capitalize on growth opportunities, including, among other things, with respect to:
•acquiring, closing and successfully integrating regulated operations, including without limitation the Company’s ability to (i) obtain all required regulatory and other consents and approvals for such acquisitions, (ii) prevail in litigation or other challenges related to such acquisitions, and (iii) recover in rates the fair value of assets of the acquired regulated operations;
•the Company’s Military Services Group (“MSG”) entering into new military installation contracts, price redeterminations, and other agreements and contracts, with the U.S. government; and
•realizing anticipated benefits and synergies from new acquisitions;
•in addition to the foregoing, various risks and other uncertainties associated with the Company’s merger agreement with Essential and the related proposed merger, including:
•a fixed exchange ratio that will not adjust or account for fluctuations in the Company’s or Essential’s stock price;
•limitations on the parties’ ability to pursue alternatives to the proposed merger;
•financial impacts of the proposed merger on the Company and the combined company’s earnings, earnings per share, financial condition, results of operations, cash flows and share price, and any related accounting impacts;
•any impact of the proposed merger on the Company’s ability to declare and pay quarterly dividends on its common stock;
•the amount and nature of incurred transaction costs associated with the proposed merger; and
•reduced ownership and voting interests for the Company’s and Essential’s shareholders upon completion of the proposed merger; and
•in addition to the foregoing, various risks and other uncertainties associated with the agreement to acquire certain water and wastewater systems from a subsidiary of Nexus Water Group, Inc., including:
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
•with respect to any of the Forward Sale Agreements, as described herein: (i) the inability of the forward purchasers (or their affiliates) to perform their obligations thereunder, (ii) the timing and method of any settlement thereof, (iii) the amount and intended use of proceeds that may be received by the Company from any such settlement, and (iv) the timing and amount of any common stock dilution resulting therefrom;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Property, plant and equipment	$36,895	$35,059
Accumulated depreciation	(7,283)	(7,021)
Property, plant and equipment, net	29,612	28,038
Current assets:
Cash and cash equivalents	166	96
Restricted funds	11	29
Accounts receivable, net of allowance for uncollectible accounts of $58 and $53, respectively	459	416
Income tax receivable	3	25
Unbilled revenues	437	315
Materials and supplies	109	103
Other	367	231
Total current assets	1,552	1,215
Regulatory and other long-term assets:
Regulatory assets	1,179	1,150
Secured seller promissory note from the sale of the Homeowner Services Group	795	795
Operating lease right-of-use assets	87	89
Goodwill	1,151	1,144
Other	372	399
Total regulatory and other long-term assets	3,584	3,577
Total assets	$34,748	$32,830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,576,637 and 200,371,701 shares issued, respectively)	$2	$2
Paid-in-capital	8,630	8,598
Retained earnings	2,662	2,112
Accumulated other comprehensive income	4	12
Treasury stock, at cost (5,453,167 and 5,451,216 shares, respectively)	(391)	(392)
Total common shareholders' equity	10,907	10,332
Long-term debt	13,022	12,518
Redeemable preferred stock at redemption value	3	3
Total long-term debt	13,025	12,521
Total capitalization	23,932	22,853
Current liabilities:
Short-term debt	1,005	879
Current portion of long-term debt	1,269	637
Accounts payable	302	346
Accrued liabilities	630	791
Accrued taxes	151	156
Accrued interest	139	111
Other	191	230
Total current liabilities	3,687	3,150
Regulatory and other long-term liabilities:
Advances for construction	425	383
Deferred income taxes and investment tax credits	3,064	2,881
Regulatory liabilities	1,467	1,416
Operating lease liabilities	75	76
Accrued pension expense	203	217
Other	280	277
Total regulatory and other long-term liabilities	5,514	5,250
Contributions in aid of construction	1,615	1,577
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$34,748	$32,830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating revenues	$1,451	$1,323	$3,869	$3,483
Operating expenses:
Operation and maintenance	523	496	1,471	1,339
Depreciation and amortization	226	200	663	581
General taxes	87	84	260	246
Other	1	—	1	(1)
Total operating expenses, net	837	780	2,395	2,165
Operating income	614	543	1,474	1,318
Other (expense) income:
Interest expense	(158)	(132)	(453)	(387)
Interest income	23	22	67	71
Non-operating benefit costs, net	4	7	12	23
Other, net	11	13	40	31
Total other (expense) income	(120)	(90)	(334)	(262)
Income before income taxes	494	453	1,140	1,056
Provision for income taxes	115	103	267	244
Net income attributable to common shareholders	$379	$350	$873	$812

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.94	$1.80	$4.47	$4.17
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.94	$1.80	$4.47	$4.17
Weighted-average common shares outstanding:
Basic	195	195	195	195
Diluted	195	195	195	195
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to common shareholders	$379	$350	$873	$812
Other comprehensive (loss) income, net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for the three months ended September 30, 2025 and 2024, and $0 for the nine months ended September 30, 2025 and 2024	—	—	1	1
Unrealized (loss) gain on cash flow hedges, net of tax of $0 for the three months ended September 30, 2025 and 2024, and $(2) and $3 for the nine months ended September 30, 2025 and 2024, respectively	(1)	(2)	(6)	17
Unrealized gain (loss) on available-for-sale fixed-income securities, net of tax of $0 for the three months ended September 30, 2025 and 2024, and $(1) and $0 for the nine months ended September 30, 2025 and 2024, respectively	—	1	(3)	—
Net other comprehensive (loss) income	(1)	(1)	(8)	18
Comprehensive income attributable to common shareholders	$378	$349	$865	$830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$873	$812
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	663	581
Deferred income taxes and amortization of investment tax credits	104	84
Provision for losses on accounts receivable	36	19
Pension and non-pension postretirement benefits	1	(2)
Other non-cash, net	(6)	11
Changes in assets and liabilities:
Receivables and unbilled revenues	(201)	(133)
Income tax receivable	22	79
Pension contributions	(33)	(33)
Accounts payable and accrued liabilities	(2)	11
Accrued taxes	4	113
Other assets and liabilities, net	(65)	(136)
Net cash provided by operating activities	1,396	1,406
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,078)	(1,962)
Acquisitions, net of cash acquired	(22)	(119)
Removal costs from property, plant and equipment retirements, net	(120)	(112)
Purchases of available-for-sale fixed-income securities	(43)	(113)
Proceeds from sales and maturities of available-for-sale fixed-income securities	84	147
Net cash used in investing activities	(2,179)	(2,159)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	1,776	1,416
Repayments of long-term debt	(623)	(474)
Net short-term borrowings with original maturities less than three months	126	35
Advances and contributions in aid of construction, net of refunds of $25 and $24 for the nine months ended September 30, 2025 and 2024, respectively	60	33
Debt issuance costs	(17)	(13)
Dividends paid	(472)	(436)
Other, net	2	5
Net cash provided by financing activities	852	566
Net increase (decrease) in cash, cash equivalents and restricted funds	69	(187)
Cash, cash equivalents and restricted funds at beginning of period	140	364
Cash, cash equivalents and restricted funds at end of period	$209	$177
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$331	$317
Acquisition financed by treasury stock	$7	$—
Non-cash financing activity:
Settlements of long-term debt	$27	$—
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2024	200.4	$2	$8,598	$2,112	$12	(5.5)	$(392)	$10,332
Net income attributable to common shareholders	—	—	—	205	—	—	—	205
Common stock issuances (a)	0.1	—	13	—	—	—	(6)	7
Net other comprehensive loss	—	—	—	—	(10)	—	—	(10)
Balance as of March 31, 2025	200.5	$2	$8,611	$2,317	$2	(5.5)	$(398)	$10,534
Net income attributable to common shareholders	—	—	—	289	—	—	—	289
Common stock issuances (a)	—	—	10	—	—	—	—	10
Acquisitions via treasury stock	—	—	—	—	—	—	7	7
Net other comprehensive income	—	—	—	—	3	—	—	3
Dividends ($0.8275 declared per common share)	—	—	—	(161)	—	—	—	(161)
Balance as of June 30, 2025	200.5	$2	$8,621	$2,445	$5	(5.5)	$(391)	$10,682
Net income attributable to common shareholders	—	—	—	379	—	—	—	379
Common stock issuances (a)	0.1	—	9	—	—	—	—	9
Net other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Dividends ($0.8275 declared per common share)	—	—	—	(162)	—	—	—	(162)
Balance as of September 30, 2025	200.6	$2	$8,630	$2,662	$4	(5.5)	$(391)	$10,907
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
Net income attributable to common shareholders	—	—	—	185	—	—	—	185
Common stock issuances (a)	0.2	—	11	—	—	—	(4)	7
Net other comprehensive income	—	—	—	—	18	—	—	18
Balance as of March 31, 2024	200.3	$2	$8,561	$1,844	$(8)	(5.5)	$(392)	$10,007
Net income attributable to common shareholders	—	—	—	277	—	—	—	277
Common stock issuances (a)	—	—	17	—	—	—	—	17
Net other comprehensive income	—	—	—	—	1	—	—	1
Dividends ($0.7650 declared per common share)	—	—	—	(150)	—	—	—	(150)
Balance as of June 30, 2024	200.3	$2	$8,578	$1,971	$(7)	(5.5)	$(392)	$10,152
Net income attributable to common shareholders	—	—	—	350	—	—	—	350
Common stock issuances (a)	—	—	10	—	—	—	—	10
Net other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Dividends $0.7650) declared per common share)	—	—	—	(149)	—	—	—	(149)
Balance as of September 30, 2024	200.3	$2	$8,588	$2,172	$(8)	(5.5)	$(392)	$10,362
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2025, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2025:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Income Taxes	The guidance in this standard requires disclosure of a tax rate reconciliation table, in both percentages and reporting currency amounts, which includes additional categories of information about federal, state, and foreign income taxes and provides further details about reconciling items in certain categories that meet a quantitative threshold. The guidance also requires an annual disclosure of income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes paid, and further disaggregated by jurisdiction based on a quantitative threshold. The standard includes other disclosure requirements and eliminates certain existing disclosure requirements.	Annual periods beginning after December 15, 2024	Prospective, with retrospective application also permitted.	The Company will adopt this standard for the 2025 annual period, by including the updated required disclosures in the Notes to the Consolidated Financial Statements.
Income Statement Disaggregation	The guidance in this standard enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	Annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Induced Conversions of Convertible Debt Instruments	The guidance in this standard clarifies the requirements for determining whether to account for certain settlements of convertible debt instruments as induced conversions or extinguishments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all of the consideration issuable under the conversion privileges provided in the terms of the existing convertible debt instrument.	Annual periods beginning after December 15, 2025 and interim reporting period within those annual reporting periods	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Internal-Use Software	The guidance in this standard removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	Annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods	Prospective, with a modified transition or retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.

Property, Plant and Equipment
The New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The Company was qualified to receive the tax credits over a 10-year period commencing in 2019.
In December and January of 2024, the NJEDA issued the utilization certificates for the 2022 and 2021 tax credits to the Company in the amount of $15 million and $16 million, respectively. The Company sold the 2022 and 2021 tax credits to an external party for $14 million and $15 million, respectively. As of September 30, 2025, the Company had current assets of $15 million included in Other and $75 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2023 through 2028 tax credits. In October of 2025, the NJEDA issued the utilization certificates for the 2023 tax credits to the Company in the amount of $15 million and the Company expects to monetize these credits in 2025. As of December 31, 2024, the Company had no current assets and $90 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2023 through 2028 tax credits. The Company has made the necessary annual filing for the year ended December 31, 2024. The submitted filing is under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2024 tax credits in 2026.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30:

	2025	2024
Cash and cash equivalents	$166	$127
Restricted funds	11	40
Restricted funds included in other long-term assets	32	10
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$209	$177
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
Presented in the table below are the changes in the allowance for uncollectible accounts for the nine months ended September 30:

	2025	2024
Balance as of January 1	$(53)	$(51)
Amounts charged to expense	(36)	(19)
Amounts written off	31	20
Balance as of September 30	$(58)	$(50)
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

	Effective Date	Amount
General rate cases by state:
Hawaii	August 1, 2025	$1
Iowa	August 1, 2025 (a)	13
Missouri	May 28, 2025	63
Indiana, Step Increase	May 14, 2025	17
Virginia	February 24, 2025 (b)	15
Tennessee	January 21, 2025	1
Illinois	January 1, 2025	105
California, Step Increase	January 1, 2025	17
Total general rate case authorizations		$232
(a)Interim rates of $5 million were effective May 11, 2024. The Iowa Utilities Commission issued its final order on May 21, 2025.
(b)Interim rates were effective May 1, 2024, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final order on February 24, 2025.
On July 24, 2025, the Hawaii Public Utilities Commission issued a final order adopting the settlement agreement filed by the Company’s Hawaii subsidiary on April 25, 2025, with respect to its general rate case filed on August 2, 2024. The final order approves an annualized increase of approximately $1 million in wastewater revenue, which is based on a return on equity of 9.75% and a capital structure with an equity component of 52.11% and a debt component of 47.89%. New rates were effective August 1, 2025.
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
On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. The 2024 rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism, and on May 23, 2025, the CPUC issued its decision denying the application for rehearing. On September 19, 2025, the California subsidiary filed a petition to modify the CPUC order received on December 5, 2024, for its general rate case originally filed on July 1, 2022. The request seeks clarification from the CPUC on the method used to calculate the Conservation Adjustment for Rate Tier Designs (“CART”), specifically for the California subsidiary’s Monterey service area. The CART is a ratemaking mechanism that allows the Company to recover, in subsequent periods, a portion of the impact on operating revenues as a result of implementing customer rates structured to promote conservation usage. On October 20, 2025, the California Public Advocate submitted a response opposing the California subsidiary’s request and stating the request should instead be addressed in the California subsidiary’s pending base rate case. The California subsidiary has requested an opportunity to formally reply. The CPUC will consider both positions, and the California subsidiary expects resolution of the petition to modify later in 2026.
Pending General Rate Case Filings
On August 1, 2025, the Company’s Maryland subsidiary filed a general rate case requesting approximately $3 million in annualized incremental revenues, which is based on a proposed return on equity of 10.64% and a capital structure with an equity component of 52.32%. The requested annualized incremental revenue is driven primarily by approximately $22 million of capital investments completed by the Maryland subsidiary from February 2019 through April 2025. The filing must be approved by the Public Service Commission of Maryland, and if approved, it is anticipated that new rates would take effect in March 2026.

On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. The application requested an increase of $63 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $111 million. On October 13, 2025, the California subsidiary filed its 100 day update for the same proceeding and updated the request to $62 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $110 million. The requested annualized incremental revenue is driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary through 2025 to 2028. If approved by the CPUC, the new rates would take effect on January 1, 2027. The application also requests approval of a Fixed Cost Recovery Account, which is intended to be a full decoupling mechanism that would allow the California subsidiary to recover authorized fixed costs, regardless of sales volume, while also providing incentives, via progressive conservation-oriented rate design, for customers to use water more efficiently. Independent of the pending rate case, California Senate Bill 473, which would have required the CPUC to ensure variances between forecasted and actual sales do not result in material overcollections or undercollections by water corporations, passed out of the California Senate but did not advance in the California Assembly Appropriations Committee.
On May 16, 2025, the Company’s Kentucky subsidiary filed a general rate case requesting approximately $27 million in annualized incremental revenues, excluding infrastructure surcharges of $10 million, which is based on a proposed return on equity of 10.75% and a proposed capital structure with a common equity component of 52.26% and a debt component of 47.74%. The requested annualized incremental revenue is being driven primarily by approximately $212 million of capital investments completed and planned by the Kentucky subsidiary from February 2025 through December 2026. As provided by statutory authority, the Kentucky subsidiary may put into effect proposed rates on an interim basis seven months after the filing of this case, or December 16, 2025, and the difference between the interim and final approved rates will be subject to refund. The request is subject to approval by the Kentucky Public Service Commission, and the general rate case is expected to be completed by the end of the first quarter of 2026.
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

	Effective Date	Amount
Infrastructure surcharges by state:
Pennsylvania	October 1, 2025	$5
New Jersey	May 30, 2025	15
Missouri	February 7, 2025	17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge authorizations		$43
Pending Infrastructure Surcharge Filings
On September 3, 2025, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $13 million in additional annualized revenues.
On June 30, 2025, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $3 million in additional annualized revenues.

Other Regulatory Matters
The Pennsylvania Public Utility Commission (the “PaPUC”), as part of its July 22, 2024, approval of the general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023, initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case. The PaPUC concluded the investigation and issued a Root Cause Analysis Report on August 5, 2025, which found no systemic issues affecting the Pennsylvania subsidiary’s water service in the Northeastern service territory and expressed satisfaction with the Pennsylvania subsidiary’s efforts to manage water service matters. The PaPUC committed to continued monitoring of the Pennsylvania subsidiary’s service over the next three years.
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
Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2025:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$739	$—	$739
Commercial	287	—	287
Fire service	46	—	46
Industrial	55	—	55
Public and other	93	—	93
Total water services	1,220	—	1,220
Wastewater services:
Residential	75	—	75
Commercial	25	—	25
Industrial	7	—	7
Public and other	6	—	6
Total wastewater services	113	—	113
Miscellaneous utility charges	13	—	13
Alternative revenue programs	—	(4)	(4)
Lease contract revenue	—	1	1
Total Regulated Businesses	1,346	(3)	1,343
Other	108	—	108
Total operating revenues	$1,454	$(3)	$1,451
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

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2025:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,936	$—	$1,936
Commercial	742	—	742
Fire service	139	—	139
Industrial	146	—	146
Public and other	238	—	238
Total water services	3,201	—	3,201
Wastewater services:
Residential	214	—	214
Commercial	64	—	64
Industrial	17	—	17
Public and other	21	—	21
Total wastewater services	316	—	316
Miscellaneous utility charges	38	—	38
Alternative revenue programs	—	11	11
Lease contract revenue	—	4	4
Total Regulated Businesses	3,555	15	3,570
Other	300	(1)	299
Total operating revenues	$3,855	$14	$3,869
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
Contract assets of $153 million and $84 million are included in Unbilled revenues on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively. Also, contract assets of $2 million and $39 million are included in other long-term assets on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively. Contract liabilities of $16 million and $40 million are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively. Also, contract liabilities of $31 million and $14 million are included in other long-term liabilities on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively. Revenues recognized for the nine months ended September 30, 2025 and 2024, from amounts included in contract liabilities were $72 million and $82 million, respectively.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of September 30, 2025, the Company’s operation and maintenance (“O&M”) and capital improvement contracts have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.4 billion as of September 30, 2025, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2026 and 2038 and have RPOs of $533 million as of September 30, 2025, as measured by estimated remaining contract revenue.

Note 5: Acquisitions and Divestitures
Regulated Businesses
During the nine months ended September 30, 2025, the Company closed on ten acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $29 million, which added approximately 11,000 water and wastewater customers. This includes the Company’s acquisition of the Audubon Water Company effective May 28, 2025, for a total consideration of $7 million, in the form of 48,381 shares of parent company common stock, net of an indemnity escrow claim. Assets acquired from the ten acquisitions, principally utility plant, totaled $44 million and liabilities assumed totaled $22 million, including assumed debt of $12 million. The Company recorded goodwill of $7 million associated with three of its acquisitions, which is reported in the Company’s Regulated Businesses segment. Five of these acquisitions were accounted for as a business combination and the purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.
The pro forma impact of the Company’s business combinations was not material to the Consolidated Statements of Operations for the periods ended September 30, 2025 and 2024.
Secured Seller Promissory Note from the Sale of Homeowner Services Group
On December 9, 2021 (the “Closing Date”), the Company sold all of the equity interests in subsidiaries that comprised the Homeowner Services Group (“HOS”) to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion. The outstanding consideration as of September 30, 2025, is a secured seller note payable in cash and issued by the Buyer in the principal amount of $795 million, with an interest rate of 10.00% per year. The Company recognized $20 million of interest income during each of the three months ended September 30, 2025 and 2024, and $60 million and $57 million of interest income during the nine months ended September 30, 2025 and 2024, respectively, from the secured seller note. The final maturity date of the secured seller note is December 9, 2026.
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
Note 6: Shareholders’ Equity
Equity Forward Sale Agreements
In August 2025, the Company entered into separate forward sale agreements (the “Forward Sale Agreements”) with several forward purchasers relating to an aggregate of 8,098,592 shares of the Company’s common stock at an initial forward price of $139.657 per share, which is equal to the price to public per share less an underwriting discount. Each Forward Sale Agreement will be physically settled unless the Company elects to settle such Forward Sale Agreement in cash or to net share settle such Forward Sale Agreement (which the Company has the right to do, subject to certain conditions, other than in the limited circumstances set forth in the Forward Sale Agreements). The Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at the Company’s discretion on or prior to December 31, 2026. To the extent the Forward Sale Agreements are physically settled, the Company will issue common stock to the forward purchasers and receive cash proceeds based on the applicable forward sale price on the settlement date as defined in the Forward Sale Agreements.
As of September 30, 2025, the Company did not receive any proceeds from the sale of its common stock connected to the Forward Sale Agreements. The Company estimates that it will receive total net proceeds of approximately $1,131 million, before deducting estimated offering expenses, subject to the price adjustment and other provisions of the Forward Sale Agreements, in the event of full physical settlement of all of the Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements will be classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.

Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2025 and 2024, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of June 30, 2025	$(95)	$1	$75	$25	$(1)	$5
Other comprehensive loss before reclassifications	—	—	—	(1)	—	(1)
Net other comprehensive loss	—	—	—	(1)	—	(1)
Balance as of September 30, 2025	$(95)	$1	$75	$24	$(1)	$4

Balance as of June 30, 2024	$(96)	$1	$75	$10	$3	$(7)
Other comprehensive (loss) income before reclassifications	—	—	—	(2)	1	(1)
Net other comprehensive (loss) income	—	—	—	(2)	1	(1)
Balance as of September 30, 2024	$(96)	$1	$75	$8	$4	$(8)
Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2025 and 2024, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2024	$(95)	$1	$74	$30	$2	$12
Other comprehensive (loss) income before reclassifications	—	—	—	(6)	1	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	(4)	(3)
Net other comprehensive income (loss)	—	—	1	(6)	(3)	(8)
Balance as of September 30, 2025	$(95)	$1	$75	$24	$(1)	$4

Balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
Other comprehensive income before reclassifications	—	—	—	17	—	17
Amounts reclassified from accumulated other comprehensive income	—	—	1	—	—	1
Net other comprehensive income	—	—	1	17	—	18
Balance as of September 30, 2024	$(96)	$1	$75	$8	$4	$(8)
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

Dividends
On September 3, 2025, the Company paid a quarterly cash dividend of $0.8275 per share to shareholders of record as of August 12, 2025.
On October 28, 2025, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.8275 per share, payable on December 2, 2025, to shareholders of record as of November 13, 2025. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On August 8, 2025, American Water Capital Corp. (“AWCC”) completed the sale of $900 million aggregate principal amount of its 5.700% Senior Notes due 2055. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $887 million. AWCC used the net proceeds of the offering (i) to lend funds to American Water and the Regulated Businesses; (ii) to repay commercial paper obligations of AWCC; and (iii) for general corporate purposes.
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
In addition to the notes issued by AWCC as described above, during the nine months ended September 30, 2025, the Company’s regulated subsidiaries issued in the aggregate $84 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 3.71%, a weighted average interest rate of 2.39%, and maturity dates ranging from 2025 through 2054. The private activity bonds and government funded debt issued by the Company’s regulated subsidiaries during the nine months ended September 30, 2025, were collateralized. During the nine months ended September 30, 2025, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, repaid at maturity, or settled $650 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 8.58%, a weighted average interest rate of 3.03%, and maturity dates ranging from 2025 to 2061.
As of September 30, 2025, the Company had two treasury lock agreements, with a term of 10 years and 30 years and an aggregate notional amount totaling $100 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in June 2026 and September 2026 and have an average fixed interest rate of 4.55%. The Company designated these treasury lock agreements as cash flow hedges, measured at fair value with the gain or loss recorded in accumulated other comprehensive income.
In May 2025 and August 2025, the Company terminated two and nine treasury lock agreements, respectively, designated as cash flow hedges, with a term of 30 years and an aggregate notional amount totaling $100 million and $350 million, respectively, realizing a pre-tax net gain of $12 million and $1 million, respectively, recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a 30-year period, in accordance with the tenor of the notes issued on August 8, 2025.
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
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2025 or 2024.
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. The Notes will mature on June 15, 2026 (the “Maturity Date”), unless earlier exchanged or repurchased, and are included in Current portion of long-term debt on the Consolidated Balance Sheets.

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
Short-term debt consists of commercial paper borrowings totaling $1,005 million and $880 million as of September 30, 2025, and December 31, 2024, respectively, or net of discount $1,005 million and $879 million as of September 30, 2025, and December 31, 2024, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.26% and 4.65% at September 30, 2025, and December 31, 2024, respectively. At September 30, 2025, and December 31, 2024, AWCC had no outstanding borrowings under the revolving credit facility and there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2025
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,005)	(84)	(1,089)
Remaining availability as of September 30, 2025	$1,595	$66	$1,661
(a)Total remaining availability of $1.7 billion as of September 30, 2025, was accessible through revolver draws.

	As of December 31, 2024
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.

Presented in the table below is the Company’s total available liquidity as of September 30, 2025, and December 31, 2024, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of September 30, 2025	$166	$1,661	$1,827
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
Note 9: Income Taxes
The Company’s effective income tax rate was 23.3% and 22.7% for the three months ended September 30, 2025 and 2024, respectively, and 23.4% and 23.1% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the Company’s effective income tax rate for the three and nine months ended September 30, 2025, was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders.
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB includes several corporate tax-related provisions. Key changes include the permanent extension of certain provisions from the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and Section 163(j) interest limitation exception for regulated utilities, as well as the immediate expensing of domestic research and development costs, and the introduction of a new charitable contribution floor for corporations. The OBBB has not had a material impact on the Company’s Consolidated Financial Statements. The Company will continue to monitor the implementation and any related guidance.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations effective January 1, 2023. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be carried forward indefinitely and utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024. The Company included the CAMT liability in its 2024 extension payment on April 15, 2025. As of September 30, 2025, the Company has a CAMT credit carryforward of $177 million.
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

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Components of net periodic pension benefit cost:
Service cost	$4	$4	$11	$13
Interest cost	22	21	65	63
Expected return on plan assets	(22)	(24)	(67)	(71)
Amortization of prior service credit	—	(1)	(2)	(3)
Amortization of actuarial loss	6	6	17	18
Net periodic pension benefit cost	$10	$6	$24	$20

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$1	$2
Interest cost	3	3	9	9
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	(8)	(8)	(24)	(24)
Net periodic other postretirement benefit credit	$(7)	$(7)	$(23)	$(22)
The Company contributed $11 million and $33 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2025, respectively, and contributed $11 million and $33 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2024, respectively. The Company expects to make additional pension contributions to the plan trusts of $11 million during the remainder of 2025.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2025, the Company has accrued approximately $16 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $4 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
Dunbar, West Virginia Class Action Litigation Settlement
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
On January 17, 2025, before trial commenced, the parties notified the Circuit Court that an agreement in principle to settle this litigation was reached among the parties. On May 2, 2025, the parties jointly filed with the Circuit Court a proposed class action settlement agreement (the “Dunbar Settlement”) with respect to claims by the Jeffries plaintiffs, and, on May 5, 2025, the Circuit Court issued an order granting preliminary approval of the Dunbar Settlement. On September 11, 2025, the Circuit Court held its final fairness hearing and issued an order on September 12, 2025, granting final approval of the Dunbar Settlement. Under the terms of the approved Dunbar Settlement, WVAWC has not admitted, and will not admit, any fault or liability for any of the allegations made by the Jeffries plaintiffs. The maximum pre-tax amount of the Dunbar Settlement is approximately $18 million, and the final amount of the Company’s and WVAWC’s contributions to the Dunbar Settlement is expected to be $5 million, with the remainder being contributed by certain of the Company’s general liability insurance carriers. The actual total amount to be paid to claimants through the Dunbar Settlement will depend upon the claims approved through the claims process, and WVAWC has paid approximately $2 million as of September 30, 2025. The deadline for claims submissions was August 25, 2025, and the settlement administrator is evaluating claim submissions to identify compensable claims. As a result of the foregoing, the Company has maintained as of September 30, 2025 its previously recorded charge to earnings, net of expected insurance receivables, of $5.0 million ($3.9 million after-tax). The Company intends to fund its and WVAWC’s contributions to the Dunbar Settlement through existing sources of liquidity.
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
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On December 14, 2023, Mountaineer Gas filed a motion with the Supreme Court of West Virginia to transfer this case to the West Virginia Business Court. On December 29, 2023, WVAWC filed a joinder in the motion to transfer the case. WVAWC has also filed a partial motion to dismiss this lawsuit. On March 6, 2024, the motion to transfer this complaint to the West Virginia Business Court was granted and trial and resolution judges were assigned. Mountaineer Gas voluntarily dismissed its implied indemnity count against WVAWC, rendering moot WVAWC’s partial motion to dismiss, and on May 31, 2024, WVAWC answered the complaint. The West Virginia Business Court has set a trial date for this matter, which has been reset to August 10, 2026.

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
In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $310 million in aggregate costs as of September 30, 2025, related to the Water Supply Project, which includes $102 million in AFUDC.
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
The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding. Further evidentiary hearings were held in March 2024. On May 9, 2025, the CPUC issued a proposed decision in Phase 2, finding that without the Water Supply Project, projected demand will outstrip supply by approximately 2,500 acre-feet per year for 2050. On August 14, 2025, the CPUC approved a final decision updating the supply and demand estimates for the Water Supply Project, finding that the projected demand will outstrip supply by approximately 2,600 acre-feet per year for 2050. On September 17, 2025, the City of Marina (the “City”), the Marina Coast Water District (“MCWD”) and the MPWMD filed applications for rehearing of the final decision. On September 22, 2025, these parties also filed a motion to stay the final decision. On October 9, 2025, the CPUC issued a factual correction to the final decision to find that the projected demand will outstrip supply by approximately 2,500 acre-feet per year for 2050 and did not rule on the other motions.
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

Coastal Development Permit Application
In 2018, Cal Am submitted a coastal development permit application (the “Marina Application”) to the City for those project components of the Water Supply Project located within the City’s coastal zone. Members of the City’s Planning Commission, as well as City councilpersons, publicly expressed opposition to the Water Supply Project. In May 2019, the City issued a notice of final local action based upon the denial by the Planning Commission of the Marina Application. Thereafter, Cal Am appealed this decision to the Coastal Commission, as permitted under the City’s code and the California Coastal Act. At the same time, Cal Am submitted an application (the “Original Jurisdiction Application”) to the Coastal Commission for a coastal development permit for those project components located within the Coastal Commission’s original jurisdiction. After Coastal Commission staff issued reports recommending denial of the Original Jurisdiction Application, noting potential impacts on environmentally sensitive habitat areas and wetlands and possible disproportionate impacts to communities of concern, in September 2020, Cal Am withdrew the Original Jurisdiction Application in order to address the staff’s environmental justice concerns. In November 2020, Cal Am refiled the Original Jurisdiction Application.
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
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination plant, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. In December 2022, the City, MCWD, MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of slant wells for the Water Supply Project. Cal Am is named as a real party in interest. On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s causes of action in the petition. A trial commenced on December 9, 2024, and further proceedings continued in January 2025. On May 12, 2025, the court entered its final decision denying the petition in full. On July 24, 2025, a notice of appeal was filed in this matter.
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
Cal Am’s Action for Damages Following Termination of Regional Desalination Project (“RDP”)
In 2010, the CPUC had approved the RDP, which was a precursor to the current Water Supply Project and called for the construction of a desalination facility in the City. The RDP was to be implemented through a Water Purchase Agreement and ancillary agreements (collectively, the “Agreements”) among MCWD, Cal Am and the Monterey County Water Resources Agency (“MCWRA”). In 2011, due to a conflict of interest concerning a former member of MCWRA’s Board of Directors, MCWRA stated that the Agreements were void, and, as a result, Cal Am terminated the Agreements. In ensuing litigation filed by Cal Am in 2012 to resolve the termination of the RDP, the court in 2015 entered a final judgment agreeing with Cal Am’s position that four of the five Agreements are void, and one, the credit line agreement, is not void. As a result of this litigation, Cal Am was permitted to institute further proceedings, discussed below, to determine the amount of damages that may be awarded to Cal Am as a result of the failure of the RDP.

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

In December 2023, the MPWMD filed a lawsuit against Cal Am in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit. Cal Am’s motion asserted that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. Hearings on the motion were held on May 3, 2024, and August 23, 2024. On November 14, 2024, the court issued a final ruling denying Cal Am’s motion to dismiss. Cal Am filed its answer to the complaint on December 13, 2024. On August 20, 2025, Cal Am filed a motion for summary judgment, alleging that without LAFCO approval, the MPWMD does not have legal authority to pursue eminent domain. On the same date, the MPWMD filed a motion for summary adjudication of the same issue, arguing that LAFCO approval is not required to proceed with this action. Both motions are scheduled for court hearing on December 12, 2025. This matter remains pending.
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
As of September 30, 2025, the Company has received settlement payments from defendant 3M Company totaling $135 million, net of legal fees and administrative costs. The Company intends to seek regulatory approval from its respective public utility commissions to apply the net proceeds for the benefit of customers. As of September 30, 2025, these funds are being held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL after receiving approval from the applicable public utility commissions. The funds have been recorded on the Company’s Consolidated Balance Sheet within other current assets, as of September 30, 2025. A corresponding amount has been recorded as a regulatory liability given that the Company intends to seek appropriate regulatory approvals as noted above. The Company anticipates that, during the remainder of 2025, it may receive one or more additional settlement payments from the defendants named above.
The Company has also become aware of a number of substantially similar personal injury short-form complaints that had been filed in the MDL naming, in addition to various other water providers and manufacturers, certain Company utility subsidiaries as defendants. The Company believes that the claims asserted are without merit and the relevant utility subsidiaries have valid, meritorious defenses to the claims. In October 2025, all MDL personal injury complaints that the Company had been made aware of were dismissed by the plaintiffs without prejudice.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders	$379	$350	$873	$812

Denominator:
Weighted-average common shares outstanding—Basic	195	195	195	195
Effect of dilutive common stock equivalents	—	—	—	—
Effect of dilutive forward sale agreements	—	—	—	—
Weighted-average common shares outstanding—Diluted	195	195	195	195

The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2025 and 2024, because their effect would have been anti-dilutive under the treasury stock method.
Dilutive earnings per common share reflects the dilutive impact of potential issuances of shares of common stock associated with the outstanding equity Forward Sale Agreements entered in August 2025. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of the Company’s common stock for the reporting period is higher than the adjusted forward sales price at the end of the reporting period. There were less than one million shares related to the Forward Sale Agreements included in the computation of diluted EPS for the three and nine months ended September 30, 2025.
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
Secured seller promissory note from the sale of the Homeowner Services Group—The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS, is $795 million as of September 30, 2025, and December 31, 2024. This amount represents the principal amount owed under the secured seller promissory note, for which the Company expects to receive full payment. The accounting fair value measurement of the secured seller promissory note approximated $799 million and $793 million as of September 30, 2025, and December 31, 2024, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller promissory note is classified as Level 3 within the fair value hierarchy.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of September 30, 2025
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	14,291	11,743	1,062	610	13,415

	As of December 31, 2024
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,155	10,165	1,050	658	11,873

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$43	$—	$—	$43
Rabbi trust investments	31	—	—	31
Deposits	146	—	—	146
Other investments:
Money market and other	22	—	—	22
Fixed-income securities	50	7	—	57
Total assets	292	7	—	299

Liabilities:
Deferred compensation obligations	36	—	—	36
Mark-to-market derivative liability	—	1	—	1
Total liabilities	36	1	—	37
Total assets	$256	$6	$—	$262

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$44	$—	$—	$44
Rabbi trust investments	29	—	—	29
Deposits	6	—	—	6
Other investments:
Money market and other	21	—	—	21
Fixed-income securities	88	6	—	94
Mark-to-market derivative asset	—	24	—	24
Total assets	188	30	—	218

Liabilities:
Deferred compensation obligations	34	—	—	34
Total liabilities	34	—	—	34
Total assets	$154	$30	$—	$184
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation, maintenance and repair projects. Long-term restricted funds of $32 million and $15 million were included in other long-term assets on the Consolidated Balance Sheets as of September 30, 2025, and December 31, 2024, respectively.
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
As of September 30, 2025, the Company had current assets of $79 million included in Other and had no long-term assets on the Consolidated Balance Sheets for other investments measured and recorded at fair value. As of December 31, 2024, the Company had current assets of $71 million included in Other and $44 million of other long-term assets included in Other on the Consolidated Balance Sheets for other investments measured and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed-income securities:

	As of September 30, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$58	$—	$1	$57

	As of December 31, 2024
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$94	$2	$2	$94
The fair value of the Company’s available-for-sale fixed-income securities, summarized by contractual maturities, as of September 30, 2025, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$19
1 year - 5 years	26
5 years - 10 years	5
Greater than 10 years	7
Total	$57

Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one year to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 39 years, five years, and five years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $143 million as of September 30, 2025, and December 31, 2024. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $1 million in 2025, $4 million each year in 2026 through 2029, and $37 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $4 million and $3 million for the three months ended September 30, 2025 and 2024, respectively, and $10 million and $9 million for the nine months ended September 30, 2025 and 2024, respectively.
For the three and nine months ended September 30, 2025, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, was $3 million and $9 million, respectively. For the nine months ended September 30, 2025, there were ROU assets obtained in exchange for new operating lease liabilities of $7 million.
As of September 30, 2025, the weighted-average remaining lease term of the operating leases was 18 years, and the weighted-average discount rate of the operating leases was 5%.
The future maturities of lease liabilities as of September 30, 2025, were $3 million in 2025, $11 million in 2026, $11 million in 2027, $8 million in 2028, $7 million in 2029, and $89 million thereafter. As of September 30, 2025, imputed interest was $47 million.
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

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended September 30, 2025
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,343	$108	$1,451
Less:
Operation and maintenance (a)	433	90	523
Other segment items (b)	70	3	73
Depreciation and amortization	224	2	226
Interest expense	122	36	158
Interest income	(1)	(22)	(23)
Provision for income taxes	112	3	115
Net income (loss) attributable to common shareholders	$383	$(4)	$379
Total assets	$31,874	$2,874	$34,748
Cash paid for capital expenditures	$792	$5	$797
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Other operating expenses, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	As of or for the Three Months Ended September 30, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,219	$104	$1,323
Less:
Operation and maintenance (a)	402	94	496
Other segment items (b)	62	2	64
Depreciation and amortization	196	4	200
Interest expense	107	25	132
Interest income	(6)	(16)	(22)
Provision for income taxes	102	1	103
Net income (loss) attributable to common shareholders	$356	$(6)	$350
Total assets	$29,238	$2,552	$31,790
Cash paid for capital expenditures	$683	$—	$683
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	As of or for the Nine Months Ended September 30, 2025
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,570	$299	$3,869
Less:
Operation and maintenance (a)	1,234	237	1,471
Other segment items (b)	205	4	209
Depreciation and amortization	654	9	663
Interest expense	352	101	453
Interest income	(3)	(64)	(67)
Provision for income taxes	256	11	267
Net income attributable to common shareholders	$872	$1	$873
Total assets	$31,874	$2,874	$34,748
Cash paid for capital expenditures	$2,070	$8	$2,078
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Other operating expenses, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.

	As of or for the Nine Months Ended September 30, 2024
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,204	$279	$3,483
Less:
Operation and maintenance (a)	1,109	230	1,339
Other segment items (b)	186	5	191
Depreciation and amortization	569	12	581
Interest expense	306	81	387
Interest income	(14)	(57)	(71)
Provision for income taxes	233	11	244
Net income (loss) attributable to common shareholders	$815	$(3)	$812
Total assets	$29,238	$2,552	$31,790
Cash paid for capital expenditures	$1,954	$8	$1,962
(a)Significant segment expense.
(b)Other segment items included in segment net income includes General taxes, Other operating expenses, Non-operating benefit costs, net, and Other income (expense), net, primarily Allowance for other funds used during construction.
Note 16: Subsequent Events
Execution of Agreement and Plan of Merger with Essential Utilities, Inc.
On October 26, 2025, parent company entered into an Agreement and Plan of Merger (the “Essential Merger Agreement”) with Essential Utilities, Inc. (“Essential”) to combine the two companies in a stock-for-stock transaction. The Essential Merger Agreement provides that, upon the completion of the proposed merger, Essential’s shareholders will receive 0.305 shares of parent company common stock in exchange for each share of Essential common stock eligible for exchange in the merger. Upon completion of the proposed merger, Essential will be a wholly owned subsidiary of parent company, which will retain its existing name and remain headquartered in Camden, New Jersey. The Company will continue to maintain substantial operations in Pennsylvania, including Essential’s offices in Bryn Mawr, Pennsylvania, and Pittsburgh, Pennsylvania.

Completion of the proposed merger is subject to certain customary conditions, including, among others, approvals by each of parent company’s and Essential’s shareholders, the receipt of required approvals from all applicable public utility commissions on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027.

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
Financial Results
For the three and nine months ended September 30, 2025, diluted earnings per share, prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), were $1.94 and $4.47, respectively, compared to $1.80 and $4.17 per share in the same periods in 2024. The increase was primarily driven by the implementation of new rates in the Regulated Businesses from the recovery of capital and acquisition investments. Results also reflect increased operating costs and higher depreciation and financing costs to support the current capital investment plan. Results for the three and nine months ended September 30, 2025, reflect the net impact of weather compared to normal, estimated at $0.03 favorable and flat per share, respectively. Results for the three and nine months ended September 30, 2024, reflect the net favorable impact of warmer, drier weather compared to normal, estimated at $0.04 and $0.07 per share, respectively.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. The Company currently plans to invest approximately $3.2 billion in these growth strategies in 2025. During the first nine months of 2025, the Company invested $2.2 billion, in the Regulated Businesses, as discussed below.
•$2.1 billion capital investment in the Regulated Businesses for infrastructure improvements and replacements; and
•$30 million to fund acquisitions in the Regulated Businesses, which added approximately 11,000 customers. This includes the Company’s acquisition effective May 28, 2025, of all the outstanding capital stock of Audubon Water Company, for total consideration of $7 million in the form of shares of parent company common stock.
•Approximately 14,600 new customers were added through organic growth in existing systems.
Excluding the Essential Merger Agreement (as defined below), as of September 30, 2025, the Company had entered into 24 agreements with a total aggregate purchase price of $572 million for pending acquisitions in the Regulated Businesses to add approximately 98,000 additional customers.

Execution of Agreement and Plan of Merger with Essential
On October 26, 2025, parent company entered into an Agreement and Plan of Merger with Essential (the “Essential Merger Agreement”) to combine the two companies in a stock-for-stock transaction. The Essential Merger Agreement provides that, upon the completion of the proposed merger, Essential’s shareholders will receive 0.305 shares of parent company common stock in exchange for each share of Essential common stock eligible for exchange in the merger. Upon completion of the proposed merger, Essential will be a wholly owned subsidiary of parent company, which will retain its existing name and remain headquartered in Camden, New Jersey. The Company will continue to maintain substantial operations in Pennsylvania, including Essential’s offices in Bryn Mawr and Pittsburgh, Pennsylvania.
Completion of the proposed merger is subject to certain customary conditions, including, among others, approvals by each of parent company’s and Essential’s shareholders, the receipt of required approvals from all applicable PUCs on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027.
Execution of Purchase and Sale Agreement with Nexus Regulated Utilities, LLC
On May 19, 2025, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Nexus Regulated Utilities, LLC (“Seller”), a subsidiary of Nexus Water Group, Inc., a privately-held water and wastewater utility. Seller directly owns all of the issued and outstanding equity interests in specified entities (collectively, the “Acquired Entities”) that own regulated water and wastewater system assets located in Illinois, Indiana, Kentucky, Maryland, New Jersey, Pennsylvania, Tennessee and Virginia. Under the terms of the Purchase Agreement, the Company has agreed to acquire from Seller all of Seller’s equity interests in each of the Acquired Entities on a cash-free and debt-free basis. The aggregate purchase price to be paid by the Company will be approximately $315 million in cash, subject to adjustment at closing based on the calculations and criteria provided in the Purchase Agreement. Aggregate rate base that would be acquired at closing is estimated to be approximately $200 million, subject to final determination by the respective PUCs. Based on current connection counts, the Company would add nearly 47,000 customer connections in total to its Regulated Businesses in the eight states above. The Company intends to fund the payment of the final purchase price through its cash flow from operations and its existing sources of liquidity. Closing is subject to certain customary and other conditions, including, among others, the receipt of all required regulatory approvals. The Company currently anticipates that the closing will occur by or before August 2026.
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
As of September 30, 2025, the Company has received settlement payments from defendant 3M Company totaling $135 million, net of legal fees and administrative costs. The Company intends to seek regulatory approval from its respective PUCs to apply the net proceeds for the benefit of customers. As of September 30, 2025, these funds are being held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL after receiving approval from the applicable PUCs. The funds have been recorded on the Company’s Consolidated Balance Sheet within other current assets, as of September 30, 2025. A corresponding amount has been recorded as a regulatory liability given that the Company intends to seek appropriate regulatory approvals as noted above. The Company anticipates that, during the remainder of 2025, it may receive one or more additional settlement payments from the defendants named above.

The Company has also become aware of a number of substantially similar personal injury short-form complaints that had been filed in the MDL naming, in addition to various other water providers and manufacturers, certain Company utility subsidiaries as defendants. The Company believes that the claims asserted are without merit and the relevant utility subsidiaries have valid, meritorious defenses to the claims. In October 2025, all MDL personal injury complaints that the Company had been made aware of were dismissed by the plaintiffs without prejudice.
Environmental, Health and Safety, and Water Quality Regulation
On April 10, 2024, the U.S. Environmental Protection Agency (“EPA”) announced a final National Primary Drinking Water Regulation (“NPDWR”) for six PFAS including PFOA, PFOS, PFNA, HFPO-DA, PFHxS, and PFBS. The NPDWR for PFAS establishes legally enforceable levels, called maximum contaminant levels, for PFAS in drinking water. Utilities will be required to complete their initial monitoring for PFAS by 2027, followed by ongoing compliance monitoring. Although the EPA has indicated their intent to extend the compliance deadline to 2031, under the current rule utilities will be required to comply with the new MCLs by April 2029, implementing solutions to reduce PFAS levels where needed. Beginning in April 2029, utilities that exceed any of the PFAS MCLs will be required to provide notification to the public of the violation.
Upon initial review of the compliance requirements in 2024, the Company estimated an investment of approximately $1 billion of capital expenditures to install additional treatment facilities in order to comply with the new regulations by April 2029. The Company currently estimates an investment of approximately $2 billion of capital expenditures to install additional treatment facilities in order to comply with the NPDWR as proposed.
Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2025. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
Hawaii	August 1, 2025	$1
Iowa	August 1, 2025 (a)	13
Missouri	May 28, 2025	63
Indiana, Step Increase	May 14, 2025	17
Virginia	February 24, 2025 (b)	15
Tennessee	January 21, 2025	1
Illinois	January 1, 2025	105
California, Step Increase	January 1, 2025	17
Total general rate case authorizations		$232
(a)Interim rates of $5 million were effective May 11, 2024. The Iowa Utilities Commission issued its final order on May 21, 2025.
(b)Interim rates were effective May 1, 2024, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final order on February 24, 2025.
On July 24, 2025, the Hawaii Public Utilities Commission issued a final order adopting the settlement agreement filed by the Company’s Hawaii subsidiary on April 25, 2025, with respect to its general rate case filed on August 2, 2024. The final order approves an annualized increase of approximately $1 million in wastewater revenue, which is based on a return on equity of 9.75% and a capital structure with an equity component of 52.11% and a debt component of 47.89%. New rates were effective August 1, 2025.
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

On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. The 2024 rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism, and on May 23, 2025, the CPUC issued its decision denying the application for rehearing. On September 19, 2025, the California subsidiary filed a petition to modify the CPUC order received on December 5, 2024, for its general rate case originally filed on July 1, 2022. The request seeks clarification from the CPUC on the method used to calculate the Conservation Adjustment for Rate Tier Designs (“CART”), specifically for the California subsidiary’s Monterey service area. The CART is a ratemaking mechanism that allows the Company to recover, in subsequent periods, a portion of the impact on operating revenues as a result of implementing customer rates structured to promote conservation usage. On October 20, 2025, the California Public Advocate submitted a response opposing the California subsidiary’s request and stating the request should instead be addressed in the California subsidiary’s pending base rate case. The California subsidiary has requested an opportunity to formally reply. The CPUC will consider both positions, and the California subsidiary expects resolution of the petition to modify later in 2026.
Pending General Rate Case Filings
On August 1, 2025, the Company’s Maryland subsidiary filed a general rate case requesting approximately $3 million in annualized incremental revenues, which is based on a proposed return on equity of 10.64% and a capital structure with an equity component of 52.32%. The requested annualized incremental revenue is driven primarily by approximately $22 million of capital investments completed by the Maryland subsidiary from February 2019 through April 2025. The filing must be approved by the Public Service Commission of Maryland, and if approved, it is anticipated that new rates would take effect in March 2026.
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. The application requested an increase of $63 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $111 million. On October 13, 2025, the California subsidiary filed its 100 day update for the same proceeding and updated the request to $62 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $110 million. The requested annualized incremental revenue is driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary through 2025 to 2028. If approved by the CPUC, the new rates would take effect on January 1, 2027. The application also requests approval of a Fixed Cost Recovery Account, which is intended to be a full decoupling mechanism that would allow the California subsidiary to recover authorized fixed costs, regardless of sales volume, while also providing incentives, via progressive conservation-oriented rate design, for customers to use water more efficiently. Independent of the pending rate case, California Senate Bill 473, which would have required the CPUC to ensure variances between forecasted and actual sales do not result in material overcollections or undercollections by water corporations, passed out of the California Senate but did not advance in the California Assembly Appropriations Committee.
On May 16, 2025, the Company’s Kentucky subsidiary filed a general rate case requesting approximately $27 million in annualized incremental revenues, excluding infrastructure surcharges of $10 million, which is based on a proposed return on equity of 10.75% and a proposed capital structure with a common equity component of 52.26% and a debt component of 47.74%. The requested annualized incremental revenue is being driven primarily by approximately $212 million of capital investments completed and planned by the Kentucky subsidiary from February 2025 through December 2026. As provided by statutory authority, the Kentucky subsidiary may put into effect proposed rates on an interim basis seven months after the filing of this case, or December 16, 2025, and the difference between the interim and final approved rates will be subject to refund. The request is subject to approval by the Kentucky Public Service Commission, and the general rate case is expected to be completed by the end of the first quarter of 2026.
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

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
Pennsylvania	October 1, 2025	$5
New Jersey	May 30, 2025	15
Missouri	February 7, 2025	17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge authorizations		$43
Pending Infrastructure Surcharge Filings
On September 3, 2025, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $13 million in additional annualized revenues.
On June 30, 2025, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $3 million in additional annualized revenues.
Other Regulatory Matters
The Pennsylvania Public Utility Commission (the “PaPUC”), as part of its July 22, 2024, approval of the general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023, initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case. The PaPUC concluded the investigation and issued a Root Cause Analysis Report on August 5, 2025, which found no systemic issues affecting the Pennsylvania subsidiary’s water service in the Northeastern service territory and expressed satisfaction with the Pennsylvania subsidiary’s efforts to manage water service matters. The PaPUC committed to continued monitoring of the Pennsylvania subsidiary’s service over the next three years.

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues	$1,451	$1,323	$3,869	$3,483
Operating expenses:
Operation and maintenance	523	496	1,471	1,339
Depreciation and amortization	226	200	663	581
General taxes	87	84	260	246
Other	1	—	1	(1)
Total operating expenses, net	837	780	2,395	2,165
Operating income	614	543	1,474	1,318
Other (expense) income:
Interest expense	(158)	(132)	(453)	(387)
Interest income	23	22	67	71
Non-operating benefit costs, net	4	7	12	23
Other, net	11	13	40	31
Total other (expense) income	(120)	(90)	(334)	(262)
Income before income taxes	494	453	1,140	1,056
Provision for income taxes	115	103	267	244
Net income attributable to common shareholders	$379	$350	$873	$812
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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues	$1,343	$1,219	$3,570	$3,204
Operation and maintenance	433	402	1,234	1,109
Depreciation and amortization	224	196	654	569
General taxes	82	79	244	232
Other	1	—	1	(1)
Other (expense) income	(108)	(84)	(309)	(247)
Provision for income taxes	112	102	256	233
Net income attributable to common shareholders	$383	$356	$872	$815

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Water services:
Residential	$739	$679	$1,936	$1,763
Commercial	287	255	742	659
Fire service	46	41	139	123
Industrial	55	50	146	138
Public and other	85	81	240	212
Total water services	1,212	1,106	3,203	2,895
Wastewater services:
Residential	75	62	214	181
Commercial	25	20	64	52
Industrial	7	4	17	9
Public and other	10	11	30	28
Total wastewater services	117	97	325	270
Other (a)	14	16	42	39
Total operating revenues	$1,343	$1,219	$3,570	$3,204
(a)Includes other operating revenues consisting primarily of miscellaneous utility charges, fees and rents.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Gallons in millions)	2025	2024	2025	2024
Billed water services volumes:
Residential	49,847	51,137	121,961	123,752
Commercial	24,391	24,389	60,654	60,971
Industrial	10,443	10,261	27,757	28,308
Fire service, public and other	16,397	16,263	41,432	41,077
Total billed water services volumes	101,078	102,050	251,804	254,108
For the three and nine months ended September 30, 2025, operating revenues increased $124 million and $366 million, respectively, primarily due to increases of $103 million and $316 million, respectively, from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states. In addition, operating revenues increased $12 million and $37 million for the three and nine months ended September 30, 2025, respectively, from water and wastewater acquisitions, as well as organic growth in existing systems. Operating revenues were also higher for the three and nine months ended September 30, 2025, in the Company’s California subsidiary, due to a change to its revenue stability mechanism from full to partial revenue recovery, resulting from the general rate case decision approved by the CPUC in December 2024. These increases were partially offset by an estimated $3 million and $20 million net decrease for the three and nine months ended September 30, 2025, respectively, due to unfavorable weather impacts in 2025 as compared to 2024.

Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Employee-related costs	$142	$134	$431	$405
Production costs	142	133	365	344
Operating supplies and services	77	72	233	196
Maintenance materials and supplies	26	25	81	66
Customer billing and accounting	27	20	69	48
Other	19	18	55	50
Total operation and maintenance expense	$433	$402	$1,234	$1,109
For the three and nine months ended September 30, 2025, operation and maintenance expense increased $31 million and $125 million, respectively, due to increases from employee-related costs, increased operating supplies and services costs primarily from higher technology related costs, increased production costs primarily from higher purchased water cost and power and fuel costs, customer billing and accounting from an increase in customer uncollectible expense and increases in other maintenance costs.
Depreciation and Amortization
For the three and nine months ended September 30, 2025, depreciation and amortization increased $28 million and $85 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments and higher depreciation rates from recent rate case orders.
General Taxes
For the three and nine months ended September 30, 2025, general taxes increased $3 million and $12 million, respectively, primarily due to incremental property taxes, higher capital stock taxes and New Jersey Gross Receipts Tax.
Other Expenses
For the three and nine months ended September 30, 2025, other expenses increased $24 million and $62 million, respectively, primarily due to higher interest expense from the issuance of incremental long-term debt.
Provision for Income Taxes
For the three and nine months ended September 30, 2025, the Regulated Businesses’ provision for income taxes increased $10 million and $23 million, respectively. The Regulated Businesses’ effective income tax rate was 22.6% and 22.3% for the three months ended September 30, 2025 and 2024, respectively, and 22.7% and 22.2% for the nine months ended September 30, 2025 and 2024, respectively. The increase was primarily due to the decrease in the amortization of EADIT pursuant to regulatory orders.

Other
Presented in the table below is information for Other:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Operating revenues	$108	$104	$299	$279
Operation and maintenance	90	94	237	230
Depreciation and amortization	2	4	9	12
General taxes	5	5	16	14
Interest expense	(36)	(25)	(101)	(81)
Interest income	22	16	64	57
Other income	2	3	12	9
Provision for income taxes	3	1	11	11
Net (loss) income attributable to common shareholders	$(4)	$(6)	$1	$(3)
Operating Revenues
For the three and nine months ended September 30, 2025, operating revenues increased $4 million and $20 million, respectively, primarily from an increase in capital projects in MSG and the Contract Services Group (“CSG”).
Operation and Maintenance
For the three months ended September 30, 2025, operation and maintenance expense decreased $4 million, primarily due to reduced employee-related costs partially offset by increased costs associated with MSG and CSG projects.
For the nine months ended September 30, 2025, operation and maintenance expense increased $7 million, primarily due to increased costs associated with MSG and CSG projects partially offset by reduced employee-related costs.
Interest expense
For the three and nine months ended September 30, 2025, interest expense increased $11 million and $20 million, respectively, due to higher average commercial paper borrowings.
Legislative Updates
During 2025, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of October 29, 2025:
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
•Missouri passed Senate Bill 4, which provides that beginning July 1, 2026, water, sewer, and gas utilities may request the use of a future test year in a general rate case. This statute provides that at the end of the future test year, utilities must reconcile rate base and certain expenses, including annualized depreciation expense, income tax expense, payroll expense, employee benefits except for pensions and other post-retirement benefits, and rate case expenses, within 45 days to the MoPSC. Legislation was signed by the Governor on April 9, 2025, and became effective on August 28, 2025.

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
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, the Monterey system assets of Cal Am are the subject of a condemnation lawsuit filed by the Monterey Peninsula Water Management District (the “MPWMD”) stemming from a November 2018 public ballot initiative. For more information on this matter, see Part II, Item 1—Legal Proceedings—Proposed Acquisition of Monterey System Assets — Potential Condemnation and Note 11—Commitments and Contingencies in the Notes to Consolidated Financial Statements.
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
Tax Matters
On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB”) was signed into law. The OBBB includes several corporate tax-related provisions. Key changes include the permanent extension of certain provisions from the Tax Cuts and Jobs Act of 2017, such as 100% bonus depreciation and Section 163(j) interest limitation exception for regulated utilities, as well as the immediate expensing of domestic research and development costs, and the introduction of a new charitable contribution floor for corporations. The OBBB has not had a material impact on the Company’s Consolidated Financial Statements. The Company will continue to monitor the implementation and any related guidance.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, issuances of commercial paper and equity and, if and to the extent necessary, borrowings under the revolving credit facility of American Water Capital Corp., the Company’s wholly owned finance subsidiary.
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

In August 2025, the Company entered into separate forward sale agreements (the “Forward Sale Agreements”) with several forward purchasers relating to an aggregate of 8,098,592 shares of the Company’s common stock at an initial forward price of $139.657 per share, which is equal to the price to public per share less an underwriting discount. Each Forward Sale Agreement will be physically settled unless the Company elects to settle such Forward Sale Agreement in cash or to net share settle such Forward Sale Agreement (which the Company has the right to do, subject to certain conditions, other than in the limited circumstances set forth in the Forward Sale Agreements). The Forward Sale Agreements provide for settlement on a settlement date or dates to be specified at the Company’s discretion on or prior to December 31, 2026. To the extent the Forward Sale Agreements are physically settled, the Company will issue common stock to the forward purchasers and receive cash proceeds based on the applicable forward sale price on the settlement date as defined in the Forward Sale Agreements.
As of September 30, 2025, the Company did not receive any proceeds from the sale of its common stock connected to the Forward Sale Agreements. The Company estimates that it will receive total net proceeds of approximately $1,131 million, before deducting estimated offering expenses, subject to the price adjustment and other provisions of the Forward Sale Agreements, in the event of full physical settlement of all of the Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements will be classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.
On August 8, 2025, AWCC completed the sale of $900 million aggregate principal amount of its 5.700% Senior Notes due 2055. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $887 million. AWCC used the net proceeds of the offering (i) to lend funds to American Water and the Regulated Businesses; (ii) to repay commercial paper obligations of AWCC; and (iii) for general corporate purposes.
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
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). The Notes will mature on June 15, 2026, unless earlier exchanged or repurchased, and are included in Current portion of long-term debt on the Consolidated Balance Sheets.
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
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2025
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,005)	(84)	(1,089)
Remaining availability as of September 30, 2025	$1,595	$66	$1,661
(a)Total remaining availability of $1.7 billion as of September 30, 2025, was accessible through revolver draws.

	As of December 31, 2024
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of September 30, 2025	$166	$1,661	$1,827
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.26% and 4.65% at September 30, 2025, and December 31, 2024, respectively.
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
As of September 30, 2025, the Company had two treasury lock agreements, with a term of 10 years and 30 years and an aggregate notional amount totaling $100 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in June 2026 and September 2026 and have an average fixed interest rate of 4.55%. The Company designated these treasury lock agreements as cash flow hedges, measured at fair value with the gain or loss recorded in accumulated other comprehensive income.
In May 2025 and August 2025, the Company terminated two and nine treasury lock agreements, respectively, designated as cash flow hedges, with a term of 30 years and an aggregate notional amount totaling $100 million and $350 million, respectively, realizing a pre-tax net gain of $12 million and $1 million, respectively, recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a 30-year period, in accordance with the tenor of the notes issued on August 8, 2025.
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
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2025 or 2024.

Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Nine Months Ended September 30,
(In millions)	2025	2024
Net income	$873	$812
Add (less):
Depreciation and amortization	663	581
Deferred income taxes and amortization of investment tax credits	104	84
Other non-cash activities (a)	31	28
Changes in assets and liabilities (b)	(242)	(66)
Pension contributions	(33)	(33)
Net cash provided by operating activities	$1,396	$1,406
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net.
(b)Changes in assets and liabilities include changes to receivables and unbilled revenues, income tax receivable, accounts payable and accrued liabilities, accrued taxes and other assets and liabilities, net.
For the nine months ended September 30, 2025, cash flows provided by operating activities decreased $10 million, primarily due to the CAMT liability included in the Company’s 2024 extension payment in the second quarter of 2025, utilization of income tax receivables in the prior year and higher customer receivables and unbilled revenues in the current period. The decrease was partially offset by an increase in net income and depreciation.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Nine Months Ended September 30,
(In millions)	2025	2024
Capital expenditures	$(2,078)	$(1,962)
Acquisitions, net of cash acquired	(22)	(119)
Removal costs from property, plant and equipment retirements, net	(120)	(112)
Purchases of available-for-sale fixed-income securities	(43)	(113)
Proceeds from sales and maturities of available-for-sale fixed-income securities	84	147
Net cash used in investing activities	$(2,179)	$(2,159)
For the nine months ended September 30, 2025, cash flows used in investing activities increased $20 million, primarily due to increased payments for capital expenditures partially offset by decreased payments for acquisitions in the current period. The Company currently plans to invest approximately $3.2 billion on growth through capital investment in infrastructure and acquisitions in the Regulated Businesses in 2025.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Nine Months Ended September 30,
(In millions)	2025	2024
Proceeds from long-term debt, net of discount	$1,776	$1,416
Repayments of long-term debt	(623)	(474)
Net short-term borrowings with original maturities less than three months	126	35
Debt issuance costs	(17)	(13)
Dividends paid	(472)	(436)
Other financing activities, net (a)	62	38
Net cash provided by financing activities	$852	$566
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the nine months ended September 30, 2025, cash flows provided by financing activities increased $286 million, primarily due to higher issuances of long-term debt and higher short-term commercial paper borrowings, partially offset by higher repayments of long-term debt and dividend payments.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2025, the Company’s ratio was 0.58 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of October 29, 2025, as issued by Moody’s Ratings on January 23, 2025, and S&P Global Ratings on June 6, 2025:

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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The following information updates and amends the information provided in the Company’s Form 10-K in Item 3—Legal Proceedings, and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 in Part II, Item 1—Legal Proceedings. Capitalized terms used but not otherwise defined herein have the meanings set forth in the Company’s Form 10-K and Form 10-Q. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.
Alternative Water Supply in Lieu of Carmel River Diversions
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
On May 9, 2025, the CPUC issued a proposed decision in the Phase 2 that is focusing on updated supply and demand estimates for the Water Supply Project, finding that without the Water Supply Project, projected demand will outstrip supply by approximately 2,500 acre-feet per year for 2050. On August 14, 2025, the CPUC approved a final decision updating the supply and demand estimates for the Water Supply Project, finding that the projected demand will outstrip supply by approximately 2,600 acre-feet per year for 2050. On September 17, 2025, the City, MCWD and the MPWMD filed applications for rehearing of the final decision. On September 22, 2025, these parties also filed a motion to stay the final decision. On October 9, 2025, the CPUC issued a factual correction to the final decision to find that the projected demand will outstrip supply by approximately 2,500 acre-feet per year for 2050 and did not rule on the other motions.
Coastal Development Permit Application
On May 12, 2025, the court entered its final decision denying the joint petition for writ of mandate by the City, MCWD and the MPWMD in full. On July 24, 2025, a notice of appeal was filed in this matter.
Proposed Acquisition of Monterey System Assets — Potential Condemnation
MPWMD Condemnation Action
On August 20, 2025, Cal Am filed a motion for summary judgment as to the MPWMD’s condemnation action, alleging that without LAFCO approval, the MPWMD does not have legal authority to pursue eminent domain. On the same date, the MPWMD filed a motion for summary adjudication of the same issue, arguing that LAFCO approval is not required to proceed with its condemnation action. Both motions are scheduled for court hearing on December 12, 2025.
Dunbar, West Virginia Class Action Litigation Settlement
On September 11, 2025, the Circuit Court held its final fairness hearing and issued an order on September 12, 2025, granting final approval of the Dunbar Settlement. Under the terms of the approved Dunbar Settlement, WVAWC has not admitted, and will not admit, any fault or liability for any of the allegations made by the Jeffries plaintiffs. The maximum pre-tax amount of the Dunbar Settlement is approximately $18 million, and the final amount of the Company’s and WVAWC’s contributions to the Dunbar Settlement is expected to be $5 million, with the remainder being contributed by certain of the Company’s general liability insurance carriers. The actual total amount to be paid to claimants through the Dunbar Settlement will depend upon the claims approved through the claims process, and WVAWC has paid approximately $2 million as of September 30, 2025. The deadline for claims submissions was August 25, 2025, and the settlement administrator is evaluating claim submissions to identify compensable claims. The Company intends to fund its and WVAWC’s contributions to the Dunbar Settlement through existing sources of liquidity.
Mountaineer Gas Company Main Break
The West Virginia Business Court has set a new trial date of August 10, 2026, for trial in Mountaineer Gas Company v. West Virginia-American Water Company.
PFAS Multi-District Litigation
As of September 30, 2025, the Company has received settlement payments from defendant 3M Company totaling $135 million, net of legal fees and administrative costs. The Company intends to seek regulatory approval from its respective PUCs to apply the net proceeds for the benefit of customers, where permissible. As of September 30, 2025, these funds are being held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL after receiving approval from the applicable PUCs. The Company anticipates that, during the remainder of 2025, it may receive one or more additional settlement payments from the defendants named above.

The Company has also become aware of a number of substantially similar personal injury short-form complaints that have been filed in the MDL naming, in addition to various other water providers and manufacturers, certain Company utility subsidiaries as defendants. In October 2025, all MDL personal injury complaints that the Company had been made aware of were dismissed by the plaintiffs without prejudice.
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
Risks Related to the Proposed Merger with Essential
The market price of shares of our or Essential’s common stock will fluctuate and the exchange ratio will not be adjusted to reflect such fluctuations, and as a result, the consideration at the date of the closing of the proposed merger may vary significantly from the date the merger agreement was executed.
Upon completion of the proposed merger, each outstanding share of Essential common stock will be converted into the right to receive 0.305 shares of our common stock. The number of shares of our common stock to be issued pursuant to the merger agreement for each share of Essential common stock will not change to reflect changes in the market price of our or Essential’s common stock. The market price of our common stock at the time of completion of the proposed merger may vary significantly from the price of our common stock on the date the merger agreement was executed and/or the date or dates of special shareholder meetings to be held in connection with the proposed merger. Because we may not complete the proposed merger until a significant period of time has passed after these dates, the market value of our common stock issued in connection with the proposed merger and the Essential common stock surrendered in connection with the proposed merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market assessment of the likelihood that the proposed merger will be completed, changes in our or Essential’s business, operations or prospects prior to or following the proposed merger, litigation or regulatory considerations, reactions from the financial markets or analysts, general business, market, industry or economic conditions and other factors both within and beyond our and Essential’s control, including the risks, uncertainties and other factors described in Item 1A—Risk Factors, included in our Form 10-K, and in our other SEC filings, and those described in Essential’s SEC filings. Neither we nor Essential may terminate the merger agreement solely because of changes in the market price of either company’s common stock.
The proposed merger is subject to various closing conditions, including the receipt of consents and approvals from various governmental and regulatory entities and third parties, and a failure to obtain all such consents or approvals or to satisfy such other closing conditions could prevent or delay the completion of the proposed merger or impose conditions that could have a material adverse effect on us or the combined company.
We anticipate that, subject to the receipt of all required regulatory and other consents and approvals and the satisfaction or waiver of all other closing conditions, the proposed merger will be completed in the first quarter of 2027. Among other closing conditions, completion of the proposed merger is conditioned upon the receipt of such required consents, orders and approvals from various governmental and regulatory entities and other third parties, including PUCs in certain states in which either or both companies operate, including without limitation the Pennsylvania Public Utility Commission. The proposed merger is also subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration or earlier termination of the waiting period (and any extension of the waiting period) applicable to the proposed merger is a condition to closing the proposed merger. Approvals by shareholders of each of parent company and Essential will also be required to complete the proposed merger.
We and Essential cannot provide any assurance that all of the required consents, orders and approvals will be obtained or that these consents, orders or approvals will not be conditioned on terms, conditions or restrictions that would be detrimental to the combined company after the completion of the proposed merger, including requiring one or both companies to dispose of certain assets. One or both company’s shareholders may not approve the proposed merger. The merger agreement allows, subject to certain conditions, limitations and exclusions, each party to terminate the merger agreement (and generally without the payment of a termination fee to the non-terminating party) if the final terms of any of the required regulatory consents, orders or approvals would result in or require an undertaking of efforts or the taking of action that would reasonably be expected to have, individually or in the aggregate, a “burdensome effect” (as defined in the merger agreement). Any substantial delay in obtaining satisfactory consents, orders or approvals, or the imposition of any requirements, terms or conditions in connection with a party’s obtaining such consents, orders or approvals, could be on terms that we or Essential do not believe to be reasonable or could cause a material reduction in the expected benefits of the proposed merger and/or an impairment or deterioration in our or Essential’s relationships with their respective applicable PUCs. If any such delays or conditions are significant enough, one or both parties may decide to abandon the proposed merger and terminate the merger agreement, subject to its terms. If the proposed merger is not completed, our ongoing businesses may be adversely affected, including, as follows:

•having to pay certain significant costs relating to the proposed merger without receiving the benefits of the proposed merger, including, in certain circumstances, a payment by us to Essential of a termination fee of $835 million in the case of a termination fee payable by us to Essential;
•diversion of management’s attention from day-to-day operations;
•not pursuing other strategic transactions that we may have otherwise considered had we not entered into the merger agreement with Essential;
•we will have been subject to certain restrictions on the conduct of our ongoing businesses, which may have prevent us from making certain acquisitions or dispositions or pursuing certain business opportunities while the proposed merger was pending; and
•the price of our common stock may decline to reflect assumptions by the market as to whether the proposed merger will be completed.
The proposed merger may cause suppliers, strategic partners, certain customers or others to delay or defer decisions regarding our business, and may adversely affect our ability to effectively manage our business.
The proposed merger will happen only if stated conditions are satisfied, including the receipt of the requisite shareholder approvals and the receipt of regulatory approvals, among other conditions. Many of the conditions are outside the parties’ control, and both parties also have certain rights to terminate the merger agreement. Accordingly, there may be uncertainty regarding the completion of the proposed merger. This uncertainty, or any disagreement with the decision to enter into the merger agreement, may cause our suppliers, vendors, strategic partners, certain customers or others that deal with us to delay or defer entering into contracts or make other decisions concerning us, or to seek to change or cancel existing business relationships. Any delay or deferral of those decisions or changes in existing agreements or relationships could have a material adverse effect on us and our financial condition and results of operations.
The merger agreement contains provisions that limit our and Essential’s ability to pursue certain alternatives to the proposed merger, which could discourage a potential acquirer of either Essential or us from making an alternative transaction proposal and, in certain circumstances, could require us or Essential to pay to the other party a significant termination fee.
Under the merger agreement, we and Essential are each restricted, subject to limited exceptions, from entering into certain alternative transactions in lieu of the proposed merger. In general, unless and until the merger agreement is terminated, we and Essential are restricted from, among other things, soliciting, initiating, knowingly encouraging or knowingly facilitating the making of a proposal that is or would reasonably be expected to lead to a competing acquisition proposal from any person. Each of our and Essential’s board of directors is limited in its ability to change its recommendation with respect to the proposed merger and related proposals. We and/or Essential may terminate the merger agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us or Essential from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the proposed merger, or the competing transaction might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. Under the merger agreement, in the event the merger agreement is terminated to accept a superior proposal, or under certain other circumstances, we would be required to pay a termination fee of $835 million to Essential in the case of a termination of the merger agreement by us, and Essential would be required to pay a termination fee of $370 million to us in the case of a termination of the merger agreement by Essential.
We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the proposed merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into a merger agreement. Even if these lawsuits are without merit, defending against these claims can result in substantial costs to the parties to the merger agreement and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the completion of a merger, that injunction may delay or prevent such merger from being completed.
If completed, the proposed merger may not achieve its anticipated results, and we may be unable to integrate Essential’s operations and/or operate the combined company in the manner expected.
We and Essential entered into the merger agreement with the expectation that the proposed merger will result in various benefits, including, among other things, increased efficiencies of scale and size, increased geographic diversity, greater long-term growth opportunities for employees of the combined company, and other operating efficiencies. Achieving the anticipated benefits of the proposed merger is subject to a number of uncertainties, including whether our and Essential’s businesses can be integrated in an efficient, effective and timely manner.

We could have difficulty integrating the acquired assets, personnel and operations with our own. We anticipate that the integration of the two companies may ultimately be complex, and we expect to devote significant time and resources to this integration process. Risks and uncertainties that could impact us negatively include:
•unforeseen or significant difficulties in integrating the two companies and their assets, operations, cultures and employees;
•the potential disruption of the ongoing businesses and distraction of our and Essential’s management;
•changes in our business focus and/or management;
•risks related to owning, operating, maintaining and successfully managing Essential’s natural gas distribution business, including any increased risks and liabilities associated with the operation of that business;
•difficulties in establishing and/or maintaining uniform standards, systems, controls, procedures and policies, including accounting and financial reporting, across both of the integrated companies, or merging or linking disparate ones;
•the potential impairment of relationships with employees and partners as a result of any integration of new management personnel;
•the potential inability to manage an increased number of locations and employees; and
•the effect of any government regulations which relate to Essential’s business, including with respect to jurisdictions in which our Regulated Businesses currently do not operate.
It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the proposed merger as and when expected. The combined company may have difficulty addressing possible differences in corporate cultures and management philosophies, and the various management and corporate governance constructs provided for in the merger agreement to govern the combined company, including with respect to the board of directors of the combined company, may not operate successfully as intended or desired. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and otherwise adversely affect the combined company’s future business, financial condition, operating results and prospects.
The proposed merger may not be accretive to our earnings and may adversely affect our earnings per share, which may negatively affect the market price of our common stock.
We currently anticipate that the proposed merger will be accretive to our earnings per share in 2028, the first full year following the completion of the proposed merger. This expectation is based on preliminary estimates that are subject to change. We also could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the proposed merger or be subject to other factors that affect our preliminary estimates. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the proposed merger and contribute to a decrease in the market price of our common stock.
The combined company’s financial condition, results of operations and cash flows could be adversely affected by unknown or unexpected events, conditions or actions that occur prior to the closing of the proposed merger.
The combined company’s assets, liabilities, business, financial condition, cash flows, and operating results, as well as its business strategies and prospects, could be adversely affected before or after the closing of the proposed merger as a result of previously unknown events or conditions occurring or existing before closing. Adverse changes in our or Essential’s business or operations could occur or arise as a result of actions by us or Essential, or as a result of legal or regulatory developments (including, without limitation, the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions), and other factors both within and beyond the control of us or Essential. A significant decline in the value of Essential’s assets that we would acquire in the proposed merger or a significant increase in Essential’s liabilities to be assumed could adversely affect the combined company’s future business, financial condition, cash flows, operating results and prospects.

If the proposed merger is completed, we may be required to record goodwill or we may acquire other assets measured and recorded at fair value, and, thereafter, we may be required to record impairments to the goodwill or changes to the fair value of the other assets, either of which may negatively affect our financial condition and results of operations.
In accordance with applicable accounting standards in the United States related to business combinations, we believe that the proposed merger will be accounted for as an acquisition of Essential’s common stock by us and will follow the acquisition method of accounting for business combinations, including with respect to goodwill. Goodwill represents the excess of the purchase price paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. We may be required to recognize in the future an impairment of goodwill or a change in fair value of financial instruments or certain other assets due to, for example, market conditions, other factors related to our performance or the performance of Essential’s business, or other circumstances that may impact the fair value of a financial instrument or the other asset. See Note 18—Fair Value of Financial Information in the Notes to the Consolidated Financial Statements included in the Form 10-K for information on the fair value of financial and other assets. Market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water and wastewater utilities, market price performance of our common stock that compares unfavorably to our peer companies, or other circumstances. Recognition of impairments of goodwill and any changes in fair value of other assets would result in a charge to our income in the period in which the impairment or change occurred, which may negatively affect our financial condition, results of operations and total capitalization. The effects of any such impairment or change could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet the expectations of our regulators.
We cannot assure that we will be able to continue paying quarterly dividends at the current rate, or to propose and/or maintain future quarterly dividend increases as planned.
Our shareholders have no contractual or other legal right to dividends that have not been declared. We currently expect that we will continue to pay dividends in an amount consistent with our dividend strategy and policy in effect prior to the announcement of the proposed merger, and that we will continue to propose future increases in our quarterly dividend rate consistent with our announced dividend growth strategy. However, there is no assurance that our shareholders will continue to receive payments of such dividends while the proposed merger is pending or following completion of the proposed merger, for a number of reasons that include, for example:
•a lack of cash to pay such dividends, due to changes in our cash requirements, capital spending plans, financing agreements, cash flow or financial position;
•our Board of Directors may decide not to declare and pay quarterly dividends in accordance with historical practice or our stated dividend strategy, or at all;
•the amount of quarterly dividends that we may pay to shareholders is subject to restriction under Delaware law and compliance with our stated dividend payment policy and strategy; and
•we may fail to receive upstream dividend payments from our subsidiaries in the same amount that we have historically, and the ability of our subsidiaries to do so is subject to various risks and uncertainties described in Item 1A—Risk Factors, and in Note 9—Shareholders’ Equity—Dividends and Distributions in the Notes to Consolidated Financial Statements, each in the Form 10-K.
The companies may incur substantial and/or unexpected transaction fees and merger-related costs in connection with the proposed merger.
We and Essential expect to incur substantial non-recurring expenses associated with completing the proposed merger, as well as expenses related to combining the operations of the two companies. The combined company may incur additional unanticipated costs in the integration of the companies’ businesses. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset some or all of the incremental transaction and merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.
Current shareholders of each company will have reduced ownership and voting interests in their respective companies after the proposed merger.
Subject to approval by parent company’s shareholders, parent company has reserved for issuance shares of its common stock to be issued in the proposed merger (including shares of our common stock issuable pursuant to the proposed treatment of Essential stock options and other equity-based awards in the proposed merger). It is estimated that our current shareholders and Essential’s shareholders would own approximately 69% and 31% of the outstanding shares of our common stock, respectively, on a fully diluted basis immediately following the consummation of the proposed merger.

Our and Essential’s shareholders currently have the right to vote for their respective directors and on other matters affecting their company. If the proposed merger occurs, each Essential shareholder who receives shares of parent company common stock will become a shareholder of parent company with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage ownership of Essential. Correspondingly, upon the completion of the proposed merger, each holder of parent company common stock will remain a shareholder of parent company but with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage of ownership immediately prior to the proposed merger. As a result of these reduced ownership percentages, parent company’s shareholders will have less voting power in the combined company than they now have with respect to parent company, and former Essential shareholders will have less voting power in the combined company than they now have with respect to Essential.
Settlement provisions contained in our forward sale agreements subject us to risks if certain events occur, which could have an effect on our results of operations and liquidity, and could cause the price of our common stock to decline.
In August 2025, we entered into forward sale agreements with each of Wells Fargo National Bank, National Association, JPMorgan Chase Bank, National Association, and Mizuho Markets Americas LLC, each as forward purchasers, relating to an aggregate of 8,098,592 shares of our common stock. Each forward purchaser will have the right to accelerate the forward sale agreement to which it is a party and require us to physically settle such forward sale agreement on a date specified by such forward purchaser if:
•    in the good faith, commercially reasonable judgment of such forward purchaser, it or its affiliate is unable to borrow a number of shares of our common stock equal to the number of shares to be delivered by us upon physical settlement of such forward sale agreement or it or its affiliate is unable to borrow such number of shares at a rate equal to or less than an agreed maximum stock loan rate;
•we declare any dividend or distribution on shares of our common stock payable in (i) cash in excess of a specified amount (other than an extraordinary dividend), (ii) securities of another company, or (iii) any other type of securities (other than our common stock), rights, warrants or other assets for payment (cash or other consideration) at less than the prevailing market price, as reasonably determined by such forward purchaser;
•certain ownership thresholds applicable to such forward purchaser are exceeded;
•an event is announced that, if consummated, would result in an extraordinary event (as defined in the forward sale agreements), as well as certain events such as a delisting of our common stock (each as more fully described in the forward sale agreements); or
•certain other events of default or termination events occur, including, among other things, any material misrepresentation made by us in connection with our entry into a forward sale agreement, our bankruptcy (except as described below) or certain changes in law (each as more fully described in the forward sale agreements).
A forward purchaser’s decision to exercise its right to accelerate a forward sale agreement to which it is a party (or, in certain cases, the portion thereof that it determines is affected by the relevant event) will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of our common stock under the physical settlement provisions of that particular forward sale agreement irrespective of our capital needs, which would result in dilution to our earnings per share and return on equity, and may adversely affect the market price of our common stock. In addition, upon certain events of bankruptcy or insolvency related to us, each forward sale agreement will automatically terminate without further liability of either party. Following any such termination, we would not issue any shares of our common stock or receive any proceeds pursuant to the forward sale agreements.

Each forward sale agreement provides for settlement on a settlement date or dates to be specified at our discretion on or prior to December 31, 2026. Each forward sale agreement will be physically settled by delivery of shares of our common stock, unless we elect to cash settle or net share settle such forward sale agreement. Upon physical settlement or, if we so elect, net share settlement of a particular forward sale agreement, delivery of shares of our common stock in connection with such physical settlement or (to the extent we are obligated to deliver shares of our common stock) net share settlement will result in dilution to our earnings per share and return on equity, and may adversely affect the market price of our common stock. If we elect cash settlement or net share settlement with respect to all or a portion of the shares of our common stock underlying a particular forward sale agreement, we expect that the relevant forward purchaser (or an affiliate thereof) will purchase a number of shares of our common stock necessary to satisfy its or its affiliate’s obligation to return the shares of our common stock borrowed from third parties in connection with the related sales of shares of our common stock under that forward sale agreement and, upon net share settlement, its obligation to deliver shares to us, if applicable. If the market value of shares of our common stock during the relevant valuation period under the particular forward sale agreement is above the applicable forward sale price, in the case of cash settlement, we would be obligated to pay the relevant forward purchaser under that particular forward sale agreement an amount in cash equal to the difference multiplied by the number of shares of our common stock underlying that particular forward sale agreement subject to cash settlement or, in the case of net share settlement, we would be obligated to deliver to the relevant forward purchaser a number of shares of our common stock having a value equal to the difference multiplied by the number of shares of our common stock underlying that particular forward sale agreement subject to net share settlement. Thus, we could be responsible for a potentially substantial cash payment or share delivery obligation.
In addition, the purchase of shares of our common stock in connection with the relevant forward purchaser or its affiliate unwinding its hedge positions could cause the market price of our common stock to increase over such time (or prevent a decrease over such time), thereby increasing the amount of cash we would owe to the relevant forward purchaser (or decreasing the amount of cash that the relevant forward purchaser would owe us) upon a cash settlement of the relevant forward sale agreement or increasing the number of shares of our common stock we would be obligated to deliver to the relevant forward purchaser (or decreasing the number of shares of our common stock that the relevant forward purchaser would be obligated to deliver to us) upon net share settlement of the relevant forward sale agreement. We will not be able to control the manner in which the forward purchasers unwind their hedge positions.
The forward sale price that we expect to receive upon physical settlement of the forward sale agreements is subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank funding rate less a spread and will be decreased based on amounts related to expected dividends on shares of our common stock during the term of such forward sale agreement. If the overnight bank funding rate is less than the spread on any day, the interest rate factor will result in a daily reduction of the forward sale price for such day.
In certain bankruptcy or insolvency events, the forward sale agreements will automatically terminate, and we would not receive the expected proceeds from the forward sales of our common stock.
If we institute or consent to, or an appropriate regulatory or other authority institutes against us, a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights or if we or such authority presents a petition for our winding up or liquidation or we consent to such a petition, each forward sale agreement will automatically terminate. If a forward sale agreement so terminates, we would not be obligated to deliver to the relevant forward purchaser any shares of our common stock not previously delivered (or for which physical settlement has not been elected), and the relevant forward purchaser would be discharged from its obligation to pay the forward sale price per share in respect of any shares of our common stock not previously settled (or for which physical settlement has not been elected). Therefore, to the extent there are any shares of our common stock with respect to which we have not elected to physically settle under a forward sale agreement at the time of the institution of or consent to any such bankruptcy or insolvency proceedings or any such petition, we would not receive the forward sale price per share in respect of those shares of our common stock.
Our shareholders may experience dilution as a result of the issuance of shares upon physical or net share settlement of the forward sale agreements, which may impact our earnings per share and the book value and fair value of our common stock.
Our issuance of common stock pursuant to a forward sale agreement upon physical settlement or net share settlement thereof will have a dilutive effect on our earnings per share. Any additional future issuances of our common stock will reduce the percentage of our common stock owned by investors who do not participate in future issuances. Shareholders will not be entitled to vote on our issuance of additional common stock. In addition, our shareholders may experience dilution in both the book value and fair value of their shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuance of Shares in Connection with Acquisition of Appalachian Utilities, Inc.
Effective October 27, 2025, parent company issued 25,159 shares of its common stock (the “Shares”) as consideration for the merger (the “Appalachian Merger”) of a wholly owned subsidiary of parent company with and into Appalachian Utilities, Inc. (“Appalachian”), with Appalachian being the surviving entity immediately following such merger, in a transaction not involving a public offering of securities in reliance upon Section 4(a)(2) of the Securities Act. Promptly following the closing of the Appalachian Merger, Appalachian was merged with and into the Company’s Pennsylvania subsidiary. The Shares were issued out of parent company’s existing shares of treasury stock, with restrictive legends thereupon, to or for the benefit of a limited number of persons (less than five) who, immediately prior to the closing of the Appalachian Merger, were reasonably believed to be accredited investors and had owned all of the shares of common stock of Appalachian.
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
The Company did not repurchase shares of common stock during the three months ended September 30, 2025. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2025, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

2.2#
Purchase and Sale Agreement, dated as of May 19, 2025, between Nexus Regulated Utilities, LLC and American Water Works Company, Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.'s Current Report on Form 8-K, File No. 001-34028, filed May 19, 2025).

2.3#
Agreement and Plan of Merger, dated as of October 26, 2025, by and among American Water Works Company, Inc., Alpha Merger Sub, Inc., and Essential Utilities, Inc. (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed October 27, 2025).

3.1
Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

Exhibit Number	Exhibit Description
3.2	Amended and Restated Bylaws of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-34028, filed December 8, 2022).
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

4.3
Officers’ Certificate of American Water Capital Corp., dated August 8, 2025, establishing the 5.700% Senior Notes due 2055 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 8, 2025).

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

10.2
Amendment No. 2 to Secured Seller Note Agreement, dated as of December 3, 2024, by and among Lakehouse Bidco Inc., Lakehouse Buyer Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Resources of Texas, LLC, American Water Resources of Florida, LLC, and American Water Enterprises, LLC (incorporated by reference to Exhibit 10.20.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

10.3
Forward Sale Agreement, dated August 4, 2025, by and between American Water and Wells Fargo Bank, National Association, in its capacity as a Forward Purchaser (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 6, 2025).

10.4
Forward Sale Agreement, dated August 4, 2025, by and between American Water and JPMorgan Chase Bank, National Association, in its capacity as a Forward Purchaser (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 6, 2025).

10.5
Forward Sale Agreement, dated August 4, 2025, by and between American Water and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC, acting as agent), in its capacity as a Forward Purchaser (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 6, 2025).

10.6
Forward Sale Agreement, dated August 7, 2025, by and between American Water and Wells Fargo Bank, National Association, in its capacity as a Forward Purchaser (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 8, 2025).

10.7
Forward Sale Agreement, dated August 7, 2025, by and between American Water and JPMorgan Chase Bank, National Association, in its capacity as a Forward Purchaser (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 8, 2025).

10.8
Forward Sale Agreement, dated August 7, 2025, by and between American Water and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC, acting as agent), in its capacity as a Forward Purchaser (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 8, 2025).

*10.9	Offer Letter for Employment, dated September 30, 2025, between American Water Works Company, Inc. and Lori Sutton.
*22.1	Guaranteed Securities.
*31.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Exhibit Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
#    Certain schedules and exhibits to this agreement have been omitted as permitted by rules or regulations of the SEC. The Company will furnish the omitted schedules and exhibits to the SEC upon request.
*    Filed herewith.
**    Furnished herewith.
The Membership Interest Purchase Agreement filed as Exhibit 2.1, the Purchase and Sale Agreement filed as Exhibit 2.2, the Agreement and Plan of Merger filed as Exhibit 2.3, and Amendment No. 1 and Amendment No. 2 to the Secured Seller Note Agreement filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q, have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of October, 2025.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ JOHN C. GRIFFITH
John C. Griffith President and Chief Executive Officer (Principal Executive Officer)
By	/s/ DAVID M. BOWLER
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)