Form 10-K
period 2025-12-31
American Water Works Company, Inc.
filed 2026-02-18
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Common Stock, $0.01 par value—$23,779,400,000 as of June 30, 2025 (solely for purposes of calculating this aggregate market value, American Water has defined its affiliates to include (i) those persons who were, as of June 30, 2025, its executive officers, directors or known beneficial owners of more than 10% of its common stock, and (ii) such other persons who were deemed, as of June 30, 2025, to be controlled by, or under common control with, American Water or any such persons in clause (i) above).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Common Stock, $0.01 par value per share—195,208,666 shares as of February 9, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the American Water Works Company, Inc. definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025 are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS
Statements included in Item 1—Business, Item 1A—Risk Factors, and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this Annual Report on Form 10-K, or incorporated by reference therein, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s ability to execute its current and long-term business, operational, capital expenditures and growth plans and strategies; the timing and outcome of pending or future acquisition activity (including, without limitation, the merger agreement with Essential Utilities, Inc. (“Essential”) and the proposed acquisition of systems owned indirectly by Nexus Water Group, Inc.), and the ability to achieve organic customer growth; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount, allocation and timing of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to finance current and projected operations, capital expenditure needs and growth initiatives by accessing the debt and equity capital markets and sources of short-term liquidity; the future settlement or settlements of the Forward Sale Agreements described herein, adjustments to the forward sale price thereunder, and the amount of and the intended use of net proceeds from any such future settlement or settlements; the outcome and impact on the Company of governmental and regulatory investigations, class action lawsuits, and other litigation and legal proceedings, and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas (“GHG”) emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the Company’s ability to comply with new and changing environmental regulations; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts and projects related to customer, technology and work efficiency and execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation, and the imposition, utilization or change in various economic tariffs (or any attempt or effort to do so), may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•an event, change or other circumstance that could give rise to the termination of the merger agreement;
•a delay in the timing to consummate the proposed merger;
•each party’s ability to obtain required governmental and regulatory approvals required for the proposed merger (and/or that such approvals may result in the imposition of burdensome or commercially undesirable conditions, including required dispositions, that could adversely affect the combined company or the expected benefits of the proposed merger);
•financial impacts of the proposed merger on the Company and the combined company’s earnings, earnings per share, financial condition, results of operations, cash flows and share price, and any related accounting impacts;
•any impact of the proposed merger on the Company’s and the combined company’s ability to declare and pay quarterly dividends on its common stock;
•the risk of litigation related to the proposed merger;
•changes in the parties’ key management and personnel;

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
•the various impacts and effects of (i) compliance, or attempted compliance, with the terms and conditions of the acquisition agreement, and/or (ii) the completion of, or actions taken by the Company to complete, the acquisition, on the Company’s operations, strategy, guidance, expectations and plans with respect to its Regulated Businesses (considered individually or together as a whole), its current or future capital expenditures, its current and future debt and equity capital needs, dividends, earnings (including earnings per share), growth, future regulatory outcomes, expectations with respect to rate base growth, and other financial and operational goals, plans, estimates and projections; and
•any requirement by the Company to pay a termination fee in the event the closing does not occur;
•risks and uncertainties following the completion of the sale of the Company’s Homeowner Services Group (“HOS”), including the ability of the Company to redeploy successfully and timely the net proceeds of this transaction into the Company’s Regulated Businesses;
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
•changes in federal or state general, income and other tax laws, and the imposition, utilization or change in economic tariffs (or any attempt or effort to do so), including (i) future significant tax legislation or regulations (including without limitation impacts related to the Corporate Alternative Minimum Tax (“CAMT”)), and (ii) the availability of, or the Company’s compliance with, the terms of applicable tax credits and tax abatement programs;

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

PART I
ITEM 1.    BUSINESS
The Company
With a history dating back to 1886, American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. A holding company originally incorporated in Delaware in 1936, the Company employs approximately 7,000 professionals who provide drinking water, wastewater and other related services to approximately 14 million people in 24 states. The Company conducts the majority of its business through regulated utilities that provide water and wastewater services, collectively presented as one reportable segment, referred to as the “Regulated Businesses.” The Company also operates other businesses that provide water and wastewater services to the U.S. government on military installations, as well as municipalities. Individually, these other businesses do not meet the criteria of a reportable segment in accordance with generally accepted accounting principles in the United States (“GAAP”), and are collectively presented throughout this Annual Report on Form 10-K within “Other,” which is consistent with how management assesses the results of these businesses.
On October 26, 2025, parent company entered into an Agreement and Plan of Merger (the “Essential Merger Agreement”) with Essential to combine the two companies in a stock-for-stock transaction. The Essential Merger Agreement provides that, upon the completion of the proposed merger, Essential’s shareholders will receive 0.305 shares of parent company common stock in exchange for each share of Essential common stock eligible for exchange in the merger. Upon completion of the proposed merger, Essential will be a wholly owned subsidiary of parent company, and parent company will retain its existing name and remain headquartered in Camden, New Jersey. The completion of the proposed merger is subject to certain customary conditions. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. See Note 5—Mergers, Acquisitions and Divestitures—Agreement and Plan of Merger with Essential Utilities, Inc., in the Notes to Consolidated Financial Statements for additional information.
Throughout this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” and “American Water” mean American Water Works Company, Inc. and its subsidiaries as of the date hereof, taken together as a whole. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries.
Regulated Businesses
The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers. The Company’s utilities operate in 14 states in the United States, with 3.6 million active customers in its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by multiple state utility commissions or other entities engaged in utility regulation, collectively referred to as public utility commissions (“PUCs”). Federal, state and local governments also regulate environmental, health and safety, and water quality and water accountability matters. The Company reports the results of the services provided by its utilities in the Regulated Businesses segment. Operating revenues for the Regulated Businesses were $4,723 million for 2025, $4,296 million for 2024 and $3,920 million for 2023, accounting for 92%, 92% and 93%, respectively, of the Company’s total operating revenues for the same periods.

Presented in the table below is a geographic summary of the Regulated Businesses’ operating revenues and the number of customers the Company serves, by type of service, for and as of the year ended December 31, 2025:

	Operating Revenues (in millions)					Number of Customers (in thousands)
	Water	Wastewater	Other (a)	Total	% of Total	Water	Wastewater	Total	% of Total
Pennsylvania	$931	$195	$14	$1,140	24.1%	697	117	814	22.8%
New Jersey	1,024	67	14	1,105	23.4%	680	70	750	21.0%
Missouri	548	23	4	575	12.2%	486	24	510	14.3%
Illinois	435	95	18	548	11.6%	299	77	376	10.5%
California	364	5	1	370	7.8%	193	3	196	5.5%
Total—Top Five States (b)	3,302	385	51	3,738	79.1%	2,355	291	2,646	74.1%
Other (c)	931	37	17	985	20.9%	887	39	926	25.9%
Total Regulated Businesses	$4,233	$422	$68	$4,723	100.0%	3,242	330	3,572	100.0%
(a)Includes other operating revenues consisting primarily of alternative revenue programs, miscellaneous utility charges, fees and rents. Customers associated with other operating revenues are not applicable.
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

Presented in the table below is a breakout of the Company’s Regulated Businesses’ operating revenue by class of customer, for the years ended December 31, 2025, 2024 and 2023:

	2025		2024		2023
(In millions)	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue	Revenue	Percentage of Revenue
Water Services:
Residential	$2,557	54%	$2,349	55%	$2,143	55%
Commercial	981	21%	885	21%	798	20%
Fire service	189	4%	164	4%	158	4%
Industrial	195	4%	184	4%	167	4%
Public and other water (a)	311	7%	291	7%	274	7%
Wastewater	422	9%	363	8%	327	8%
Other (b)	68	1%	60	1%	53	2%
Total	$4,723	100%	$4,296	100%	$3,920	100%
(a)Includes water revenues from public authorities and other utilities and community water systems under bulk contracts.
(b)Includes other operating revenues consisting primarily of alternative revenue programs, miscellaneous utility charges, fees and rents.
Presented in the table below is the number of water and wastewater customers the Company’s Regulated Businesses served by class of customer as of December 31, 2025, 2024 and 2023, which represents approximately 13 million people served as of December 31, 2025:

	2025		2024		2023
(In thousands)	Water	Wastewater	Water	Wastewater	Water	Wastewater
Residential	2,942	307	2,920	307	2,893	279
Commercial	224	21	222	21	221	18
Fire service	55	—	53	—	52	—
Industrial	4	—	4	—	4	—
Public and other (a)	17	2	18	1	18	1
Total	3,242	330	3,217	329	3,188	298
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

Presented in the table below are the percentages of water supply by source type for the Company’s Top Five States individually and the Regulated Businesses collectively for the year ended December 31, 2025:

	Surface Water	Ground Water	Purchased Water
Pennsylvania	91%	7%	2%
New Jersey	74%	22%	4%
Missouri	83%	16%	1%
Illinois	50%	38%	12%
California	—%	65%	35%
Regulated Businesses	70%	23%	7%
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
In connection with supply planning for most surface or groundwater sources, the Company employs models to determine safe yields under different rainfall and drought conditions. Surface and ground water levels are routinely monitored in an effort to predict and mitigate supply capacity deficits through demand management and additional supply development. In California, where the state has previously experienced multi-year droughts, the Company utilizes multiple water supply options including numerous ground water wells in multiple aquifers as well as various long-term purchase water agreements with regional water suppliers to optimize supplies while seeking resiliency during dry years. An example of the Company’s use of long-term planning intended to ensure an adequate water supply is Cal Am’s development and support of the Monterey Peninsula Water Supply Project (the “Water Supply Project”) in California. The Water Supply Project includes the construction of a desalination plant, to be owned by Cal Am, and the construction of wells that would supply water to the desalination plant. In addition, the Water Supply Project also includes Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water (formerly known as the Monterey Regional Water Pollution Control Agency) and the Monterey Peninsula Water Management District (the “MPWMD”), as well as an expanded aquifer storage and recovery program. The Water Supply Project is intended, among other things, to fulfill obligations of Cal Am to eliminate unauthorized diversions from the Carmel River as required under orders of the California State Water Resources Control Board (the “SWRCB”). For more information, see Item 3—Legal Proceedings—Alternative Water Supply in Lieu of Carmel River Diversions and Note 16—Commitments and Contingencies—Contingencies—Alternative Water Supply in Lieu of Carmel River Diversions, in the Notes to the Consolidated Financial Statements.
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

Capital Investment
The Company plans to invest between $46 billion and $48 billion over the next 10 years for capital improvements, including acquisitions, to its Regulated Businesses’ water and wastewater infrastructure, largely for pipe replacement and upgrading aging water and wastewater treatment facilities. The Company is proactively improving its pipe renewal rate from what was a 250-year replacement cycle in 2009 to a less than a 150-year replacement cycle on average over the last five years. The specific replacement rate varies by year depending on other high priority capital needs, but the Company anticipates it will reach better than a 100-year replacement rate within the next decade, which is generally viewed in the industry as a minimum benchmark for a long-term sustainable replacement rate. In addition, from 2026 to 2030, the Company’s capital investment in treatment plants, storage tanks and other key, above-ground facilities is expected to increase, further seeking to address infrastructure renewal, resiliency, water quality, operational efficiency, technology and innovation, and emerging regulatory compliance needs. The Company continues to invest significantly in resiliency projects to address the impacts of climate and weather variability by hardening its assets.
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
The Company’s Regulated Businesses support regulatory practices at the PUCs and state legislatures that mitigate the adverse impact of regulatory lag. Presented in the table below are examples of approved regulatory practices:

Regulatory Practices	Description	States Allowed
Infrastructure replacement surcharge mechanisms	Allows rates to change periodically, outside a general rate case proceeding, to reflect recovery of capital investments made to replace infrastructure necessary to sustain safe and reliable services for the Company’s customers. These mechanisms typically involve periodic filings and reviews to ensure transparency.	IA, IL, IN, MO, NJ, PA, TN, VA, WV
Future test year	A “test year” is a period used for setting rates, and a future test year describes the first 12 months that new rates are proposed to be effective. The use of a future test year allows current or projected revenues, expenses and capital investments to be collected on a more timely basis.	CA, HI, IA, IL, IN, KY, MO, PA, TN, VA
Hybrid test year	A historical test year sets rates using data from a 12-month period that ends prior to a general rate case filing. A hybrid test year allows an update to historical data for “known and measurable” changes that occur subsequent to the historical test year.	MD, NJ, WV
Utility plant recovery mechanisms	Allows recovery of the full return on utility plant costs during the construction period, instead of capitalizing an allowance for funds used during construction (“AFUDC”). In addition, some states allow the utility to seek pre-approval of certain capital projects and associated costs. In this pre-approval process, the PUC may assess the prudency of such projects.	CA, IL, PA, TN, VA
Expense mechanisms	Allows changes in certain operating expenses, which may fluctuate based on conditions beyond the utility’s control, to be recovered outside of a general rate case proceeding or deferred until the next general rate case proceeding.	CA, HI, IL, IN, MD, MO, NJ, PA, TN, VA
Revenue stability mechanisms	Adjusts rates periodically to ensure that a utility recovers the revenues authorized in its general rate case, regardless of sales volume, including recognition of declining sales resulting from reduced consumption, while providing an incentive for customers to use water more efficiently. In California, the ratemaking tool provides partial revenue recovery with a focus on promotion of conservation signals in the pricing structure.	CA, IL
Consolidated utility tariffs	Use of a unified rate structure for water systems owned and operated by a single utility, which may or may not be physically interconnected. The consolidated utility tariff pricing structure may be used fully or partially in a state, and is generally used to moderate the price impact of periodic fluctuations in local costs, while lowering administrative costs for customers. Pennsylvania and West Virginia also permit a blending of water and wastewater revenue requirements.	CA, IA, IL, IN, KY, MO, NJ, PA, VA, WV
Deferred accounting	A regulator’s willingness to defer recognition of financial impacts when setting rates for utilities.	All

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
Acquisitions and Strategic Growth
The U.S. water and wastewater industries include investor-owned systems as well as municipal systems that are owned and operated by local governments or governmental subdivisions. According to the U.S. Environmental Protection Agency (“EPA”), as of 2025, approximately 84% of the water market is served by municipal systems and, as of 2022, approximately 98% of the country’s wastewater systems are government owned. The EPA also estimates, as of 2025, that there are over 50,000 community water systems and, as of 2022, over 16,000 community wastewater systems in the United States, with approximately 81% of the community water systems serving a population of approximately 3,000 or less.
A fundamental aspect of the Company’s growth strategy is to pursue acquisitions of water and/or wastewater systems in geographic proximity to areas where the Company operates its Regulated Businesses, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information. The Company leverages its collective size and scale to achieve operational efficiencies, prioritize capital investments and utilize employee knowledge to manage acquired systems. Operational efficiencies and investment needs allow the Company to be successful in integrating and managing the systems acquired with its regulated service areas. The Company’s Regulated Businesses current customer mix of 91% water and 9% wastewater also presents strategic opportunities for wastewater growth and consolidation, allowing the Company to add wastewater customers where it already serves water customers. The Company intends to continue to expand its regulated footprint geographically by acquiring water and wastewater systems in its existing markets and, if appropriate, pursuing acquisition opportunities in certain domestic markets where the Company does not currently operate its Regulated Businesses. Before entering new regulatory jurisdictions (states), the Company will evaluate the regulatory, legislative and business climates for the opportunity to achieve an appropriate rate of return on its investment while maintaining its high standards of services to customers. The Company will also evaluate whether there is a line of sight to grow to sufficient scale in a new regulated market so that it can attain efficiencies and promote customer affordability after entering a new domestic market. Increasingly stringent environmental, health and safety, cybersecurity and water quality and water accountability regulations, the amount of infrastructure in need of significant capital investment, financial challenges and industry legislation are several elements, among others, that may drive more municipalities to consider selling their water and wastewater assets.
Industry Legislation
American Water continues to advocate for constructive policies at the federal level that align with the Company’s strategic priorities and would be beneficial to its customers. These include bi-partisan, bi-cameral legislation to establish a permanent, nationwide, low income water assistance program, given the expiration of the previous program in 2023; establishing liability exemptions under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) for certain entities, notably passive receivers of hazardous substances, specifically related to PFAS (such as water and wastewater utilities); and granting investor-owned wastewater utilities the opportunity to access state revolving loan funds. Additional constructive legislative efforts include H.R. 2872, which would allow utilities to deduct repair costs from their adjusted financial statement income calculation for CAMT, and H.R. 2594, legislation to establish a Water Risk and Resilience Organization to develop cybersecurity requirements for water systems. Efforts to advance these legislative priorities will continue in 2026.
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
Consolidated utility tariffs use a unified rate structure for systems owned and operated by a single utility, which may or may not be physically interconnected. Consolidated tariff pricing moderates the impact of periodic fluctuations in local costs and promotes a more universal water infrastructure investment in a jurisdiction. As a result, consolidated tariffs can make it easier to incorporate new systems into an existing utility, support economies of scale for even the smallest of systems and prioritize capital needs across the jurisdiction. Overall, the Company believes that consolidated tariffs bring cost-effective, high-quality services to a larger number of customers. Ten of the Company’s regulated jurisdictions currently have some form of consolidated tariff pricing, including California, Illinois, Indiana, Iowa, Kentucky, Missouri, New Jersey, Pennsylvania, Virginia and West Virginia.
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
Affordability
As a water utility, the Company’s water must be safe, clean, reliable and affordable. Through increased efficiency, conservation and affordability support programs and utility tariffs, on average across the enterprise, the Company achieves average residential bills that are at or below 1% of median household income. Succeeding in water affordability positively affects the health and safety of the Company’s customers and contributes to the economic prosperity of the communities in which it operates.
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
Competition
The Company’s Regulated Businesses generally do not face direct competition in their existing markets because (i) the Company operates in those markets pursuant to franchises, charters, certificates of public convenience and necessity or similar authorizations (collectively, “CPCNs”) issued by state PUCs or other authorities, and (ii) the high cost of constructing a new water and wastewater system in an existing market creates a significant barrier to market entry. However, the Company’s Regulated Businesses face competition from governmental agencies, other investor-owned utilities, large industrial customers with the ability to provide their own water supply/treatment process and strategic buyers that are entering new markets and/or making strategic acquisitions. When pursuing acquisitions, the Company’s largest investor-owned competitors, based on a comparison of operating revenues and population served, include Essential, American States Water Company and California Water Service Group. From time to time, the Company also faces competition from infrastructure funds, multi-utility companies and others, such as Algonquin Power and Utilities Corp. and Nexus Water Group.

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
Other
Other primarily includes the MSG business, which enters into long-term contracts with the U.S. government to provide water and wastewater services on military installations. Other also includes a contract with a municipal customer to operate and manage water and wastewater facilities and provide other related services. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the secured seller promissory note from the sale of HOS, income from assets not associated with the Regulated Businesses, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. The businesses included within Other are not subject to regulation by state PUCs and the services provided generally do not require significant capital investment by the Company. Operating revenues for Other were $417 million for 2025, $388 million for 2024 and $314 million for 2023, accounting for 8%, 8% and 7%, respectively, of the Company’s total operating revenues for the same periods.
Military Services Group
MSG operates on 18 military installations under 50-year contracts with the U.S. government as part of its Utilities Privatization Program. The scope of these contracts generally includes the operation and maintenance of the installation’s water and wastewater systems and a capital program focused on asset replacement and, in certain instances, systems expansion. The replacement of assets assumed when a contract is awarded to MSG is completed either through a discrete set of projects executed in the first five years of the contract or through the long-term recapitalization program performed over the life of the contract. Traditionally, both of these programs are funded from the contract fee. At times, new assets are required to support the installation’s mission, and the construction of these assets is funded by the U.S. government as separate modifications or amendments to the contract. The capital for these assets historically has not been funded through the Company’s debt or equity issuances; rather, the Company has used limited working capital for short-term needs under these contracts. The U.S. Army has a requirement that a bidder must offer financing in its proposal for these new capital projects under existing contracts, but the U.S. Army’s implementation of this requirement on existing contracts has limited the need for such financing. However, recent U.S. Army, Air Force, and Navy Utilities Privatization solicitations have included requirements for the successful bidder to finance discrete initial capital projects over either a five- or ten-year period after project completion. Four of MSG’s current contracts require such capital project financing, which the Company is currently addressing through internal sources of liquidity.

The contract price for three of MSG’s contracts with the U.S. government is subject to redetermination two years after commencement of operations, and every three years thereafter. Price redetermination is a contract mechanism to periodically adjust the service fee in the next period, to reflect changes in contract obligations and anticipated market conditions. The remaining 15 contracts with the U.S. government are subject to annual price adjustments under a mechanism called “Economic Price Adjustment.” All 18 contracts could be terminated, in whole or in part, prior to the end of the 50-year term for convenience of the U.S. government, or as a result of default or non-performance by the MSG subsidiary performing the contract. In either event, pursuant to termination provisions applicable to all of these contracts, MSG would be entitled to recover allowable costs that it may have incurred under the contract, plus the contract profit margin on incurred costs. MSG’s backlog of revenue associated with its contracts with the U.S. government is approximately $7.4 billion, with an average remaining contract term of 37 years.
Competition
MSG faces competition primarily from American States Water Company.
Environmental, Health and Safety, Water Quality and Other Regulation
The Company’s water and wastewater operations, including the services provided by its Regulated Businesses and MSG, are subject to extensive federal, state and local laws and regulations governing the protection of the environment, health and safety, the provision of water and wastewater services, particularly with respect to the quality of water the Company delivers to its customers, and the manner in which it collects, treats, discharges, recycles and disposes of wastewater. In the United States, these regulations are developed under federal legislation including the Safe Drinking Water Act, the Reduction of Lead in Drinking Water Act and the Clean Water Act, and under a variety of applicable state laws. Environmental, health and safety, and water quality regulations are complex and may vary from state to state in those instances where a state has adopted a standard that is more stringent than the federal standard. The Company is also subject to various federal, state, and local laws and regulations governing the storage of hazardous materials, the management and disposal of hazardous and solid wastes, discharges to air and water, the cleanup of contaminated sites, dam safety and other matters relating to the protection of the environment and health and safety. PUCs also set conditions and standards for the water and wastewater services the Company delivers.
The Company maintains an environmental program that includes responsible business practices focused on compliance with environmental laws and regulations and the effective use of natural resources, recognizing that drinking water standards and wastewater requirements have generally, over time, increased in number and become increasingly more stringent. As newer or stricter standards are introduced, the Company’s capital and operating costs needed to comply with them will likely increase. The Company incurs substantial costs associated with compliance with the environmental, health and safety, and water quality standards to which its operations are subject and the Company invests in technology solutions for enhanced detection and monitoring of water quality issues. The Company estimates that it will make capital expenditures of approximately $4.1 billion over the next five years, and approximately $788 million in 2026, to address water quality issues; most of which are focused on compliance with environmental laws and regulations. The Company believes that its operations are materially in compliance with, and in many cases surpass, minimum standards required by applicable environmental laws and regulations.
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
Safe Drinking Water Act
The Safe Drinking Water Act and related regulations establish national standards for drinking water quality. The EPA has issued rules governing the levels of numerous, naturally occurring and manufactured chemical and microbial contaminants and radionuclides allowable in drinking water, and continues to propose new rules. These rules also prescribe testing requirements for detecting regulated contaminants, the treatment systems that may be used for removing those contaminants, and other requirements. To date, the EPA has set standards for over 90 contaminants and water quality indicators for drinking water, and there is a process in place to make a regulatory determination on at least five additional compounds every five years.

The process of developing new drinking water standards is long and complex, but the Company actively participates with the EPA and other water industry groups by sharing research and water quality operational knowledge. See Item 1—Business—Research and Development—Contaminants of Emerging Concern for additional information.
The Company is within the EPA’s time frame for compliance with standards and rules developed under the regulation of the Safe Drinking Water Act, which includes sample collection, data analysis, and, in some instances engineering planning and implementation of treatment enhancements. Further, the EPA is actively considering development of a new regulation for perchlorate and updates to the current microbial and disinfection byproduct regulations. The Company does not anticipate that any such regulations, if enacted, will require implementation in 2026. The Company is tracking state level regulations that require implementation in 2026 and supporting state operations in its compliance efforts.
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
Reduction of Potential Lead Exposure in Drinking Water
Over the last 40 years, there have been numerous federal regulations aimed at reducing the potential exposure of lead from plumbing materials into drinking water. Regulations have addressed both piping system materials and water quality. In 1986, the Safe Drinking Water Act was amended to prohibit the installation of pipe, solder and flux in public water systems and premise plumbing systems that was not lead-free. In 1991, the EPA published the Lead and Copper Rule, as amended (“LCR”), to reduce the corrosivity of water and control lead and copper in drinking water. In 2011, the Reduction of Lead in Drinking Water Act was enacted, further limiting the use and introduction into commerce of lead pipes, plumbing fittings for fixtures, solder and flux. Since that time, the EPA has issued several minor revisions (2000, 2004 and 2007) and two major revisions (2021 and 2024) to the LCR.
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
On January 15, 2021, the EPA published the final LCRR with a revised final compliance date of October 16, 2024. The LCRR is designed to better identify high levels of lead, improve the reliability of lead tap sampling results, strengthen corrosion control treatment requirements, expand consumer awareness and improve risk communication. On October 30, 2024, the EPA published the LCRI with a “Compliance Date” of November 1, 2027. The LCRI focus includes requirements related to (i) replacing all lead and certain galvanized service lines under a utility’s control by October 30, 2037, 10 years after the Compliance Date; (ii) identifying the materials of all service lines of unknown material; (iii) improving tap sampling; (iv) reducing the lead action level; and (v) strengthening protections to reduce exposure to lead. The LCRI also deferred the compliance date of certain requirements of the LCRR to allow for compliance with both new rules. The Company estimates an investment of approximately $1.5 billion of capital expenditures between 2026 and 2030 related to complying with the LCRI. The Company will continue to invest thereafter in order to fully comply with the LCRI by 2037.
The Infrastructure Investment and Jobs Act was signed into law in November 2021 and provides for up to $15 billion for lead service line replacement through drinking water state revolving funds. The Company continues to evaluate its service territories and has applied for funding for those areas that meet applicable requirements. With regard to future acquisitions, the Company will work with those communities as part of the acquisition process to set lead service line (“LSL”) removal goals appropriate for those systems. The prioritization of LSL removal is dependent on several factors, including the Company’s planned water main and service line renewal projects, adjacent projects by municipalities or other utilities, LCRI compliance monitoring results, and cooperation with its customers with respect to replacing the customer-owned portion of the LSL as necessary. In certain cases, these and other factors may result in a shorter or longer time frame for replacement. Because replacing the external LSL in its entirety is advised by several water industry organizations including the U.S. National Drinking Water Advisory Council, the Lead Service Line Replacement Collaborative, and the American Water Works Association, the Company’s preferred approach is to replace the entire external LSL if lead is found on either the Company or customer portion of the service line; full LSL replacement is also consistent with the LCRR and final LCRI. The Lead Service Line Replacement Collaborative is a diverse group of public health, water utility, environmental, labor, consumer and housing organizations from across the country working together to encourage communities to accelerate the full replacement of LSLs through collaborative efforts at the local level.

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
National Primary Drinking Water Regulations
On April 10, 2024, the EPA announced a final National Primary Drinking Water Regulation (“NPDWR”) for six PFAS, including perfluorooctanoic acid (“PFOA”), perfluorooctane sulfonic acid (“PFOS”), perfluorononanoic acid (“PFNA”), hexafluoropropylene oxide dimer acid (“HFPO-DA”, commonly known as “GenX Chemicals”), perfluorohexane sulfonic acid (“PFHxS”), and perfluorobutane sulfonic acid (“PFBS”). The NPDWR for PFAS establishes legally enforceable levels, called Maximum Contaminant Levels (“MCLs”), for PFAS in drinking water. Utilities will be required to complete their initial monitoring for PFAS by 2027, followed by ongoing compliance monitoring. Although the EPA has indicated its intent to extend the compliance deadline to 2031, under the current rule utilities will be required to comply with the new MCLs by April 2029, implementing solutions to reduce PFAS levels where needed. Beginning in April 2029, utilities that exceed any of the PFAS MCLs will be required to provide notification to the public of the violation.
The Company currently estimates an investment of approximately $2 billion of capital expenditures to install additional treatment facilities in order to comply with the NPDWR for PFAS as proposed. Additionally, the Company estimates that it will incur annual operating expenses of up to approximately $50 million related to testing and treatment, with the majority of the operating expenses beginning near the April 2029 compliance deadline. The actual level of capital investment and expenses may differ from these estimates and will be dependent upon market dynamics upon implementation of solutions to comply with the NPDWR for PFAS.
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
On April 19, 2024, the EPA issued a final rule to designate PFOA and PFOS as hazardous substances under CERCLA. The Company, along with a coalition of other water and wastewater organizations, continues to actively advocate for and support bipartisan legislation that would provide PFAS liability protections under CERCLA for water and wastewater systems, as passive receivers of PFAS, and to hold polluters, and not the public or customers, accountable for PFAS-related liability.
Clean Water Act
The Clean Water Act and related state laws regulate discharges from drinking water and wastewater treatment facilities into lakes, rivers, streams and groundwater. In addition to requirements applicable to the Company’s wastewater collection systems, its operations require discharge permits under the National Pollutant Discharge Elimination System (“NPDES”) permit program established under the Clean Water Act, which must be renewed every five years. Pursuant to the NPDES permit program, the EPA and implementing states set discharge limits for wastewater effluents and overflows from wastewater collection systems. Discharges that fail to comply with the limits specified under NPDES permits can lead to the imposition of fines and penalties, and persistent non-compliance could lead to significant fines and penalties and other compliance costs. In addition, the difficulty of obtaining and complying with NPDES permits, and renewing expiring permits, may impose time and cost burdens on the Company’s operations. From time to time, discharge violations occur at the Company’s facilities, some of which result in fines. The Company does not expect any such violations or fines to have a material impact on its results of operations or financial condition. The EPA has identified wastewater discharge permitting and permits for the application of biosolids, or sewage sludge, containing PFAS as areas of focus in its PFAS Strategic Roadmap. Individual states may also take action in these areas. As indicated previously, capital expenditures and operating costs to comply with environmental mandates have been traditionally recognized by PUCs as appropriate for inclusion in establishing rates. As a result, the Company expects to recover the operating and capital costs resulting from any new requirements in these areas.

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
The Company continues to leverage its expertise and collaborates with the EPA and state agencies to help establish effective environmental, health and safety, and water quality standards and regulations. This relationship includes sharing of the Company’s research, such as its treatment and distribution system optimization research and its national water quality monitoring data. The Company’s engagement with the EPA provides it with early insight into emerging regulatory issues and initiatives, thereby allowing the Company to anticipate and to accommodate its future compliance requirements. The Company also frequently engages with the American Water Works Association, other state environmental agencies, universities, research labs and national and international water research foundations. The Company believes that continued R&D activities are critical for providing safe, clean, reliable and affordable services, as well as maintaining its leadership position in the industry, which provides the Company with a competitive advantage as it seeks business and operational growth.
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
The Chemical Abstract Service Registry contains over 290 million registered chemicals, with an estimated 1,500 species of disease-causing microbes that can affect humans. The Company is continually investigating new substances and contaminants, employing a team of scientists, engineers and public health professionals to identify threats to its water supply, to act on emerging regulations and new health advisories, and to evaluate the benefits of alternative or advanced treatment technologies. The Company utilizes water quality testing equipment and implements new and emerging technologies to help detect potential water supply contamination issues. Examples of the Company’s efforts include:
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
Service Company
American Water Works Service Company, Inc. (“Service Company”) is a wholly owned subsidiary of the Company that provides support and operational services to the Company and its affiliates. These services are predominantly provided to the Company’s Regulated Businesses under contracts that have been approved by PUCs, where necessary, and are also provided to MSG as requested or as otherwise needed. Services provided by Service Company may include accounting and finance, administration, business development, communications, compliance, education and training, engineering, environmental, health and safety, human resources, information systems, internal audit, investor relations, legal and governance, operations, procurement, R&D, rates and regulatory support, physical security, cybersecurity, risk management and insurance, treasury, and water quality. For additional information concerning the Company’s cybersecurity program, see Item 1C—Cybersecurity. Service Company also provides customer support to the Company’s Regulated Businesses, which includes call handling, billing, a major accounts program and other related services. Services are provided by Service Company at cost, enabling the Company’s operating subsidiaries to fulfill their responsibilities in a cost-effective manner, while providing them access to in-depth, functional expertise.
Sustainability
The Company considers sustainability principles, such as environmental leadership and corporate governance, fundamental to its corporate strategy and values. The Company has developed a cross-functional approach that supports and drives its sustainability strategy, principles and reporting.
The Company focuses its sustainability efforts in three primary areas: financial, operational and cultural:
•The Company seeks to achieve financial sustainability through its disciplined approach to capital investment and regulatory execution, which supports efforts to grow its business and drive shareholder value while addressing water and wastewater challenges in the United States. The Company’s capital investment program is financed with cash flows from operating activities and through a combination of debt and equity capital issuances structured to maintain a healthy balance sheet over the long-term. The Company’s approach to balance sheet management is centered on maintaining investment-grade metrics, substantial liquidity provided by highly-rated financial institutions and interest rate management on new debt issuances through its hedging program.
•Operational sustainability means focusing on operating performance and the day-to-day management of water and wastewater systems that provide safe, clean, reliable and affordable service. The Company focuses on the quality of execution and the need to operate its systems safely, efficiently and in compliance with all environmental requirements, for the benefit of its customers. The Company believes this approach to operational sustainability is aligned with the values of its regulators and policymakers.
•Cultural sustainability is reflected in the Company’s commitment to support a high performing workforce, while seeking to attract and retain employees who share its purpose and values and understand the needs of the communities in which it serves. The Company demonstrates this commitment to its employees through its values. The Company also believes that investing time, energy and resources in its workforce helps to generate new ideas, continuously improve operations and provide high quality, reliable service for its customers and communities.
Demonstrated Leadership
The Company’s values and actions support recognition for demonstrating leadership in areas related to trust, responsibility and sustainability, as well as for positive contributions to its employees and to the communities and customers the Company serves. Among others, these recognitions include the following:
•ranked on Newsweek’s Worlds’s Most Trustworthy Companies 2025 list;
•recognized on Newsweek’s America’s Most Responsible Companies 2025 and 2026 lists; and
•named on Forbes America’s Best Employers for Company Culture 2025.

Oversight
Management Oversight
The Company has adopted a cross-functional approach for developing and implementing its sustainability strategy, principles and reporting that involves the direct involvement and participation by a number of its business units, including without limitation, its executive leadership team, as well as environmental, health and safety, human resources, legal, finance, accounting and investor relations. In addition, the Company has developed a steering committee that reports to the Chief Operating Officer and is led by the Director of Sustainability. The committee is designed to foster sustainability governance, strategic planning, performance management and increased visibility of key goals and metrics disclosed through various channels.
Board of Directors Oversight
The Board of Directors oversees the Company’s strategy and performance related to sustainability through its four standing committees:
•The Safety, Environmental, Technology and Operations Committee (the “SETO Committee”) has oversight with respect to, among other things: water quality and emerging contaminants; operational matters and functions; environmental and climate-related matters; and physical security and cybersecurity.
•The Audit, Finance and Risk Committee has oversight and/or responsibility with respect to, among other things: the Company’s risk assessment and enterprise risk management; the Company’s financial statements and accounting; the Company’s independent auditor; internal audit and controls; management of financial risk exposures and related financial activities, including, for example, the Company’s capital structure and capital expenditures, financial condition and financing requirements, dividend payment policy, and pension and benefit plan investment performance; and ethics and compliance matters.
•The Executive Development and Compensation Committee (“ED&CC”) oversees, among other things: the Company’s human capital management; culture and related engagement with employees; and executive development, succession and compensation.
•The Nominating/Corporate Governance Committee (the “Nominating Committee”) has oversight and/or responsibility with respect to, among other things: corporate governance; establishment, composition and leadership of the committees of the Board of Directors; director nominations, succession and independence; the Company’s political contribution policy and related political contribution and lobbying disclosures, and director education and evaluations.
Reporting, Disclosures and Transparency
Information on the performance and management of the Company’s key sustainability metrics can be found on the Company’s Investor Relations website at https://ir.amwater.com/sustainability. The Company also discloses on its website its Political Contribution Policy, and, on an annual basis, information related to political contributions, certain payments to tax-exempt organizations and trade associations (including Section 501(c)(4) organizations), and lobbying expenditures, all of which are reviewed annually and recommended by the Nominating Committee for approval by the Board of Directors.
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

American Water believes all employees and contractors deserve to return home from work in the same, or better, condition than when they arrived. The Company’s commitment to employee health and safety includes physical safety, emotional safety and overall well-being. To support its commitment to safety, the Company’s employees completed approximately 188,000 hours of safety training, including physical security and cybersecurity, in 2025. Additionally, the Company focuses on proactive safety programs through collaboration with employees at all levels of the organization. Employees are empowered to demonstrate safety leadership by utilizing a number of safety procedures embedded in the Company’s culture, such as the use of (i) daily and pre-meeting safety messages, (ii) “Stop Work Authority” (the power to stop working immediately and mitigate a hazard whenever an employee believes a situation is unsafe) and (iii) pre-job briefings to proactively identify hazards that may be encountered. Notwithstanding the Company’s commitment to a hazard free workplace, even when employees implement all appropriate and effective safety measures and precautions, accidents, injuries and even fatalities can and do occur. In January 2025, an employee of the Company was fatally injured after being struck by a train. Following the Company’s thorough review of the incident, the ED&CC, SETO Committee and the Board of Directors determined the incident to be non-preventable. The Company’s review concluded that applicable safety protocols were in place and functioning as intended at the time of the incident. For 2025, the Company had an Occupational Safety and Health Administration Recordable Incident Rate (“ORIR”) of 0.36 (not including the non-preventable fatality). For 2025, the Company had a Days Away Restricted or Transferred (“DART”) rate of 0.19, compared to the Company’s 2025 target DART rate of 0.39. For 2025, to reinforce its focus on the reduction and prevention of serious injuries and incidents, the Company began to track its serious injuries or incidents using the Serious Injury Incidence Rate (“SIIR”), which measures the number of such incidents per 100 employees. The target SIIR for 2025 was 0.04 and the Company recorded no such incidents for 2025.
Talent Attraction, Retention and Development
The Company’s talent and retention strategy is aimed at building and maintaining a high performing and engaged workforce across all levels of the business. The Company’s performance depends on a highly skilled workforce with the requisite experience in areas including engineering, regulatory, water quality, finance and operations, in order to deliver safe, clean, reliable and affordable water and wastewater services to customers. The Company leverages various recruiting channels and partnerships as well as its employer brand to access a broad pool of talent and to hire what the Company believes are the most qualified candidates. In 2025, the Company filled approximately 1,439 positions, 66% of which with external candidates and 34% with internal candidates.
The Company has created and implemented programs aimed at developing and retaining talent. The Company collaborates with business leaders to identify the essential behaviors and competencies needed for safe and high-performing operations, as well as to achieve its short and long-term business goals. Through the Company’s workforce planning process, the Company evaluates key positions across the organization, identifies potential talent risks, and develops action plans to mitigate those risks. Additionally, the Company has created and implemented programs aimed at attracting, motivating, developing and retaining talent. These programs promote a culture of learning where employees are encouraged to continuously enhance their skills and knowledge through on-the-job experiences, social learning and formal learning opportunities.
Developing talent to provide a pathway to executive leadership is a critical priority for the Company. Employee succession plans support the Company’s business continuity plans and goals, through the identification and development of current and future leaders, and promote employee retention, as well as the Company’s employee culture and talent development priorities.
In addition to succession planning for executive and senior leadership roles, during 2025, the Company conducted local and enterprise-wide talent reviews, identifying top and emerging talent with a focus on strengths, gaps and development needs against the critical skills needed for certain roles. Through these talent review processes, business leaders identified a pool of high-potential employees to allow the Company to support their career goals and aspirations, and to promote more effective employee experience and talent retention efforts. The Company also utilizes annual six-month mentoring programs designed to accelerate emerging leaders’ abilities to demonstrate leadership capabilities and relationships, with the guidance of an experienced executive mentor.
Total Rewards
In order to attract, retain and motivate a skilled and high-performing workforce, American Water provides a comprehensive and highly competitive Total Rewards program, including base pay, Annual Performance Plan (“APP”) for all employees, Long-Term Performance Plan compensation for certain strategic positions, and a wide range of benefits consisting of, among others, medical, prescription, dental, vision, life and disability insurance coverage, a retirement savings plan, an employee stock purchase plan, educational assistance, paid time off through holidays and vacation and sick time. The Company’s Total Rewards offerings also include a health and wellness program, paid family leave, fertility and family building benefits and a menu of additional voluntary benefits.

All the Company’s employees, including those who are union-represented, participate in the APP to promote the alignment of performance-based compensation with the achievement of the Company’s short-term performance goals. In addition, the Company regularly reviews its success in achieving fair compensation practices, whereby pay decisions would be based on the responsibilities, talents and skills of its employees.
All employees who average 30 hours or more per week are eligible for full-time benefits. Approximately 88% of all benefit eligible employees are enrolled in the Company’s healthcare benefits. Full-time employees pay approximately 16% of the total premium cost of medical, dental and vision coverage.
Trust, Dignity and Respect
In 2025, the Company continued its focus on its Catalyst for Change framework in support of its values of trust, dignity and respect. The pillar areas of commitment, consistency, clarity, courage and conviction, allow employees to work collectively to build the desired culture. At all levels, the Company strives to understand, value and provide opportunities to each employee, and to foster an environment where all employees are celebrated regardless of their background or life experiences. To achieve the desired state, all leaders are expected to model behaviors consistent with the Catalyst for Change framework.
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
Employee Experience
The Company’s weCARE employee value proposition focuses on employee experience as an influencer of an employee’s opinions and emotional response about the Company as an employer. weCARE is composed of five elements — deeper connections, personal growth, shared purpose, flexibility and well-being. weCARE represents the Company’s commitment to valuing its employees and building a safe, healthy and inclusive culture where employees know their value and are appreciated for their talents and commitment to supporting the Company’s success. The Company is also committed to improving the employee experience by listening to employees through focus group discussions and employee surveys, among other tools.
Workforce Data
As of December 31, 2025, the Company had approximately 7,000 employees. For 2025, the Company’s annualized employee turnover rate, which the Company defines as the ratio of the number of separated employees to the 12-month average headcount during 2025, was 11.1%, up from 10.5% in 2024.
As of December 31, 2025, approximately 44% of the Company’s workforce was represented under 74 collective bargaining agreements with 14 different unions. In 2025, the Company renegotiated 28 collective bargaining agreements that were set to expire during the year. During 2026, 26 of the Company’s collective bargaining agreements will expire in accordance with their terms and the Company expects to be able to negotiate these agreements during the year. In addition, the Company’s national benefits agreement, which expires on July 31, 2028, covers approximately 3,000 of the Company’s union-represented employees and their families and provides them with healthcare and other benefits. The Company also collaborates with unions on topics such as safety, customer, technology and employee benefits in forums such as the Joint Healthcare Committee, National Safety Council, Tools Committee and local Labor-Management Committees.
Board Oversight
The ED&CC establishes and reviews the Company’s overall compensation philosophy and oversees the compensation and benefits plans and programs for its executive officers. The ED&CC also oversees the process of planning for executive officer succession. The ED&CC’s charter requires that it oversee the Company’s human capital management, culture and related engagement activities, as well as having responsibility for reviewing and assessing, at least annually, the Company’s organizational and leadership development plans and programs, and its programs designed to identify, attract and retain high-potential employees.

Information About Our Executive Officers
Presented in the table below are the name, age, offices held and business experience for each of the Company’s executive officers, as of February 18, 2026:

Name	Age	Office and Experience
John C. Griffith	59
President and Chief Executive Officer. Mr. Griffith has served as Chief Executive Officer and principal executive officer of the Company since May 14, 2025 and as President since August 2024. He joined the Company in May 2022 and served as its Executive Vice President and Chief Financial Officer until August 2024. Prior to joining the Company, since 2014, Mr. Griffith served as Managing Director, Mergers and Acquisitions, for Bank of America Securities. Prior to joining Bank of America Securities, from 2008 to 2014, Mr. Griffith served as Chief Executive Officer of HighWave Energy, a renewable fuels start-up company, and from 1995 to 2008, he served in various capacities of increasing responsibility with Merrill Lynch & Co.

David M. Bowler	47
Executive Vice President and Chief Financial Officer. Mr. Bowler has served as the Company’s Executive Vice President and Chief Financial Officer since August 2024, and as Senior Vice President, Deputy Chief Financial Officer and Treasurer from October 2022 to August 2024. Mr. Bowler joined the Company in May 2020 as its Senior Vice President of Corporate Tax, Accounting Technology and Regulatory Services, and served as Senior Vice President of Planning, Regulatory and Financial Services from July 2021 to November 2022. Prior to joining the Company, Mr. Bowler served as Director of Finance and Accounting Integration at CenterPoint Energy, Inc. from February 2019 to April 2020, and in a number of roles of increasing responsibility, most recently as Vice President, Controller and Assistant Treasurer at Vectren Corporation (which was sold to CenterPoint Energy on February 1, 2019) from January 2007 to February 2019. Mr. Bowler is a Certified Public Accountant.

Maureen Duffy	56
Executive Vice President, Communications and External Affairs. Ms. Duffy has served as the Company’s Executive Vice President, Communications and External Affairs since October 2024 and has had over 26 years of employment with the Company. Ms. Duffy served as the Company’s Senior Vice President, Communications and External Affairs from January 2020 through October 2024, as Vice President, Corporate Communications and Federal Affairs from May 2017 through December 2019, and as Vice President, Corporate Communications and External Affairs from September 2011 to May 2017. She also has held various positions with the Company’s New Jersey subsidiary, including Government Affairs/Media Specialist, Communications Manager and Director of Corporate Communications. Prior to joining American Water, Ms. Duffy reported and produced news for WNJN/WNET-TV.

Stacy A. Mitchell	50
Executive Vice President and General Counsel. Ms. Mitchell has served as the Company’s Executive Vice President and General Counsel since June 2024. Prior to that, she served as the Company’s Senior Vice President and Deputy General Counsel beginning in February 2023. She joined the Company in August 2019 as Vice President and Chief Regulatory Counsel. Prior to joining the Company, Ms. Mitchell served as the Vice President of Rates and Regulatory Affairs at South Jersey Industries, Inc. and its gas utility subsidiary. Prior to that time, she practiced litigation, regulatory and environmental law in private practice for 15 years.

Cheryl Norton	61
Executive Vice President and Chief Operating Officer. Ms. Norton has 37 years of employment with the Company serving in various roles, including operational leadership, environmental stewardship, laboratory management, and research. She has been serving as the Company’s Executive Vice President and Chief Operating Officer since March 2021 and served as its Senior Vice President, Chief Environmental Officer from March 2020 to March 2021. She was also the Company’s Senior Vice President, Eastern Division and President of its New Jersey subsidiary from March 2019 to March 2021. Prior to that, Ms. Norton served as President of the Company’s Missouri subsidiary from November 2015 to March 2019, and President of its Kentucky subsidiary from January 2011 until November 2015. In addition, Ms. Norton also serves as a member of the Board of Directors of the Water Research Foundation and as a member of the Board of Trustees of The Cooper Health System.

Name	Age	Office and Experience
Lori A. Sutton	52
Executive Vice President, Chief Human Resources Officer. Ms. Sutton was appointed as Executive Vice President, Chief Human Resources Officer, effective October 1, 2025 and served as Senior Vice President, Chief Human Resources Officer from April 1, 2025 to September 30, 2025. Ms. Sutton joined the Company in February 2023 as its Chief Inclusion, Diversity and Equity Officer, and also served as the Company’s Vice President of Talent Acquisition from April 2024 to November 2024, and its Senior Vice President of Talent Management from December 2024 to March 2025. Prior to joining the Company, Ms. Sutton served from September 2021 to February 2023 as Global Head of Inclusion, Diversity and Culture at Alcoa, Inc. Before that, she worked in similar roles at Berry Global Group, Inc., from September 2019 to September 2021. She is a member of the Board of Directors of Liberty Federal Credit Union in Evansville, Indiana.

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
Risk Factors Summary
The following summary is intended to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors discussed below in their entirety for additional information. A number of the factors that could materially and adversely affect our business, financial condition or results of operations include:
Risks Related to Our Industry and Business Operations
•Our Regulated Businesses are subject to regulation by PUCs and other regulatory agencies, which affects our business, financial condition, results of operations and cash flows, and may be subject to fines, penalties and other sanctions for an inability to meet these regulatory requirements.
•Our operations and the water we supply are subject to environmental, water quality and health and safety laws and regulations, including contaminants of emerging concern, compliance with which could impact our operating costs and capital expenditures, and violations of which could subject us to costs, damage to our reputation or regulatory action, and contamination events may lead to service limitations, reduced usage or litigation.
•Limitations or restrictions on water supplies may adversely affect our access to sources of water, our ability to supply water to customers and, together with climate variability, severe weather, natural disasters and seasonality, may cause service disruptions, reduced demand or increased costs.
•The current regulatory rate setting process may result in a significant delay, also known as “regulatory lag,” from the time that we invest in infrastructure improvements, incur increased operating expenses, incur increased cost of capital or experience declining water usage, to the time at which we can seek to address these events in general rate cases. Our inability to mitigate or minimize regulatory lag could adversely affect our business.
•Changes in laws and regulations can significantly and materially affect our business, financial condition, results of operations, cash flows and liquidity.
•Regulatory and environmental risks associated with the collection, treatment and disposal of wastewater may impose significant costs and liabilities, and aging infrastructure may require increased capital and O&M spending.
•Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding or experience increases in short- and long-term interest rates or delays in completing major capital expenditure projects.
•Aging infrastructure may lead to service disruptions, property damage and increased capital expenditures and O&M expenses and other costs, all of which could negatively impact our financial results.
•Contamination of water supplies or our water service provided to our customers could result in service limitations and interruptions and exposure to substances not typically found in potable water supplies, and could subject us and our subsidiaries to reductions in usage and other responsive obligations, government enforcement actions, damage to our reputation and private litigation.
•We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or sanctions.
•The failure of, or the requirement to repair, upgrade or dismantle, any of our dams may adversely affect our financial condition, results of operations, cash flows and liquidity.
•Any failure of our network of water and wastewater pipes, water mains and water reservoirs could result in losses and damages that may affect our financial condition and reputation.
•An important part of our growth strategy is the acquisition of water and wastewater systems, which involves risks, including competition for acquisition opportunities from other regulated utilities, governmental entities and other buyers, which may hinder or limit our ability to grow our business.
•We face technology, cybersecurity and data privacy risks, including failures, cyber attacks, unauthorized access and evolving privacy requirements, any of which may result in operational disruption, regulatory actions or reputational harm.

•An inability to successfully develop and implement new technologies poses substantial risks to our business and operational excellence strategies, which could have a material adverse effect on our business and financial results.
•Our inability to efficiently upgrade and improve our operational and technology systems, or implement new systems, could result in higher than expected costs or otherwise adversely impact our internal controls environment, operations and profitability.
•Disruptions in our supply chain related to goods, such as pipe, chemicals, power and other fuel, equipment, water and other raw materials and services, could adversely impact our operations and our ability to serve our customers, as well as our financial results.
Financial, Economic and Market-Related Risks
•Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.
•Our inability to access the debt or equity capital or financial markets or other events could affect our ability to meet our long-term commitments or liquidity needs at reasonable cost, which could adversely affect our financial condition and results of operations.
•Our forward sale agreements may adversely affect our results of operations or financial condition, the share price of our common stock and our liquidity, and may potentially cause shareholder dilution.
•The conditional exchange feature of the 3.625% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”), if triggered, may adversely affect our liquidity and financial condition and may dilute the ownership interest of our shareholders or may otherwise depress the price of parent company’s common stock.
•Parent company may be unable to meet its ongoing and future financial obligations and to pay dividends on its common stock if its subsidiaries are unable to pay upstream dividends or repay funds.
•We have a significant amount of goodwill and other assets measured and recorded at fair value on a recurring basis, and we may be required to record impairments or changes in fair value to these assets, which may negatively affect our financial condition and results of operations.
Risks Related to the Proposed Merger with Essential
•The proposed merger is subject to various closing conditions, including the receipt of consents and approvals from various governmental and regulatory entities and third parties, and a failure to obtain all such consents or approvals or to satisfy such other closing conditions could prevent or delay the completion of the proposed merger or impose conditions that could have a material adverse effect on us or the combined company.
•The proposed merger may cause suppliers, strategic partners, certain customers or others to delay or defer decisions regarding our business, and may adversely affect our ability to effectively manage our business.
•The Essential Merger Agreement contains provisions that limit our ability to pursue certain alternatives to the proposed merger, which could discourage a potential acquirer from making an alternative transaction proposal and, in certain circumstances, could require us to pay Essential a significant termination fee.
•If completed, the proposed merger may not achieve its anticipated results, and we may be unable to integrate Essential’s operations and/or operate the combined company in the manner expected.
•The proposed merger may not be accretive to our earnings and may adversely affect our earnings per share, which may negatively affect the market price of our common stock.
•If the proposed merger is completed, we may be required to record goodwill or we may acquire other assets measured and recorded at fair value, and, thereafter, we may be required to record impairments to the goodwill or changes to the fair value of the other assets, either of which may negatively affect our financial condition and results of operations.
Additional Risks Related to Our Business
•Parent company provides performance guarantees with respect to certain of the obligations of our Other businesses (primarily MSG), including financial guarantees or deposits, which may adversely affect parent company if the guarantees are successfully enforced.

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
Our operations and the quality of water we supply and wastewater we treat are subject to extensive and increasingly stringent environmental, water quality and health and safety laws and regulations, including with respect to contaminants of emerging concern, compliance with which could impact both our operating costs and capital expenditures, and violations of which could subject us to substantial liabilities and costs, as well as damage to our reputation.
Our water and wastewater operations are subject to extensive federal, state and local laws and regulations. These requirements include, among others, CERCLA, the Clean Water Act, the Safe Drinking Water Act, the LCR (as amended), and each of their implementing rules and regulations, as well as other federal and state requirements. For example, PUCs and environmental regulators set conditions and standards for the water and wastewater services we deliver. We are also required to obtain various environmental permits from regulatory agencies for our operations. If the water or wastewater services we provide to our customers do not comply with regulatory standards, or otherwise violate environmental laws, regulations or permits, or other health and safety and water quality regulations, we could incur substantial fines, penalties or other sanctions or costs, as well as damage to our reputation, as a result of governmental proceedings and private litigation. In the most serious cases, regulators could reduce requested rate increases or force us to discontinue operations and sell our operating assets to another utility or to a municipality. Given the nature of our business which, in part, involves providing water service for human consumption, any potential non-compliance with, or violation of, environmental, water quality and health and safety laws or regulations would likely pose a more significant risk to us than to a company not similarly involved in the water and wastewater industry. In addition, CERCLA authorizes the EPA to issue orders and bring enforcement actions to compel responsible parties to investigate and take remedial actions with respect to actual or threatened releases of hazardous substances, and can impose joint and several liability, without regard to fault, on responsible parties for the costs thereof. In addition, in April 2024, the EPA issued a final rule designating PFOA and PFOS as hazardous substances under CERCLA. While the EPA has stated that it will focus on holding responsible under CERCLA entities that significantly contributed to the release of PFAS into the environment, it is not yet known whether or to what extent liability protection will be afforded to passive receivers of PFAS, including water and wastewater utilities. In September 2025, the EPA reaffirmed this enforcement approach, explaining that, while it intends to focus CERCLA enforcement activities on entities that significantly contributed to PFAS releases and generally does not plan to pursue actions against passive receivers, its enforcement discretion does not alter CERCLA’s underlying liability framework or restrict private party claims, and therefore the extent to which we may be subject to future CERCLA liability for PFAS-related claims remains uncertain. Furthermore, both federal and state laws and regulations have been enacted or proposed that seek to reduce or limit GHG emissions and/or require or would require additional reporting, monitoring and disclosure of, among other things, GHG emissions and related financial risks, and these regulations may become more pervasive or stringent in light of changing governmental agendas and priorities, although the exact nature and timing of these changes is uncertain.
We incur substantial operating and capital costs on an ongoing basis to comply with environmental, water quality and health and safety laws and regulations. These laws and regulations and their enforcement have become more stringent over time, and new or stricter requirements, such as the final EPA drinking water regulations for PFAS, the LCRR and the recently promulgated LCRI, are expected to increase our costs. For example, the designation of PFOA and PFOS as hazardous substances under CERCLA may impact our approach to how we dispose of material related to treatment at impacted systems and may increase our costs as a result. Although we may seek to recover ongoing compliance costs in our Regulated Businesses through customer rates, and certain jurisdictions in which our Regulated Businesses operate have passed laws authorizing recovery of such costs, there can be no guarantee that the various other regulatory PUCs or similar regulatory bodies that govern our Regulated Businesses would approve rate increases that would enable us to recover such costs in whole or in part or that such costs will not materially and adversely affect our financial condition, results of operations, cash flows and liquidity. We may also incur liabilities if, under environmental laws and regulations, we are required to investigate and clean up environmental contamination, including potential releases of certain hazardous chemicals, which are used in our treatment processes, or at off-site locations where we have disposed of residual waste or caused an adverse environmental impact. The discovery of previously unknown conditions, or the imposition of cleanup obligations in the future, including those obligations related to the disposal of PFAS residuals and other waste, could result in significant costs and could adversely affect our financial condition, results of operations, cash flows and liquidity. Such remediation costs may not be covered by insurance and may make it difficult for us to secure insurance at acceptable rates in the future.
Attention is being given to contaminants of emerging concern, including, without limitation, chemicals and other substances that currently do not have any regulatory standard in drinking water or wastewater or have been recently created or discovered (including by means of scientific achievements in the analysis and detection of trace amounts of substances). We rely upon governmental agencies to set appropriate regulatory standards to protect the public from these and other contaminants, and our role is to provide service that meets these standards, if any. In some of our states, PUCs may disapprove of cost recovery, in whole or in part, for implementation of treatment infrastructure for a contaminant in the absence of a regulatory standard. Furthermore, given the rapid pace at which these contaminants are being identified, created and/or discovered, we may not be able to detect and/or mitigate all such substances in our drinking water system or supplies, which could have a material adverse impact on our financial condition, results of operations and reputation. In addition, we believe these contaminants will continue to form the basis for additional or increased federal or state regulatory initiatives and requirements in the future, which could significantly increase the cost of our operations.
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
Service interruptions due to severe weather, climate variability patterns and natural or other events are possible across all our businesses. These include, among other things, storms, ice or freezing conditions, high rainfall and wind conditions, hurricanes, tornadoes, earthquakes, landslides, drought, wildfires, coastal and intercoastal floods or high water conditions, including those in or near designated flood plains, pandemics and epidemics, electrical storms, sinkholes, solar flares and chemical spills or other contamination causing temporary unavailability of our source water supplies. Weather and other natural events such as these may affect the condition or operability of our facilities, limiting or preventing us from delivering water or wastewater services to our customers, or requiring us to make substantial capital expenditures to repair any damage. Utility tariffs in place or cost recovery proceedings with respect to our Regulated Businesses may not provide reimbursement to us, in whole or in part, for any of these impacts.
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
Climate variability may cause increased weather volatility and may impact water usage and related revenue or require additional expenditures, all of which may not be fully recoverable in rates or otherwise.
The issue of climate variability is receiving attention nationally and worldwide. There is consensus among climate scientists that there will be worsening of weather volatility in the future associated with climate variability. Many climate variability predictions present several potential challenges to water and wastewater utilities, including us, such as:
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
Because of the uncertainty of weather volatility related to climate variability, we cannot predict the potential impact on our business, financial condition, results of operations, cash flows and liquidity. Although some or all potential expenditures and costs associated with the impact of climate variability and related laws and regulations on our Regulated Businesses could be recovered through rates, infrastructure replacement surcharges or other regulatory mechanisms, there can be no assurance that PUCs would authorize rate increases to enable us to recover such expenditures and costs, in whole or in part.

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
•negatively impacting, among other things: (i) tax rates or positions or the deductibility of expenses under federal or state tax laws, (ii) the availability or amount of, or our ability to comply with the terms and conditions of, tax credits or tax abatement benefits, (iii) the amount of taxes owed or paid, including as a result of the CAMT provisions, (iv) the timing of tax effects on rates, or (v) the ability to utilize our net operating loss carryforwards;
•increasing the associated costs of, and/or of difficulty complying with, environmental, health, safety, consumer privacy, water quality, and water quality accountability laws and regulations to which our operations are subject;
•changing or placing additional limitations on change in control requirements relating to any concentration of ownership of our common stock;
•making it easier for governmental entities to convert our assets to public ownership via condemnation, eminent domain or other similar process, or for governmental agencies or private plaintiffs to assert liability against us for damages under these or similar processes;
•increasing the costs and/or difficulty of complying with proposed changes to federal contracting regulations and contractor affirmative action audits;

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
The wastewater collection, treatment and disposal operations of our subsidiaries are subject to substantial regulation and involve environmental risks. If collection, treatment or disposal systems fail, overflow, or do not operate properly, untreated or inadequately treated wastewater or other contaminants could spill onto nearby properties or into nearby streams and rivers, causing damage to persons or property, injury to aquatic life and economic damages. This risk is most acute during periods of substantial rainfall or flooding, which are the main causes of sanitary sewer overflow and system failure. Liabilities resulting from such events could adversely and materially affect our business, financial condition, results of operations and cash flows. Some of our wastewater systems have commercial and industrial customers that are subject to specific limitations on the type, character and concentration of the wastewater they are permitted to discharge into our systems. The failure by these commercial and industrial customers to comply with their respective discharge requirements could, in turn, negatively impact our operations, damage our facilities or cause us to exceed applicable discharge limitations and requirements. Liabilities resulting from such exceedance events could adversely and materially affect our business, financial condition, results of operations and cash flows.
A loss of one or more large industrial or commercial customers could have a material adverse impact upon the results of operations of one or more of our Regulated Businesses.
Adverse economic conditions may cause our customers, particularly industrial and large commercial customers, to curtail operations. A curtailment of operations by such a customer typically results in reduced water usage by that customer. In more severe circumstances, the decline in usage could be permanent. Any decrease in demand resulting from difficult economic conditions affecting these customers could adversely affect our business, financial condition, results of operations and cash flows. Utility tariffs in place with respect to our Regulated Businesses may not reimburse us, in whole or in part, for any of these impacts.
Our Regulated Businesses require significant capital expenditures and may suffer if we fail to secure appropriate funding to make investments, experience increases in short- and long-term interest rates or if we experience delays in completing major capital expenditure projects.
The water and wastewater utility business is capital intensive. We invest significant amounts of capital to add, replace and maintain property, plant and equipment, and to improve aging infrastructure. In 2025, we invested $3.2 billion in net Company-funded capital improvements. The level of capital expenditures necessary to maintain the integrity of our systems will continue into the future and, we believe, will increase. If we are not able to obtain sufficient financing through current or future sources of liquidity, we may be unable to maintain our existing property, plant and equipment, fund our capital investment strategies or expand our rate base to enable us to meet our growth targets. Even with adequate financial resources to make required capital expenditures, we face the additional risk that we will not complete our major capital projects on time, as a result of supply chain interruptions, construction delays, permitting delays, labor shortages or other disruptions, environmental restrictions, legal and regulatory challenges, or other obstacles. Each of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.
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
The water supplies that flow into our treatment plants or are delivered through our distribution system, or the water service that is provided to our customers, may be subject to contamination, including, among other types, contamination from naturally-occurring compounds, chemicals in groundwater systems, pollution resulting from manufactured sources (such as perchlorate, PFAS, methyl tertiary butyl ether, 1,4-dioxane, lead and other materials, or chemical spills or other incidents that result in contaminants entering the water source), and contamination resulting from new and emerging contaminants as well as cyber attacks, possible terrorist attacks or other similar incidents directed at our operations or industries upstream from our water treatment plants. If one of our water supplies or the water service provided to our customers is contaminated, depending on the nature of the contamination, we may have to take responsive actions that could include, among other things (1) limiting use of the water supply under a “Do Not Use” protective order that enables continuation of basic sanitation and essential fire protection, or (2) interrupting the use of that water supply or water service, in whole or in part, potentially impacting basic sanitation and fire protection needs. If service is disrupted, our financial condition, results of operations, cash flows, liquidity and reputation may be adversely affected. In addition, we may incur significant costs in order to treat the contaminated source through the expansion of our current treatment facilities or the development of new sources of supply or new treatment methods. We may be unable to recover costs associated with treating or decontaminating water supplies through insurance, customer rates, utility tariffs or contract terms, and any recovery of these costs that we are able to obtain through regulatory proceedings or otherwise may not occur in a timely manner. Moreover, we could be subject to claims for damages arising from government enforcement actions or toxic tort or other lawsuits, including class action lawsuits brought by affected parties, arising out of an interruption of service or human exposure to hazardous substances in our drinking water and water supplies. See Item 3—Legal Proceedings for information on certain pending lawsuits and other proceedings related to interruptions of water service.
Since we are engaged in the business of providing water service to our customers, contamination of the water supply, or the water service provided to our customers, could result in substantial injury or damage to our customers, employees or others and we could be exposed to substantial claims and litigation. Such claims could relate to, among other things, personal injury, loss of life, business interruption and expenses related thereto, property damage, pollution, and environmental damage and may be brought by our customers or third parties. Litigation and regulatory proceedings are subject to inherent uncertainties and unfavorable rulings can and do occur. We may not be protected from these claims or negative impacts of these claims in whole or in part by utility tariffs or other contract terms. Negative impacts to our reputation may occur even if we are not liable for any contamination or other environmental damage or the consequences arising out of human exposure to contamination or hazardous substances within the water supply or distributed finished drinking water. In addition, insurance coverage may not cover all or a portion of these losses and are subject to deductibles and other limitations. Pending or future claims against us could have a material adverse impact on our business, financial condition, results of operations and cash flows.
We are subject to adverse publicity and reputational risks, which make us vulnerable to negative customer perception and could lead to increased regulatory oversight or sanctions.
Our business and operations have a large direct and indirect customer base and, as a result, we are exposed to public criticism regarding, among other things, the reliability of water service, wastewater and related or ancillary services, the quality of water provided, and the amount, timeliness, content, accuracy and format of bills that are provided for such services. Adverse publicity and negative consumer sentiment arising out of our operations may render legislatures and other governing bodies, PUCs and other regulatory authorities, and government officials less likely to view us in a favorable light, and may cause us to be susceptible to less favorable legislative, regulatory and economic outcomes, as well as increased regulatory investigations or other oversight and more stringent regulatory or economic requirements. Unfavorable regulatory and economic outcomes may include negative investigative conclusions and/or findings, the enactment of more stringent laws and regulations governing our operations and less favorable economic terms in our long-term contracts related to MSG, as well as fines, penalties or other sanctions or requirements. The imposition of any of the foregoing could have a material negative impact on us and our long-term growth, financial condition, results of operations and cash flows.

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
Some states in which we operate allow the respective public utility commissions to use fair market value to set ratemaking rate base instead of the traditional depreciated original cost of water or wastewater assets for certain qualifying acquisitions. Depending on the state, there are varying rules and circumstances in which fair value is determined. Some states’ regulations allow ratemaking rate base to equal the lower of the average of the appraisals or the purchase price, subject to regulatory approval. There may be situations where we may pay more than the ultimate fair value of the utility assets as set by the regulatory commission, despite the fair value legislation suggesting its full recovery. In June 2024, the Pennsylvania Public Utility Commission updated existing procedures and guidelines designed to increase public involvement and ensure greater consistency in the process for reviewing and evaluating the acquisition and valuation of municipal-owned or authority-owned water and wastewater systems in Pennsylvania. This includes requirements for public notice and meetings, requires a rate impact notice, and provides other measures to improve the fair market value process when investor-owned utilities acquire water and wastewater utilities in Pennsylvania. In these situations, goodwill may be recognized to the extent there is an excess purchase price over the fair value of net tangible and identifiable intangible assets acquired through a business acquisition. Our financial condition and results of operations could be harmed by an inability to earn a return on, and recover our purchase price as a component of rate base.
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
Municipalities and other government subdivisions have historically been involved in the provision of water and wastewater services in the United States, and organized efforts may arise from time to time in one or more of the service areas in which our Regulated Businesses operate to convert our assets to public ownership and operation through exercise of the governmental power of eminent domain, or another similar authorized process. A municipality, other government subdivision or a citizen group may seek to acquire our assets through eminent domain or such other process, either directly or indirectly as a result of a citizen petition. For example, in December 2023, the MPWMD filed eminent domain litigation against Cal Am in Monterey County Superior Court with respect to the Monterey system assets and the case is pending. See Item 3—Legal Proceedings—Proposed Acquisition of Monterey System Assets — Potential Condemnation for additional information regarding this matter.
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
While we believe that we have appropriate security measures and safeguards to protect our operational and information technology systems, the cybersecurity incident that we experienced in October 2024 demonstrated that those protections alone may not prevent a cyber attack, and we cannot guarantee that such protections will be completely successful in preventing or mitigating a future cyber attack. Future cybersecurity events could cause our operations to be disrupted, property to be damaged, and customer and other confidential information to be lost or stolen; we could experience substantial loss of revenues, response costs and other financial loss; we would likely suffer a loss or redirection of management time, attention and resources from our regular business operations; we may be subject to increased regulatory requirements; our ability to comply with environmental standards and to continue to provide reliable service to our customers may be impacted; we would likely experience litigation and other claims against us; and we may suffer damage to our reputation, any of which could have a negative impact on our business, financial condition, results of operations and cash flows. Applicable laws and regulations or contracts may require us to report cybersecurity events or breaches of securely maintained confidential data, which may cause us to incur costs related to legal claims or proceedings and regulatory fines or penalties. These types of events, and their resulting impacts, either to our facilities or assets, those of third parties, or the industry in general, may also cause us to incur additional security and insurance related costs. In addition, in the ordinary course of business, we collect and retain sensitive information, including personally identifiable information, about our customers and employees. In many cases, we outsource administration of certain functions to vendors that have been and will continue to be targets of cyber attacks. Any theft, loss or fraudulent use of customer, employee or proprietary data as a result of a cyber attack on us or a vendor, supplier, contractor or other third-party business partner could also subject us to significant litigation, liability and costs, as well as adversely impact our reputation with customers and regulators, among others.
We have obtained insurance to provide coverage for a portion of the losses and damages that may result from a physical attack, cyber attack or a security breach, but such insurance is subject to a number of exclusions and may not cover the total loss or damage caused by an attack or a breach. However, adequate insurance may not be available at rates that we believe are reasonable, and the costs of responding to and recovering from a physical attack, cyber attack or security breach incident may not, in whole or in part, be covered by insurance or recoverable in rates. See —Risks Related to our Industry and Business Operations—We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured, below for more information.
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
Laws and regulations are changing and increasing rapidly with respect to data and consumer privacy, security and protection. We are subject to an increasing number of complex and continually evolving data and consumer privacy, security and protection laws and regulations administered by various federal, state and local governments. New laws and regulations may require us to disclose incidents to authorities, regulators and/or the public, when we otherwise may not have been required to disclose such incidents under previous laws and regulations, and such disclosures could negatively and materially impact our reputation, customers, employees, suppliers and other third parties. Federal and state governments have also adopted or are proposing other limitations on, or requirements regarding, the collection, distribution, use, security and storage of personally identifiable information. In addition, the Federal Trade Commission and state attorneys general are applying federal and state consumer protection laws to impose standards on the collection, use and dissemination of data. Moreover, we expect that current laws, regulations and industry standards concerning privacy, data protection and information security in the United States will continue to evolve and increase, and we cannot determine the impact that compliance with such future laws, regulations or standards will have on us or on our business. Any failure or perceived failure by us to comply with current or future federal, state, or local data or consumer privacy or security laws, regulations, policies, guidance, industry standards, or legal obligations, or any incident resulting in unauthorized access to, or the acquisition, release, or transfer of, personally identifiable information or other data relating to our customers, employees and others, may result in private or governmental enforcement actions, litigation or other claims, as well as damages, fines, penalties and/or adverse disclosures, perception or publicity about us and our businesses. These events could also require us to change our business practices, and the events (including any actions we may take to respond to or following such events) or such changes may result in significant diversions of resources, distract management and divert the focus and attention of our security and technical personnel from other critical activities. Any of the foregoing consequences could have a material adverse effect on our business, reputation, financial condition, results of operations, cash flows and liquidity.

We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured. We also rely on a limited number of mutual insurance companies for a significant portion of our insurance coverage and any disruption in these markets or changes in the terms offered by these companies could materially increase our costs or limit our ability to obtain adequate insurance.
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
In addition, we maintain a substantial portion of our liability and property insurance coverage through a small number of mutual insurance companies that specialize in providing coverage to the utility industry. These mutual insurers provide us with competitive terms, conditions, and self-insured retentions that may not be available in the broader commercial insurance market. If one or more of these mutual insurers were to experience significant financial distress, experience a dilution in their credit ratings, decide to withdraw from the utility sector, or otherwise restrict insurance terms and conditions, we could face a substantial increase in our insurance premiums or a reduction in the scope of available coverage, or the inability to obtain coverage at all.
Although in the past we have been generally able to obtain insurance coverage related to our business, there can be no assurance that we can continue to be able to secure all necessary or appropriate insurance in the future on an economically reasonable basis or at all. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs, a reduction in the number of insurance carriers willing or able to provide us with coverage, or increased deductibles or self-insured retention requirements. Any or all of the foregoing circumstances described above could result in us experiencing losses that are uninsured or underinsured, or result in us being unable to continue to maintain appropriate or reasonable insurance coverage for our business, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and liquidity.
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
As of December 31, 2025, approximately 44% of our workforce was represented by unions, and we had 74 collective bargaining agreements in place with 14 different unions representing our unionized employees. These collective bargaining agreements, 26 of which are scheduled to expire during 2026, are subject to periodic renewal and renegotiation. We may not be able to successfully renew or renegotiate these labor contracts, or enter into new agreements, on terms that are acceptable to us. Any negotiations or dispute resolution processes undertaken in connection with our labor contracts could be delayed or affected by labor actions or work stoppages and by external political, economic and social factors. Labor actions, work stoppages or the threat of work stoppages, and our failure to obtain favorable labor contract terms during renegotiations, may disrupt our operations, negatively impact the ability to serve our customers, and result in higher labor costs, which could adversely affect our reputation, financial condition, results of operations, cash flows and liquidity. While we have developed contingency plans to be implemented as necessary if a work stoppage or strike does occur, a strike or work stoppage may have a material adverse impact on our financial position, results of operations and cash flows.
Financial, Economic and Market-Related Risks
Our indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business, and we may be unable to generate sufficient cash flows to satisfy our liquidity needs.
As of December 31, 2025, our aggregate long-term and short-term debt balance (including preferred stock with mandatory redemption requirements) was $15.8 billion, and our working capital (defined as current assets less current liabilities) was in a deficit position. Our indebtedness could have important consequences, including:
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
During 2025, we utilized existing sources of liquidity, such as our current cash balances, cash flows from operations and borrowings under our commercial paper program, to meet our short-term liquidity requirements. We believe that existing sources of liquidity will be sufficient to meet our cash requirements for the foreseeable future. In order to meet our capital expenditure and other operational needs, however, we may be required to borrow additional funds under the revolving credit facility. In the event of a sustained market deterioration, we may need to obtain additional sources of liquidity, which would require us to evaluate available alternatives and take appropriate actions. Moreover, additional borrowings may be required to repay or refinance outstanding indebtedness. Debt maturities and sinking fund payments in 2026, 2027 and 2028 will be $1,479 million, $646 million and $869 million, respectively. We can provide no assurance that we will be able to access the debt or equity capital markets on favorable terms, if at all, to repay or refinance this debt. Moreover, as new debt is added to our current debt levels, the related risks we now face could intensify, limiting our ability to repay or refinance existing debt on favorable terms.
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
In addition to cash from operations, during 2025, we relied on a $2.75 billion revolving credit facility, a $2.60 billion commercial paper program, and the debt capital markets, to satisfy our liquidity needs. Historically, we have regularly used our commercial paper program rather than the revolving credit facility as a principal source of short-term borrowing due to the generally more attractive rates we generally could obtain in the commercial paper market. As of December 31, 2025, there were no outstanding borrowings under the revolving credit facility, $1,590 million of commercial paper outstanding and $84 million in outstanding letters of credit. There can be no assurance that we will be able to continue to access this commercial paper program or revolving credit facility, when, as and if desired, or that the amount of capital available thereunder will be sufficient to meet all of our liquidity needs at a reasonable, or any, cost.
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
The conditional exchange feature of the Exchangeable Notes, if triggered, may adversely affect our liquidity and financial condition and may dilute the ownership interest of our shareholders or may otherwise depress the price of parent company’s common stock.
In June 2023, American Water Capital Corp., our wholly owned finance subsidiary (“AWCC”), issued $1,035 million aggregate principal amount of Notes. See Note 11—Long-Term Debt in the Notes to the Consolidated Financial Statements for a description of the Exchangeable Notes. In the event the conditional exchange feature of the Exchangeable Notes is triggered and one or more holders elect to exchange their Exchangeable Notes, AWCC would be required to settle any exchanged principal through the payment of cash, which could adversely affect our liquidity. If AWCC elects to settle the portion, if any, of an exchange obligation in excess of the aggregate principal amount of the Exchangeable Notes being exchanged in shares of parent company common stock or a combination of cash and shares of such common stock, any sales in the public market of the common stock deliverable upon such exchange could adversely affect prevailing market prices of parent company common stock. In addition, the existence of the Exchangeable Notes may encourage short selling by market participants because the exchange of the Exchangeable Notes could be used to satisfy short positions, and any anticipated exchange of the Exchangeable Notes for shares of such common stock could depress the price of such common stock.
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
Our assets as of December 31, 2025, included $1.2 billion of goodwill and $254 million of total assets measured and recorded at fair value on a recurring basis. The goodwill is primarily associated with the acquisition of American Water by an affiliate of our previous owner in 2003. Goodwill represents the excess of the purchase price the purchaser paid over the fair value of the net tangible and other intangible assets acquired. Goodwill is recorded at fair value on the date of an acquisition and is reviewed annually or more frequently if changes in circumstances indicate the carrying value may not be recoverable. As required by the applicable accounting rules, in the past, we have taken significant non-cash charges to operating results for impairments to goodwill or other intangible assets, and have recorded changes in fair value of financial instruments and other assets. We may be required to recognize in the future an impairment of goodwill or a change in fair value of financial instruments or certain other assets due to market conditions, other factors related to our performance or the performance of an acquired business, or other circumstances that may impact the fair value of a financial instrument or the other asset. See Note 18—Fair Value of Financial Information in the Notes to the Consolidated Financial Statements for information on the fair value of financial and other assets. These market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water utilities, market price performance of our common stock that compares unfavorably to our peer companies, decreases in control premiums, or other circumstances. A decline in the results forecasted in our business plan due to events such as changes in rate case results, capital investment budgets or interest rates, could also result in an impairment charge. Recognition of impairments of goodwill and any changes in fair value of other assets would result in a charge to income in the period in which the impairment or change occurred, which may negatively affect our financial condition, results of operations and total capitalization. The effects of any such impairment or change could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet the expectations of our regulators.
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
Risks Related to the Proposed Merger with Essential
The market price of shares of parent company’s or Essential’s common stock will fluctuate and the exchange ratio will not be adjusted to reflect such fluctuations, and as a result, the consideration at the date of the closing of the proposed Essential merger may vary significantly from the date the Essential Merger Agreement was executed.
Upon completion of the proposed Essential merger, each outstanding share of Essential common stock will be converted into the right to receive 0.305 shares of parent company common stock. The number of shares of parent company common stock to be issued pursuant to the Essential Merger Agreement for each share of Essential common stock will not change to reflect changes in the market price of parent company common stock or Essential’s common stock. Because we may not complete the proposed Essential merger until a significant period of time has passed after the determination of the exchange ratio, the market value of parent company common stock issued in connection with the Essential merger and the Essential common stock surrendered in connection with the Essential merger may be higher or lower than the value of the shares at the time the exchange ratio was fixed. Stock price changes may result from market assessment of the likelihood that the proposed Essential merger will be completed, changes in our or Essential’s business, operations or prospects prior to or following the proposed Essential merger, litigation or regulatory considerations, reactions from the financial markets or analysts, general business, market, industry or economic conditions, and other factors both within and beyond our control, including the risks, uncertainties and other factors described in this Annual Report on Form 10-K and in our other SEC filings. We may not terminate the Essential Merger Agreement solely because of changes in the market price of either company’s common stock.

The proposed Essential merger is subject to various closing conditions, including the receipt of consents and approvals from various governmental and regulatory entities and third parties, and a failure to obtain all such consents or approvals or to satisfy such other closing conditions could prevent or delay the completion of the proposed Essential merger or impose conditions that could have a material adverse effect on us or the combined company.
We anticipate that, subject to the receipt of all required regulatory and other consents and approvals and the satisfaction or waiver of all other closing conditions, the Essential merger will be completed in the first quarter of 2027. Among other closing conditions, completion of the proposed Essential merger is conditioned upon the receipt of such required consents, orders and approvals from various governmental and regulatory entities and other third parties, including PUCs in certain states in which either or both companies operate, including without limitation the Pennsylvania Public Utility Commission. The proposed merger is also subject to review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and the expiration or earlier termination of the waiting period (and any extension of the waiting period) applicable to the proposed merger is a condition to closing the proposed merger.
We cannot provide any assurance that all of the required consents, orders and approvals will be obtained or that these consents, orders or approvals will not be conditioned on terms, conditions or restrictions that would be detrimental to the combined company after the completion of the Essential merger, including requiring one or both companies to dispose of certain assets. The Essential Merger Agreement allows, subject to certain conditions, limitations and exclusions, each party to terminate the Essential Merger Agreement (and generally without the payment of a termination fee to the non-terminating party) if the final terms of any of the required regulatory consents, orders or approvals would result in or require an undertaking of efforts or the taking of action that would reasonably be expected to have, individually or in the aggregate, a “burdensome effect” (as defined in the Essential Merger Agreement). Any substantial delay in obtaining satisfactory consents, orders or approvals, or the imposition of any requirements, terms or conditions in connection with a party’s obtaining such consents, orders or approvals, could be on terms that we or Essential do not believe to be reasonable or could cause a material reduction in the expected benefits of the proposed merger and/or an impairment or deterioration in our or Essential’s relationships with their respective applicable PUCs. If any such delays or conditions are significant enough, one or both parties may decide to abandon the proposed Essential merger and terminate the Essential Merger Agreement, subject to its terms. If the proposed merger is not completed, our ongoing businesses may be adversely affected, including, as follows:
•having to pay certain significant costs relating to the proposed merger without receiving the benefits of the proposed merger, including, in certain circumstances, a payment by us to Essential of a termination fee of $835 million in the case of a termination fee payable by us to Essential;
•diversion of management’s attention from day-to-day operations;
•not pursuing other strategic transactions that we may have otherwise considered had we not entered into the Essential Merger Agreement with Essential;
•we will have been subject to certain restrictions on the conduct of our ongoing businesses, which may have prevented us from making certain acquisitions or dispositions or pursuing certain business opportunities while the proposed merger was pending; and
•the price of parent company’s common stock may decline to reflect assumptions by the market as to whether the proposed merger will be completed.
The proposed Essential merger may cause suppliers, strategic partners, certain customers or others to delay or defer decisions regarding our business, and may adversely affect our ability to effectively manage our business.
The proposed Essential merger will be completed only if stated conditions are satisfied, including the receipt of the requisite regulatory and other approvals, among other conditions. Many of the conditions are outside the parties’ control, and both parties also have certain rights to terminate the Essential Merger Agreement. Accordingly, there may be uncertainty regarding the completion of the proposed merger. This uncertainty, or any disagreement with the decision to enter into the Essential Merger Agreement, may cause our suppliers, vendors, strategic partners, certain customers or others that deal with us to delay or defer entering into contracts or make other decisions concerning us, or to seek to change or cancel existing business relationships. Any delay or deferral of those decisions or changes in existing agreements or relationships could have a material adverse effect on us and our financial condition and results of operations.

The Essential Merger Agreement contains provisions that limit our ability to pursue certain alternatives to the proposed Essential merger, which could discourage a potential acquirer from making an alternative transaction proposal and, in certain circumstances, could require us to pay to the other party a significant termination fee.
Under the Essential Merger Agreement, we and Essential are each restricted, subject to limited exceptions, from entering into certain alternative transactions in lieu of the proposed Essential merger, including, among other things, soliciting, initiating, knowingly encouraging or knowingly facilitating the making of a proposal that is or would reasonably be expected to lead to a competing acquisition proposal from any person. Each of our Board of Directors and Essential’s board of directors is limited in its ability to change its recommendation with respect to the proposed merger and related proposals. We and/or Essential may terminate the Essential Merger Agreement and enter into an agreement with respect to a superior proposal only if specified conditions have been satisfied, including compliance with the non-solicitation provisions of the Essential Merger Agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of us or Essential from considering or proposing such an acquisition, even if such third party were prepared to pay consideration with a higher per share cash or market value than the consideration proposed to be received or realized in the proposed merger, or the competing transaction might result in a potential acquirer proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances. Under the Essential Merger Agreement, in the event the Essential Merger Agreement is terminated to accept a superior proposal, or under certain other circumstances, we would be required to pay a termination fee of $835 million to Essential in the case of a termination of the Essential Merger Agreement by us, and Essential would be required to pay a termination fee of $370 million to us in the case of a termination of the Essential Merger Agreement by Essential.
We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the proposed Essential merger from being completed.
Securities class action lawsuits, derivative lawsuits, and lawsuits seeking to enjoin the proposed Essential merger are often brought against companies that have entered into a merger agreement. Even if these lawsuits are without merit, defending against these claims can result in substantial costs to the parties to the Essential Merger Agreement and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting the completion of a merger, that injunction may delay or prevent such merger from being completed.
If completed, the proposed Essential merger may not achieve its anticipated results, and we may be unable to integrate Essential’s operations and/or operate the combined company in the manner expected.
We entered into the Essential Merger Agreement with the expectation that the proposed Essential merger will result in various benefits, including, among other things, increased efficiencies of scale and size, increased geographic diversity, greater long-term growth opportunities for employees of the combined company, and other operating efficiencies. Achieving the anticipated benefits of the proposed merger is subject to a number of uncertainties, including whether our and Essential’s businesses can be integrated in an efficient, effective and timely manner.
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

It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company’s ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect the combined company’s ability to achieve the anticipated benefits of the proposed Essential merger as and when expected. The combined company may have difficulty addressing possible differences in corporate cultures and management philosophies, and the various management and corporate governance constructs provided for in the Essential Merger Agreement to govern the combined company, including with respect to the board of directors of the combined company, may not operate successfully as intended or desired. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and otherwise adversely affect the combined company’s future business, financial condition, operating results and prospects.
The proposed Essential merger may not be accretive to our earnings and may adversely affect our earnings per share, which may negatively affect the market price of our common stock.
We currently anticipate that the proposed Essential merger will be accretive to our earnings per share in 2028, the first full year following the completion of the proposed merger. This expectation is based on preliminary estimates that are subject to change. We also could encounter additional transaction and integration-related costs, may fail to realize all of the benefits anticipated in the proposed merger or be subject to other factors that affect our preliminary estimates. Any of these factors could cause a decrease in our earnings per share or decrease or delay the expected accretive effect of the proposed merger and contribute to a decrease in the market price of our common stock.
The combined company’s financial condition, results of operations and cash flows could be adversely affected by unknown or unexpected events, conditions or actions that occur prior to the closing of the proposed Essential merger.
The combined company’s assets, liabilities, business, financial condition, cash flows, and operating results, as well as its business strategies and prospects, could be adversely affected before or after the closing of the proposed Essential merger as a result of previously unknown events or conditions occurring or existing before closing. Adverse changes in our or Essential’s business or operations could occur or arise as a result of actions by us or Essential, or as a result of legal or regulatory developments (including, without limitation, the emergence or unfavorable resolution of pre-acquisition loss contingencies, deteriorating general business, market, industry or economic conditions), and other factors both within and beyond the control of us or Essential. A significant decline in the value of Essential’s assets that we would acquire in the proposed merger or a significant increase in Essential’s liabilities to be assumed could adversely affect the combined company’s future business, financial condition, cash flows, operating results and prospects.
If the proposed Essential merger is completed, we may be required to record goodwill or we may acquire other assets measured and recorded at fair value, and, thereafter, we may be required to record impairments to the goodwill or changes to the fair value of the other assets, either of which may negatively affect our financial condition and results of operations.
In accordance with applicable accounting standards in the United States related to business combinations, we believe that the proposed Essential merger will be accounted for as an acquisition of Essential’s common stock by parent company and will follow the acquisition method of accounting for business combinations, including with respect to goodwill. We may be required to recognize in the future an impairment of goodwill or a change in fair value of financial instruments or certain other assets due to, for example, market conditions, other factors related to our performance or the performance of Essential’s business, or other circumstances that may impact the fair value of a financial instrument or the other asset. See Note 18—Fair Value of Financial Information, in the Notes to the Consolidated Financial Statements for information on the fair value of financial and other assets. Market conditions could include a decline over a period of time of our stock price, a decline over a period of time in valuation multiples of comparable water and wastewater utilities, market price performance of our common stock that compares unfavorably to our peer companies, or other circumstances. Recognition of impairments of goodwill and any changes in fair value of other assets would result in a charge to our income in the period in which the impairment or change occurred, which may negatively affect our financial condition, results of operations and total capitalization. The effects of any such impairment or change could be material and could make it more difficult to maintain our credit ratings, secure financing on attractive terms, maintain compliance with debt covenants and meet the expectations of our regulators.
We cannot assure that we will be able to continue paying quarterly dividends at the current rate, or to propose and/or maintain future quarterly dividend increases as planned.
Our shareholders have no contractual or other legal right to dividends that have not been declared. We currently expect that we will continue to pay dividends in an amount consistent with our dividend strategy and policy in effect prior to the announcement of the proposed merger, and that we will continue to propose future increases in our quarterly dividend rate consistent with our announced dividend growth strategy. However, there is no assurance that our shareholders will continue to receive payments of such dividends while the proposed Essential merger is pending or the combined company will pay such dividends following completion of the proposed merger, for a number of reasons that include, for example:

•a lack of cash to pay such dividends, due to changes in our cash requirements, capital spending plans, financing agreements, cash flow or financial position;
•our Board of Directors may decide not to declare and pay quarterly dividends in accordance with historical practice or our stated dividend strategy, or at all;
•the amount of quarterly dividends that we may pay to shareholders is subject to restriction under Delaware law and compliance with our stated dividend payment policy and strategy; and
•we may fail to receive upstream dividend payments from our subsidiaries in the same amount that we have historically, and the ability of our subsidiaries to do so is subject to various risks and uncertainties described herein and in Note 9—Shareholders’ Equity—Dividends and Distributions in the Notes to Consolidated Financial Statements.
We may incur substantial and/or unexpected transaction fees and merger-related costs in connection with the proposed Essential merger.
We expect to incur substantial non-recurring expenses associated with completing the proposed Essential merger, as well as expenses related to combining the operations of the two companies. For the year ended December 31, 2025, we incurred $13 million of merger-related costs. We estimate $150 million of merger-related costs will be incurred by the Company and by Essential prior to the closing of the proposed merger. The combined company may also incur additional unanticipated costs in or associated with the integration of the companies’ businesses. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset some or all of the incremental transaction and merger-related costs over time, the combined company may not achieve this net benefit in the near term, or at all.
Current shareholders will have reduced ownership and voting interests after the proposed Essential merger.
Parent company has reserved for issuance shares of its common stock to be issued in the proposed Essential merger (including shares of parent company common stock issuable pursuant to the proposed treatment of Essential stock options and other equity-based awards in the proposed merger). As of December 31, 2025, parent company shareholders and Essential’s shareholders would own an estimated 69% and 31% of the outstanding shares of parent company common stock, respectively, on a fully diluted basis immediately following the consummation of the proposed merger. If the proposed merger occurs, each holder of parent company common stock will remain a shareholder of parent company but with a percentage ownership of the combined company that will be smaller than the shareholder’s percentage of ownership immediately prior to the proposed merger. As a result of this reduced ownership percentage, parent company shareholders will have less voting power in the combined company than they now have with respect to parent company.
Members of our management and our Board of Directors have interests in the proposed Essential merger that may be different from, or in addition to, those of other shareholders.
Members of our management and our Board of Directors have interests in the proposed Essential merger that may be different from, or in addition to, their interests as our shareholders. These interests include that the 10 members of our Board of Directors as of immediately prior to the effective time will remain on our Board of Directors immediately following the completion of the merger, Karl F. Kurz, the Board Chair with respect to our Board of Directors (or the individual serving in such position immediately prior to the effective time) will continue to serve in such position, Mr. Griffith, as President and Chief Executive Officer of American Water (or the individual serving in such position immediately prior to the effective time), will continue to serve in such position, and the individuals serving in executive vice president and senior executive positions of parent company who report to the President and Chief Executive Officer of parent company immediately prior to the effective time, will continue in such positions until the earlier of such individual’s resignation or removal.
Completion of the Essential merger may trigger change in control or other provisions in certain agreements to which we or Essential or their respective subsidiaries are a party, which may have an adverse impact on the combined company’s business and results of operations.
The completion of the Essential merger may trigger change in control or other provisions in certain agreements to which we or Essential or their respective subsidiaries are a party. If we and Essential are unable to negotiate waivers of those provisions or otherwise amend the terms of such agreements, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if we and Essential are able to negotiate waivers or amend the terms of such agreements, the counterparties may require a fee for such waivers or amendments or renegotiate the agreements on terms less favorable to us, Essential, or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business, results of operations, financial condition, and cash flows.
The future results and market value of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the merger or the combined company fails to successfully execute its business strategy and objectives.

Following the completion of the Essential merger, the size of the combined company’s business will be significantly larger than the current size of either our or Essential’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement operational, managerial, financial and strategic initiatives that address not only the integration of two independent standalone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity.
In addition, the success of the Essential merger will depend, in part, on the ability of the combined company to successfully execute its business strategy. If the combined company is not able to achieve its business strategy on a timely basis, or otherwise fails to perform in accordance with the expectations of the parties, the anticipated benefits of the merger may not be realized fully or at all, and the merger may materially adversely affect the results of operations, financial condition and prospects of the combined company, and, consequently, the market value of the combined company’s common stock.
The proposed Essential merger will combine companies that are affected by developments in the water and wastewater utility industries and, additionally, with respect to Essential, the natural gas industry, including changes in regulation. Any failure to adapt to changing regulatory environments after the completion of the merger could adversely affect the stability of the combined company’s earnings.
Because we and Essential, and each of their respective subsidiaries, are significantly regulated in the United States, the two companies have been and will continue to be affected by U.S. federal, state and local legislative, political and regulatory developments. After the merger is completed, the combined company and/or its subsidiaries will be subject to extensive regulation in the states in which the combined company will operate. The costs and burdens associated with complying with these regulations may have an adverse effect on the combined company. Moreover, potential legislative, political or regulatory changes, or other similar changes, may create greater risks to the stability of the combined company’s revenue, income and earnings generally.
Additional Risks Related to Other Businesses
Parent company provides performance guarantees with respect to certain of the obligations of our Other businesses (primarily MSG), including financial guarantees or deposits, which may adversely affect parent company if the guarantees are successfully enforced.
Under the terms of certain agreements under which our Other businesses, primarily MSG, provide water and wastewater services to municipalities and federal governmental entities, parent company provides guarantees of specified performance obligations, including financial guarantees or deposits. In the event these obligations are not performed, the entity holding the guarantees may seek to enforce the performance commitments against parent company or proceed against the deposit. In that event, our financial condition, results of operations, cash flows and liquidity could be adversely affected. At December 31, 2025, we had remaining performance commitments, as measured by remaining contract revenue, and primarily related to MSG’s contracts, totaling approximately $7.9 billion, of which $1.1 billion are guaranteed by parent company and the remainder is guaranteed by certain wholly owned subsidiaries of parent company. The aggregate amount of remaining performance commitments is likely to increase as the number of military installations served by MSG increases. The presence of these commitments may adversely affect our financial condition and make it more difficult for us to secure financing on attractive terms.
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
The success of our business is dependent upon our ability to attract, hire and retain highly qualified and skilled employees understanding the needs of the communities in which we serve, including engineers and licensed operators, and water quality, regulatory and management professionals, with desired knowledge, experience and expertise. We may face challenges implementing our human capital management, recruitment and employee succession plans to attract and retain employees based on a number of factors, including, among others, market conditions, retirements, geography, and the proposed business combination with Essential. If we are unable to meet these human capital resource challenges, our business, financial condition, results of operations and cash flows may be materially and adversely impacted.
Our business may be adversely affected by the intentional or other misconduct of our employees and contractors.
Our Code of Ethics requires employees, members of our Board of Directors and contractors to make decisions ethically and in compliance with applicable law and regulatory requirements, and our Code of Ethics and its underlying policies, practices and procedures. Our Insider Trading and Prohibited Transactions Policy also requires employees, members of our Board of Directors and contractors to comply with applicable insider trading requirements and to not engage in specified types of financial transactions (such as hedging, pledging, margin and “short sale” transactions) with respect to our common stock. All employees are required to complete training on and review the Code of Ethics and the Insider Trading Policy on an annual basis, and violations of the Code of Ethics and the Insider Trading Policy could result in disciplinary actions up to, and including, termination. Despite these efforts to prevent misconduct, it is possible for employees or contractors to engage in intentional or other misconduct and violate laws and regulations through, among other things, theft, fraud, misappropriation, bribery, corruption and engaging in unlawful insider trading, conflicts of interest or related person transactions, or otherwise committing serious breaches of our Code of Ethics, our Insider Trading Policy, and our other policies, practices and procedures. Intentional or other misconduct by employees or contractors could result in substantial liability, higher costs, increased regulatory scrutiny and significant reputational harm, any of which could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
The Company’s Cybersecurity Program
The Company’s cybersecurity program is an integral part of the long-term sustainability and effectiveness of the Company’s operational and technology environment. To protect the integrity of its data and operational and technology systems, the Company employs a “Zero Trust” strategy that uses multiple security measures. This strategy aligns with the National Institute of Standards and Technology Cyber Security Framework and provides preventative, detective, and responsive measures to identify and manage risks. The Company periodically reviews and modifies the implementation of its cybersecurity strategy based on threat trends, program maturity, the results of assessments, and the advice of third-party security consultants.
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
Cybersecurity Risks
Cybersecurity threats are constantly evolving and have and will continue to become more frequent and sophisticated. Although the Company has implemented measures that it believes are reasonable to safeguard its operational and information technology systems and has sought to establish a culture of continuous monitoring and improvement, the evolving and increasingly complex nature of cybersecurity attacks and vulnerabilities means that these protections may not always be effective. To date, the Company has determined that it has not experienced a cybersecurity incident that has resulted in a material impact to the Company’s financial condition, results of operations, cash flows, or business strategy. For additional information concerning cybersecurity-related risks, see Item 1A—Risk Factors—Risks Related to Our Industry and Business Operations—We have been, and may in the future be, subject to physical and cyber attacks, and —We may sustain losses that exceed or are excluded from our insurance coverage or for which we are self-insured.

Cybersecurity Risk Management and Strategy
The Company has established an enterprise-wide cybersecurity program designed to prevent disruption to critical information systems, minimize the loss or manipulation of sensitive information, and to timely identify, escalate and promptly remediate and recover from cybersecurity incidents and facilitate compliance with regulatory and disclosure requirements. To oversee cybersecurity risk management, the Company employs a dedicated unit, led by the Company’s Chief Information Security Officer (“CISO”), to implement cybersecurity controls, assess and report on cybersecurity risks and consult with the Company’s internal Enterprise Risk Management Committee, a decision-making body which supports and oversees the identification, assessment, prioritization, and mitigation strategies for enterprise-level risks, including cybersecurity risks. The CISO has over 25 years of work experience in the information technology, physical security and cybersecurity fields, including previously serving as the Company’s Chief Security Officer, and holds the Certified Information Systems Security Professionals from the International Information Systems Security Certification Consortium. The CISO serves on several working groups within the Water Information Sharing & Analysis Center and across the water industry. The CISO reports directly to the Company’s Chief Technology and Information Officer, who is responsible for the Company’s information technology program.
The Company’s cybersecurity unit conducts annual and ongoing cybersecurity awareness training and education for the Company’s employees. In 2025, 100% of the Company’s active workforce completed mandatory cybersecurity training. By equipping employees with knowledge and skills, the Company strives to cultivate and maintain a cybersecurity-conscious culture within its workforce.
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
Incident Response
The Company utilizes an established internal framework based on industry standards and designed to assess promptly the severity and materiality of cybersecurity incidents based on predefined quantitative and qualitative criteria and to determine the appropriate level of response. Incidents are escalated to the relevant management teams based on their severity and materiality for prompt response and mitigation. The Company maintains a crisis response team comprised of individuals from various functional units, including without limitation Information Technology, Legal, Finance, Enterprise Risk Management, Operations and Communications, to respond to cybersecurity and physical security incidents, environmental incidents and health and safety emergencies, among others.
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
ITEM 2.    PROPERTIES
The Company’s properties consist primarily of (i) water and wastewater treatment plants, (ii) mains and pipes used for transmission, distribution and collection of water and wastewater, (iii) wells and other sources of water supply, such as reservoirs, (iv) water and wastewater pumping stations, (v) meters and fire hydrants, (vi) general structures, including buildings, dams and treated water storage facilities, (vii) land and easements, (viii) vehicles, (ix) software rights, and (x) other equipment and facilities, the majority of which are used directly in the operation of its systems. Substantially all of the Company’s properties are owned by its subsidiaries, with a large percentage subject to liens of its mortgage bonds. A wholly owned subsidiary of parent company owns the Company’s corporate headquarters, located in Camden, New Jersey, and the Company and its operating subsidiaries lease office space from certain of the Company’s wholly owned subsidiaries. These properties are utilized by the Company’s directors, officers and staff in the conduct of the business.
The properties of the Company’s Regulated Businesses consist mainly of approximately:
•80 surface water treatment plants;
•520 groundwater treatment plants;
•170 wastewater treatment plants;
•55,000 miles of transmission, distribution and collection mains and pipes;
•1,200 groundwater wells;
•1,800 water and wastewater pumping stations;
•1,100 treated water storage facilities; and
•75 dams.
The Company has ongoing infrastructure renewal programs in all states in which its Regulated Businesses operate. These programs consist of both the rehabilitation of existing mains and equipment, and the replacement of mains and equipment that have been damaged or have reached, or are near, the end of their useful service lives. The properties within Other consist mainly of office furniture and IT equipment. Approximately 49% of all properties that the Company owns are located in New Jersey and Pennsylvania.
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
ITEM 3.    LEGAL PROCEEDINGS
Set forth below is information related to the Company’s material pending legal proceedings as of February 18, 2026, other than ordinary routine litigation incidental to the business, required to be disclosed in this Annual Report on Form 10-K. The information below should be read together with Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements. In accordance with the SEC’s disclosure rules, the Company has elected to disclose environmental proceedings involving the Company and a governmental authority if the amount of potential monetary sanctions, exclusive of interest and costs, that the Company reasonably believes will result from such proceeding is $1 million or more.

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
The 2009 Order includes a condition prohibiting Cal Am from diverting water from the Carmel River for new service connections or for any increased use of water at existing service addresses resulting from a change in zoning or use. In 2011, the California Public Utilities Commission (the “CPUC”) issued a decision directing modifications in Cal Am’s utility tariffs to recognize the moratorium mandated by the 2009 Order, and directing Cal Am to seek written guidance from the SWRCB with respect to any unresolved issues of interpretation or implementation of this condition. In 2012, the Deputy Director of the SWRCB sent a letter to Cal Am providing an interpretation as to the calculation of a baseline to determine increases in use of water at existing service addresses. In March 2018, the MPWMD adopted a resolution directing Cal Am to interpret the baseline in a manner that conflicts with the SWRCB’s written interpretation. In May 2018, Cal Am notified the MPWMD and the SWRCB that it intends to seek declaratory relief concerning the conflicting regulatory interpretations under the 2009 Order. In an attempt to resolve these conflicting interpretations prior to seeking judicial intervention, Cal Am has met with the MPWMD and the SWRCB several times. The SWRCB agreed to circulate revisions to its 2012 interpretive letter, which would be subject to a public comment period. Any failure to follow the MPWMD’s resolution or the SWRCB’s written interpretation, despite these conflicting interpretations, could potentially result in fines, penalties and other actions against Cal Am.
During the fourth quarter of 2025, the MPWMD filed an application with the SWRCB seeking to modify the 2009 Order and the 2016 Order to rescind a condition included therein that prohibits (i) new service connections and (ii) increased water use at existing service connections resulting from a change in zoning or use, throughout Cal Am’s Monterey service territory. The MPWMD’s stated rationale for seeking to rescind this condition is a lack of threatened violation for the foreseeable future given a sufficient water supply to serve demand, and the current prohibitions restrict local housing construction needed to meet state affordable housing mandates. On December 19, 2025, Cal Am filed a response, requesting that the SWRCB deny the application or hold it in abeyance to permit Cal Am to meet with appropriate stakeholders and to develop a proposal for relief from the prohibitions.
Following issuance by the California Coastal Commission (the “Coastal Commission”) in November 2022, of a coastal development permit, as described below, Cal Am continues to work constructively with all appropriate agencies to obtain the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2025, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2026 and future years may be impacted by a number of factors, including without limitation potential recurrence of drought conditions in California and the reduction or exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The 2009 Order and the 2016 Order remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the 2009 Order and the 2016 Order in the future may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the 2009 Order and the 2016 Order.
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

In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a CPCN and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, O&M costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $324 million in aggregate costs as of December 31, 2025, related to the Water Supply Project, which includes $107 million in AFUDC.
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
On December 30, 2022, Cal Am filed with the CPUC an application for rehearing of the CPUC’s December 5, 2022 final decision, and in March 2023, the CPUC issued a decision denying Cal Am’s application for rehearing but adopting its proposed AFUDC for already incurred and future costs. The decision also provided Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. On May 21, 2025, the CPUC issued a decision authorizing an increase to the cost cap of $11 million for the specified extraction wells.
The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project. On August 14, 2025, the CPUC approved a final decision, which was updated on October 9, 2025, finding that, as to the supply and demand estimates for the Water Supply Project, projected demand will outstrip supply by approximately 2,500 acre-feet per year as of 2050. On September 17, 2025, the City of Marina (the “City”), the Marina Coast Water District (“MCWD”) and the MPWMD filed applications for rehearing of the final decision. On September 22, 2025, these parties also filed a motion to stay the final decision. The CPUC has not yet ruled on these motions.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the 2009 Order and the 2016 Order, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in accordance with the CPUC’s prior decisions. See Note 16—Commitments and Contingencies in the Notes to the Consolidated Financial Statements for further discussion. Subject to the impacts, outcomes or resolution of applicable litigation and other proceedings, construction of the desalination plant for the Water Supply Project is expected to begin in 2026, and the desalination plant is currently anticipated to be in service by the end of 2029.
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
In December 2022, the City, MCWD, MCWD’s groundwater sustainability agency (“GSA”), and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of slant wells for the Water Supply Project. Cal Am is named as a real party in interest. In April 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s causes of action in its petition. After trial and subsequent proceedings ending in the first quarter of 2025, on May 12, 2025, the court entered its final decision denying the petition in full. On July 24, 2025, a notice of appeal was filed. This matter remains pending.
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
Test Slant Well Permitting
A preliminary step to building the Water Supply Project desalination plant is the construction and operation of a test slant well to confirm the suitability of the property on which intake wells will be located to draw water from under Monterey Bay. In November 2014, the Coastal Commission approved coastal development permits for the test slant well, enabling Cal Am to construct and operate the test slant well. Effective February 28, 2018, test slant well pumping ceased, except for minimal maintenance pumping activities, in accordance with Cal Am’s coastal development permits. Because Cal Am may use the test slant well as one of the slant wells for the Water Supply Project, Cal Am sought and obtained from the Coastal Commission permit amendments to allow the test slant well to remain in place and be maintained until February 28, 2027. A required lease obtained from the California State Lands Commission, as amended, expires on December 16, 2027.

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
In August 2020, MCWD filed a cross-complaint in the May 2020 lawsuit against Cal Am, CEMEX and MCWRA, alleging claims for specific performance of certain provisions of the 1996 annexation agreement related to the property owned by CEMEX on which intake wells for the Water Supply Project will be located, as well as claims of water rights, nuisance and unreasonable water use, and seeking additional declaratory relief. Following various rulings on demurrers filed by Cal Am, CEMEX and MCWRA, in February 2021, the court sustained, without leave to amend, the demurrer to MCWD’s nuisance claim and overruled the remainder of the demurrers. In October 2021, the court granted a motion filed by Cal Am related to MCWD’s cross-complaint, which motion requested a referral of certain issues related to MCWD’s water rights and unreasonable use claims to the SWRCB for its expert advisory opinion. The SWRCB held hearings in 2022 and 2023, on the referred issues before its administrative hearing officer. On June 25, 2025, the SWRCB administrative hearing officer transmitted a final report of an advisory opinion to the SWRCB’s board for approval, as well as to the parties and the Monterey County Superior Court. The final report analyzes potential impacts to the groundwater basin and groundwater users based on predictive modeling presented by the parties’ experts, and concludes, among other things, that the slant well pumping is not expected to materially impact MCWD’s water rights, or its ability to draw water from its wells. The report also finds that although some harm to the groundwater basin may occur in the form of increased seawater intrusion and lowering of groundwater levels, any such harm should be balanced against the benefits of the project, and could be avoided or remedied by a physical solution. Trial commenced on November 12, 2025, and is expected to continue into the first quarter of 2026.
Regional Water Quality Control Board Approval of NPDES Permit Amendment
A requirement of the desalination plant that is a key component of the Water Supply Project is the discharge of brine through Monterey One Water’s outfall. As a condition to Cal Am’s coastal development permit, an amendment of a NPDES permit must be obtained by Monterey One Water as the outfall owner from the Regional Water Quality Control Board (the “RWQCB”). The RWQCB must also determine that the proposed brine discharge complies with the desalination facility requirements under the California Ocean Plan. Working in cooperation with Monterey One Water staff and consultants, Cal Am prepared an application for submission to the RWQCB, which application and submission were approved by Monterey One Water's board in September 2024. Following submission of the application to amend the relevant NPDES permit to the RWQCB, Cal Am’s and Monterey One Water’s consultants developed a less environmentally impactful alternative that reduces the number of outfall modifications required to accommodate brine discharge. The alternatives analysis was approved by Monterey One Water’s board on June 30, 2025, and was submitted to the RWQCB on July 1, 2025.
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
In July 2020, Cal Am appealed the grant of summary judgment on MCWD’s tort claims, and in December 2022, the trial court’s decision was reversed on appeal with instructions to vacate its prior orders granting MCWD’s motions for summary judgment and to enter new orders denying the motions. In February 2023, MCWD filed a petition for review of the appellate decision with the California Supreme Court, which was denied in March 2023. In June 2024, MCWD filed a motion for judgment on the pleadings. In December 2024, the court granted MCWD’s motion without leave to amend, dismissing all of Cal Am’s remaining claims. On February 27, 2025, Cal Am and MCWRA each filed a Notice of Appeal of the trial court’s decision. This matter remains pending.
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
In December 2023, the Monterey County Superior Court issued a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey system assets) and, if requested, to re-hear the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. As a result, the LAFCO denial has been nullified and LAFCO will be required to hold another hearing on the MPWMD’s application. In February 2024, each of Cal Am and LAFCO filed a notice of appeal with the California Court of Appeal regarding the Monterey County Superior Court’s decision to issue the writ of mandate, and the MPDMD filed a notice of cross-appeal. This matter remains pending.
MPWMD Condemnation Action
Separate from the proceedings related to the MPWMD’s application with LAFCO, the MPWMD notified Cal Am in October 2022 of a decision to appraise the Monterey system assets and requested access to a number of Cal Am’s properties and documents to assist the MPWMD with such an appraisal. Cal Am responded shortly thereafter, denying the request for access, and stating that the MPWMD does not have the right to appraise Cal Am’s system without LAFCO approval to become a retail water provider. In April 2023, Cal Am rejected an offer by the MPWMD to purchase the Monterey system assets for $448.8 million. Over the written and oral objections of Cal Am, at a hearing held in October 2023, the MPWMD adopted a resolution of necessity to authorize it to file an eminent domain lawsuit with respect to the Monterey system assets.

In December 2023, the MPWMD filed a lawsuit against Cal Am in Monterey County Superior Court seeking to condemn the Monterey system assets. In February 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s eminent domain lawsuit seeking to condemn Cal Am’s Monterey system assets. Cal Am’s motion asserted that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. In November 2024, the court issued a ruling denying Cal Am’s motion to dismiss, and Cal Am filed its answer to the complaint in December 2024. On August 20, 2025, Cal Am filed a motion for summary judgment as to the MPWMD’s condemnation action, alleging that without LAFCO approval, the MPWMD does not have legal authority to pursue eminent domain. On the same date, the MPWMD filed a motion for summary adjudication of the same issue, arguing that LAFCO approval is not required to proceed with its condemnation action. By orders dated December 29, 2025, the court denied both motions. This lawsuit remains pending.
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
On June 2, 2017, a complaint captioned Jeffries, et al. v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of residents and business owners who lost water service or pressure as a result of the Dunbar main break. The complaint alleged breach of contract by WVAWC for failure to supply water, violation of West Virginia law regarding the sufficiency of WVAWC’s facilities and negligence by WVAWC in the design, maintenance and operation of the water system. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier.
Trial in this matter had been scheduled, but before trial commenced, the parties notified the Circuit Court that an agreement in principle to settle this litigation was reached. On May 2, 2025, the parties jointly filed with the Circuit Court a proposed class action settlement agreement (the “Dunbar Settlement”) with respect to the certified liability claims. On September 12, 2025, the Circuit Court issued an order granting final approval of the Dunbar Settlement. Under the terms of the approved Dunbar Settlement, WVAWC has not admitted, and will not admit, any fault or liability for any of the allegations made by the Jeffries plaintiffs. The maximum pre-tax amount of the Dunbar Settlement is approximately $18 million, of which the final amount of the Company’s and WVAWC’s contributions to the Dunbar Settlement is approximately $5 million (which have been funded through existing sources of liquidity), and the remainder has been contributed by certain of the Company’s general liability insurance carriers. The Company previously recorded in the fourth quarter of 2024 a charge to earnings, net of insurance receivables, of $5 million ($4 million after-tax), with respect to the Dunbar Settlement. The actual total amount to be paid to claimants through the Dunbar Settlement will depend upon the claims approved through the claims process, but the Company does not currently anticipate that its maximum liability for the settlement will materially exceed $5 million. The deadline for claims submissions was August 25, 2025, and the settlement administrator is evaluating claim submissions to identify compensable claims.
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
On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and Service Company (collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC.

In January 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. In February 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. In September 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. In October 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On June 14, 2024, the court issued its written order denying the Tennessee Plaintiffs’ amended class and incorporating its denial of certification of the original residential class. On June 21, 2024, the Tennessee Plaintiffs appealed both of the court’s orders denying class certification. On December 4, 2025, the Court of Appeals of Tennessee denied the Tennessee Plaintiffs’ appeal, and on January 30, 2026, the Tennessee Plaintiffs filed an appeal with the Supreme Court of Tennessee. This matter remains pending.
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
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On March 6, 2024, the motion to transfer this complaint to the West Virginia Business Court was granted and trial and resolution judges were assigned. The Business Court has set a trial date of August 10, 2026 for this matter.
On December 20, 2023, Mountaineer Gas filed answers to each of the first three class action lawsuits, which included cross-claims against WVAWC alleging that Mountaineer Gas is without fault for the claims and damages alleged in the lawsuits and WVAWC should be required to indemnify Mountaineer Gas for any damages and for attorneys’ fees and expenses incurred by Mountaineer Gas in the lawsuits. WVAWC has filed a partial motion to dismiss certain claims in the Ruffin, Toliver, Dodson and Thomas lawsuits and a motion to dismiss the cross-claims asserted against WVAWC therein by Mountaineer Gas. Mountaineer Gas subsequently voluntarily dismissed its cross-claims. On November 14, 2025, the Plaintiffs in the Ruffin and Toliver lawsuits jointly filed a motion for class certification. On December 22, 2025, the Kanawha County Circuit Court entered a joint order setting a schedule for class certification with a hearing on the motion to be held on March 17, 2026. The Court also ordered mediation and continued the previously set February 2, 2026 trial date.
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

As of December 31, 2025, the Company has received settlement payments from defendants 3M Company and DuPont de Nemours, Inc. totaling $159 million, net of legal fees and administrative costs and exclusive of interest. The Company intends to seek regulatory approval from its respective PUCs to apply the net proceeds for the benefit of customers, where permissible. Regulatory approvals have been obtained with respect to seven of the Company’s utility subsidiaries that are parties to the MDL, and two regulatory applications have been denied. Most of the funds received by the Company are being held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL after approval or denial is received from the applicable PUCs. As of December 31, 2025, approximately $47 million of the escrowed funds, including escrow interest, has been transferred from the law firm escrow account for distribution to utility subsidiaries that have received approval. The Company anticipates that, during 2026, it may receive one or more additional settlement payments from the defendants in the MDL.
During 2025, the Company was made aware of a number of substantially similar personal injury short-form complaints that had been filed in the MDL naming, in addition to various other water providers and manufacturers, certain Company utility subsidiaries as defendants. The Company believes that the claims that had been asserted are without merit and the relevant utility subsidiaries have valid, meritorious defenses to the claims. In October 2025, all MDL personal injury complaints that the Company had been made aware of were dismissed by the plaintiffs without prejudice.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Since April 23, 2008, the Company’s common stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “AWK.” As of February 9, 2026, there were 195,208,666 shares of common stock outstanding held by approximately 1,773 record holders. Holders of the Company’s common stock are entitled to receive dividends when they are declared by its Board of Directors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements for additional information regarding the Company’s dividends.
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
From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through December 31, 2025, the Company repurchased an aggregate of 4,860,000 shares of its common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program. There were no repurchases of common stock in 2025.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements whenever they appear in this Annual Report on Form 10-K. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements,” Item 1A—Risk Factors and elsewhere in this Annual Report on Form 10-K. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings. For a discussion and analysis of the Company’s financial statements for fiscal 2024 compared to fiscal 2023, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025.
Overview
American Water is the largest and most geographically diverse, publicly-traded water and wastewater utility company in the United States, as measured by both operating revenues and population served. The Company employs approximately 7,000 professionals who provide drinking water, wastewater and other related services to approximately 14 million people in 24 states. The Company’s primary business involves the ownership of utilities that provide water and wastewater services to residential, commercial, industrial, public authority, fire service and sale for resale customers, collectively presented as the “Regulated Businesses.” The Company’s utilities operate in 14 states in the United States, with 3.6 million active customers with services provided by its water and wastewater networks. Services provided by the Company’s utilities are subject to regulation by PUCs. The Company also operates other businesses not subject to economic regulation by state PUCs that provide water and wastewater services to the U.S. government on military installations, as well as municipalities, collectively presented throughout this Annual Report on Form 10-K within “Other.” See Item 1—Business for additional information.
Financial Results
The following table provides the Company’s diluted earnings per share (GAAP) and adjusted diluted earnings per share (a non-GAAP measure):

	For the Years Ended December 31,
	2025	2024	2023
Diluted earnings per share (GAAP):
Net income attributable to shareholders	$5.69	$5.39	$4.90
Non-GAAP adjustments:
Estimated impact of favorable weather	—	(0.16)	(0.17)
Income tax impact	—	0.04	0.04
Net non-GAAP adjustment	—	(0.12)	(0.13)

Incremental interest income from amended HOS seller note	(0.13)	(0.12)	—
Income tax impact	0.03	0.03	—
Net non-GAAP adjustment	(0.10)	(0.09)	—

Transaction costs associated with the pending merger with Essential	0.07	—	—
Income tax impact	(0.02)	—	—
Net non-GAAP adjustment	0.05	—	—

Total net adjustments	(0.05)	(0.21)	(0.13)
Adjusted diluted earnings per share (non-GAAP)	$5.64	$5.18	$4.77

For the year ended December 31, 2025, diluted earnings per share (GAAP) was $5.69, an increase of $0.30 per diluted share compared to the prior year, which includes the net adjustments presented in the table above and discussed in greater detail in the “Adjustments to GAAP” section below. Excluding the net adjustments presented in the table above, adjusted diluted earnings per share (non-GAAP) was $5.64 for the year ended December 31, 2025, an increase of $0.46 per diluted share compared to the prior year. These results were driven primarily by the implementation of new rates in the Regulated Businesses from capital and acquisition investments. Results also reflect increased production and employee-related costs, increased depreciation and higher financing costs used to fund the current capital investment plan.
For the year ended December 31, 2024, diluted earnings per share (GAAP) was $5.39, an increase of $0.49 per diluted share compared to the prior year, which includes the net adjustments presented in the table above and discussed in greater detail in the “Adjustments to GAAP” section below. Excluding the net adjustments presented in the table above, adjusted diluted earnings per share (non-GAAP) was $5.18 for the year ended December 31, 2024, an increase of $0.41 per diluted share compared to the prior year. These results were driven primarily by the implementation of new rates in the Regulated Businesses from capital and acquisition investments. Results also reflect increased production and employee-related costs, increased depreciation and higher financing costs used to fund the current capital investment plan.
Adjustments to GAAP
Adjusted diluted earnings per share represents a non-GAAP financial measure and, as shown in the table above, is calculated as GAAP diluted earnings per share, excluding the impact of one or more of the following events: (i) estimated impact of weather; (ii) incremental interest income from the February 2, 2024 amendment to the HOS secured seller promissory note, which increased the aggregate principal amount from $720 million to $795 million and increased the interest rate from 7.00% per year to 10.00% per year; and (iii) transaction costs incurred during 2025 associated with the proposed merger with Essential. The most directly comparable GAAP measure for adjusted diluted earnings per share is the reported diluted earnings per share (GAAP) and is reconciled in the table above.
The Company believes that this non-GAAP measure provides investors with useful information by excluding certain matters that may not be indicative of its ongoing operating results (or, in the case of weather, that is outside the Company’s operational control and is subject to significant period-to-period variability), and that providing this non-GAAP measure will allow investors to better understand the businesses’ operating performance and facilitate a meaningful year-to-year comparison of the Company’s results of operations and without the estimated impact of weather. Although management uses this non-GAAP financial measure internally to evaluate its results of operations, the Company does not intend results reflected by this non-GAAP measure to represent results as defined by GAAP, and the reader should not consider them as indicators of performance. This non-GAAP financial measure is derived from the Company’s consolidated financial information but is not presented in the financial statements prepared in accordance with GAAP. This measure should be considered in addition to, and not as a substitute for, measures of financial performance prepared in accordance with GAAP. In addition, this non-GAAP financial measure as defined and used above, may not be comparable to similarly titled non-GAAP measures used by other companies, and, accordingly, may have significant limitations on its use.
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. In 2025, the Company invested $3.2 billion, in the Regulated Businesses, as discussed below:
•$3.2 billion capital investment in the Regulated Businesses, for infrastructure improvements and replacements; and
•$83 million to fund acquisitions in the Regulated Businesses, which added approximately 20,900 customers during 2025. This includes the Company’s acquisitions effective May 28, 2025, and October 27, 2025, of all the outstanding capital stock of Audubon Water Company and Appalachian Utilities Inc., respectively, for aggregate consideration of $11 million, in the form of shares of parent company common stock.
•Approximately 18,900 new customers were added through organic growth in existing systems.
The Company expects to invest between $19 billion to $20 billion over the next five years, and between $46 billion to $48 billion over the next 10 years, including $3.7 billion in 2026. The Company’s expected future investments include:
•capital investment for infrastructure improvements and replacements in the Regulated Businesses of between $17 billion to $17.5 billion over the next five years, and between $42 billion to $43 billion over the next 10 years; and
•growth from acquisitions in the Regulated Businesses to expand the Company’s water and wastewater customer base of between $2 billion to $2.5 billion over the next five years, and between $4 billion to $5 billion over the next 10 years.

The Company estimates the expected capital investment for infrastructure improvements in its Regulated Businesses over the next ten years will be allocated to the following purposes: infrastructure renewal 70%; resiliency 10%; water quality, including capital expenditures related to PFAS 8%; operational efficiency, technology and innovation 5%; system expansion 4%; other 3%.
Excluding the Essential Merger Agreement, as of December 31, 2025, the Company had entered into 20 agreements with a total aggregate purchase price of $582 million for pending acquisitions in the Regulated Businesses to add approximately 104,300 additional customers.
Agreement and Plan of Merger with Essential
On October 26, 2025, parent company entered into the Essential Merger Agreement to combine the two companies in a stock-for-stock transaction. The Essential Merger Agreement provides that, upon the completion of the proposed merger, Essential’s shareholders will receive 0.305 shares of parent company common stock in exchange for each share of Essential common stock eligible for exchange in the merger. Upon completion of the proposed merger, Essential will be a wholly owned subsidiary of parent company, which will retain its existing name and remain headquartered in Camden, New Jersey. The Company will continue to maintain substantial operations in Pennsylvania, including Essential’s offices in Bryn Mawr and Pittsburgh, Pennsylvania.
Completion of the proposed merger is subject to certain customary conditions, including, among others, the receipt of required approvals from all applicable PUCs on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. For the year ended December 31, 2025, $13 million of merger-related costs were included in Operation and maintenance expense in the Consolidated Statements of Operations. Including the costs incurred for the year ended December 31, 2025, the Company estimates a total of $150 million of merger-related costs will be incurred by the Company and by Essential prior to the closing of the proposed merger.
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
Other Matters
PFAS Multi-District Litigation
Several of the Company’s utility subsidiaries are parties to an MDL lawsuit, which commenced on December 7, 2018, in U.S. District Court for the District of South Carolina, against manufacturers of certain PFAS for damages, contribution and reimbursement of costs incurred and continuing to be incurred to address the presence of such PFAS in public water supply systems owned and operated by these utility subsidiaries and throughout their service areas. Settlements with several defendants in the MDL proceeding have received final approval by the MDL court.

As of December 31, 2025, the Company has received settlement payments from defendants 3M Company and DuPont de Nemours, Inc. totaling $159 million, net of legal fees and administrative costs and exclusive of interest. The Company intends to seek regulatory approval from its respective PUCs to apply the net proceeds for the benefit of customers, where permissible. Regulatory approvals have been obtained with respect to seven of the Company’s utility subsidiaries that are parties to the MDL, and two regulatory applications have been denied. Most of the funds received by the Company are being held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL after approval or denial is received from the applicable PUCs. As of December 31, 2025, the funds held in a law firm escrow account totaled $114 million and have been recorded on the Company’s Consolidated Balance Sheet within other current assets. A corresponding amount has been recorded as a regulatory liability. As of December 31, 2025, approximately $47 million of the escrowed funds, including escrow interest, has been transferred from the law firm escrow account for distribution to utility subsidiaries that have received approval. The Company anticipates that, during 2026, it may receive one or more additional settlement payments from the defendants in the MDL.
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
Environmental, Health and Safety, and Water Quality Regulation
On April 10, 2024, the EPA announced a final NPDWR for six PFAS including PFOA, PFOS, PFNA, HFPO-DA, PFHxS, and PFBS. The NPDWR for PFAS establishes MCLs, for PFAS in drinking water. Utilities will be required to complete their initial monitoring for PFAS by 2027, followed by ongoing compliance monitoring. Although the EPA has indicated their intent to extend the compliance deadline to 2031, under the current rule, utilities will be required to comply with the new MCLs by April 2029, implementing solutions to reduce PFAS levels where needed. Beginning in April 2029, utilities that exceed any of the PFAS MCLs will be required to provide notification to the public of the violation.
The Company currently estimates an investment of approximately $2 billion of capital expenditures to install additional treatment facilities in order to comply with the NPDWR for PFAS as proposed. Additionally, the Company estimates that it will incur annual operating expenses of up to approximately $50 million related to testing and treatment, with the majority of the operating expenses beginning near the April 2029 compliance deadline. The actual level of capital investment and expenses may differ from these estimates and will be dependent upon market dynamics upon implementation of solutions to comply with the NPDWR for PFAS.
On October 30, 2024, the EPA published the LCRI with a “Compliance Date” of November 1, 2027. The LCRI focus includes requirements related to (i) replacing all lead and certain galvanized service lines under a utilities control by October 30, 2037, 10 years from the Compliance Date; (ii) identifying the materials of all service lines of unknown material; (iii) improving tap sampling; (iv) lowering the lead action level; and (v) strengthening protections to reduce exposure. The Company estimates an investment of approximately $1.5 billion of capital expenditures between 2026 and 2030 related to complying with the LCRI. The Company will continue to invest thereafter in order to fully comply with the LCRI by 2037.

Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2025. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
Kentucky	December 16, 2025	$18
Hawaii	August 1, 2025	1
Iowa	August 1, 2025 (a)	13
Missouri	May 28, 2025	63
Indiana, Step Increase	May 14, 2025	17
Virginia	February 24, 2025 (b)	15
Tennessee	January 21, 2025	1
Illinois	January 1, 2025	105
California, Step Increase	January 1, 2025	17
Total general rate case authorizations		$250
(a)Interim rates of $5 million were effective May 11, 2024. The Iowa Utilities Commission issued its final order on May 21, 2025.
(b)Interim rates were effective May 1, 2024, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final order on February 24, 2025.
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective on or after January 1, 2026. The amounts include reductions for the amortization of EADIT that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
California, Attrition Increase	January 1, 2026	$14
Total general rate case authorizations		$14
On December 16, 2025, the Kentucky Public Service Commission issued a final order approving the adjustment of base rates requested in a general rate case originally filed on May 16, 2025, by the Company’s Kentucky subsidiary. The final order approved an $18 million annualized increase in water system revenues, excluding infrastructure surcharges of $10 million, based on an authorized return on equity of 9.70%, authorized rate base of $667 million and a capital structure with a common equity component of 52.26% and a non-equity component of 47.74%. The final order also terminated the Kentucky subsidiary’s Qualified Infrastructure Program (“QIP”) rider and included the costs and investments of the QIP in approved base rates. The requested annualized revenue increase was driven primarily by approximately $212 million of capital investments completed and planned by the Kentucky subsidiary from February 2025 through December 2026. The new rates were effective as of December 16, 2025.
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
On May 7, 2025, the Missouri Public Service Commission (the “MoPSC”) issued an order approving without modification the stipulation and agreement (the “Stipulation”) with respect to a general rate case filed on July 1, 2024, by the Company’s Missouri subsidiary. The Stipulation was entered into on March 17, 2025, with parties including the staff of the MoPSC and the Office of the Public Counsel. The general rate case order approves a $63 million annualized increase in water and wastewater revenues, excluding $63 million in infrastructure surcharges. The requested annualized revenue increase was driven primarily by $1.1 billion of capital investments completed by the Missouri subsidiary from January 2023 through May 2025. For purposes of the general rate case, the Missouri subsidiary’s view of its rate base is $3.2 billion, and its view as to its return on equity and common equity ratio (each of which has been determined based on the order but was not disclosed therein) is 9.75% and 50.00%, respectively. The new rates were effective May 28, 2025.
On February 24, 2025, the Virginia State Corporation Commission (the “SCC”) issued an order approving the September 19, 2024 joint “black box” settlement of the general rate case filed by the Company’s Virginia subsidiary. The general rate case order approves the stipulated $15 million annualized increase in water and wastewater revenues. Interim water and wastewater rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. The requested annualized revenue increase was driven primarily by more than $110 million of incremental capital investments made between May 2023 and April 2025. For purposes of the general rate case, the Virginia subsidiary’s view of its rate base is $369 million. The general rate case order also approved, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), a return on equity of 9.70% and a capital structure consisting of an equity component of 45.67% and a debt and other component of 54.33%, which also represents the Virginia subsidiary’s view of its return on equity and capital structure in this general rate case.
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
On January 14, 2025, the CPUC granted the Company’s California subsidiary’s request for a one-year extension of its cost of capital filing to May 1, 2026, to set its authorized cost of capital beginning January 1, 2027, and maintain its current authorized cost of capital through 2026. On November 10, 2025, the California subsidiary submitted a request to further delay by one-year its cost of capital filing and maintain the authorized cost of capital through 2027. On November 18, 2025, the CPUC granted the request for a one-year extension of the cost of capital filing to May 1, 2027, to set its authorized cost of capital beginning January 1, 2028.
On December 5, 2024, the Illinois Commerce Commission (the “ICC”) issued a final order approving the adjustment of base rates requested in a rate case originally filed on January 25, 2024, by the Company’s Illinois subsidiary. The general rate case order approved an increase of $105 million in annualized water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $5 million, based on an authorized return on equity of 9.84%, authorized rate base of $2.2 billion, and a capital structure with an equity component of 49.00% and a debt component of 51.00%. The increase was effective January 1, 2025, and is driven primarily by approximately $557 million in capital investments completed and planned by the Illinois subsidiary from January 2024 through December 2025.

On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. The 2024 rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism, and on May 23, 2025, the CPUC issued its decision denying the application for rehearing. On September 19, 2025, the California subsidiary filed a petition to modify the CPUC order received on December 5, 2024, for its general rate case originally filed on July 1, 2022. The request seeks clarification from the CPUC on the method used to calculate the Conservation Adjustment for Rate Tier Designs (“CART”), specifically for the California subsidiary’s Monterey service area. The CART is a ratemaking mechanism that allows the Company to recover, in subsequent periods, a portion of the impact on operating revenues as a result of implementing customer rates structured to promote conservation usage. On October 20, 2025, the California Public Advocate submitted a response opposing the California subsidiary’s request and stating the request should instead be addressed in the California subsidiary’s pending base rate case. On October 30, 2025, the California subsidiary filed a reply to the California Public Advocate’s response which underscored the need for clarity on the CART calculation. The California subsidiary expects resolution of the petition to modify later in 2026.
Pending General Rate Case Filings
On January 27, 2026, the Company’s Illinois subsidiary filed a request with the ICC to adjust its water and wastewater rates. The filing seeks a two-step rate increase in aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $119 million effective January 1, 2027, based on a future test year through December 31, 2027 and a capital structure with an equity component of 52.42% and a debt component of 47.58%, and (ii) approximately $15 million effective January 1, 2028, based on a future test year to include end-of-period rate base and a capital structure with an equity component of 52.74% and a debt component of 47.26%, in each case, exclusive of infrastructure surcharges. The request is driven primarily by approximately $577 million in capital investments made and to be made by the Illinois subsidiary from January 2026 through December 2027. The request must be approved by the ICC.
On January 16, 2026, the Company’s New Jersey subsidiary filed a request with the New Jersey Board of Public Utilities (the “NJBPU”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $146 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 55.18% and a debt component of 44.82%. The requested annualized incremental revenue is driven primarily by more than $1.4 billion of capital investments completed and planned by the New Jersey subsidiary through December 2026. The filing is subject to the approval of the NJBPU.
On November 14, 2025, the Company’s Pennsylvania subsidiary filed a request with the Pennsylvania Public Utility Commission (the “PaPUC”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenue of approximately $169 million, excluding projected infrastructure surcharges of approximately $19 million. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 55.33%. The requested annualized incremental revenue is driven primarily by an estimated $1.2 billion of capital investments completed or planned to be completed from June 2025 through mid-2027. The rate request is subject to approval by the PaPUC, and new rates would be expected to take effect in August 2026.
On November 3, 2025, the Company’s Virginia subsidiary filed a request with the SCC to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $22 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 51.79%. The requested annualized incremental revenue is driven primarily by more than $115 million of capital investments completed and planned by the Virginia subsidiary from May 2025 through April 2027. The filing is subject to the approval of the SCC. Interim rates will be effective May 2, 2026, with the difference between interim and final approved rates subject to refund to customers.
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

On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. On October 13, 2025, the California subsidiary filed its 100 day update for the same proceeding and updated the request to $62 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $110 million. Subsequent to the filing of the update, the California subsidiary adjusted its authorized rates effective January 1, 2026, which revised its net increase proposed for the test year 2027 to $51 million above 2026 expected revenues. The requested annualized incremental revenue is driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary through 2025 to 2028. If approved by the CPUC, the new rates would take effect on January 1, 2027. The application also requests approval of a Fixed Cost Recovery Account, which is intended to be a full decoupling mechanism that would allow the California subsidiary to recover authorized fixed costs, regardless of sales volume, while also providing incentives, via progressive conservation-oriented rate design, for customers to use water more efficiently.
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

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	November 29, 2025	$26
Pennsylvania	October 1, 2025	5
New Jersey	May 30, 2025	15
Missouri	February 7, 2025	17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge authorizations		$69
Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective on or after January 1, 2026:

(In millions)	Effective Date	Amount
Infrastructure surcharge filings by state:
Pennsylvania	January 1, 2026	$11
Illinois	January 1, 2026	5
Total infrastructure surcharge filings		$16
Pending Infrastructure Surcharge Filings
On January 20, 2026, the Company’s Indiana subsidiary filed an infrastructure surcharge proceeding requesting $15 million in additional annualized revenues.
On September 3, 2025, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $13 million in additional annualized revenues.
On June 30, 2025, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $3 million in additional annualized revenues.

Other Regulatory Matters
The PaPUC, as part of its July 22, 2024 approval of the general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023, initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case. The PaPUC concluded the investigation and issued a Root Cause Analysis Report on August 5, 2025, which found no systemic issues affecting the Pennsylvania subsidiary’s water service in the Northeastern service territory and expressed satisfaction with the Pennsylvania subsidiary’s efforts to manage water service matters. The PaPUC committed to continued monitoring of the Pennsylvania subsidiary’s service over the next three years.
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Operating revenues	$5,140	$4,684	$4,234
Operating expenses:
Operation and maintenance	2,019	1,858	1,720
Depreciation and amortization	894	788	704
General taxes	348	320	307
Other	—	—	(1)
Total operating expenses, net	3,261	2,966	2,730
Operating income	1,879	1,718	1,504
Other income (expense):
Interest expense	(615)	(523)	(460)
Interest Income	90	94	73
Non-operating benefit costs, net	16	28	32
Other, net	52	42	47
Total other income (expense)	(457)	(359)	(308)
Income before income taxes	1,422	1,359	1,196
Provision for income taxes	311	308	252
Net income attributable to common shareholders	$1,111	$1,051	$944
Segment Results of Operations
The Company’s operating segments are comprised of its businesses which generate revenue, incur expense and have separate financial information which is regularly used by the chief operating decision maker to make operating decisions, assess performance and allocate resources. The Company operates its business primarily through one reportable segment, the Regulated Businesses segment. Other primarily includes MSG, which does not meet the criteria of a reportable segment in accordance with GAAP. Other also includes corporate costs that are not allocated to the Company’s Regulated Businesses, interest income related to the secured seller promissory note from the sale of HOS, income from assets not associated with the Regulated Businesses, eliminations of inter-segment transactions and fair value adjustments related to acquisitions that have not been allocated to the Regulated Businesses segment. This presentation is consistent with how management assesses the results of these businesses. For a discussion and analysis of the Company’s financial statements for fiscal 2024 compared to fiscal 2023, please refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025.

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Operating revenues	$4,723	$4,296	$3,920
Operation and maintenance	1,642	1,517	1,441
Depreciation and amortization	883	772	693
General taxes	325	301	288
Other operating (income) expense	—	—	(1)
Other income (expense)	(415)	(339)	(269)
Provision for income taxes	321	302	259
Net income attributable to common shareholders	$1,137	$1,065	$971
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Water services:
Residential	$2,557	$2,349	$2,143
Commercial	981	885	798
Fire service	189	164	158
Industrial	195	184	167
Public and other	311	291	274
Total water services	4,233	3,873	3,540
Wastewater services:
Residential	287	245	228
Commercial	86	70	62
Industrial	10	12	8
Public and other	39	36	29
Total wastewater services	422	363	327
Other (a)	68	60	53
Total operating revenues	$4,723	$4,296	$3,920
(a)Includes other operating revenues consisting primarily of alternative revenue programs, miscellaneous utility charges, fees and rents.

	For the Years Ended December 31,
(Gallons in millions)	2025	2024	2023
Billed water services volumes:
Residential	161,270	163,583	160,921
Commercial	80,864	80,385	78,404
Industrial	36,703	37,217	36,404
Fire service, public and other	54,405	54,700	54,236
Total billed water services volumes	333,242	335,885	329,965

In 2025, as compared to 2024, operating revenues increased $427 million, primarily due to a $406 million increase from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states. In addition, operating revenues increased $49 million from water and wastewater acquisitions, as well as organic growth in existing systems. These increases were partially offset by an estimated $36 million decrease in 2025, due to warmer, drier weather compared to normal in 2024.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operating and maintenance expense:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Employee-related costs	$582	$543	$513
Production costs	483	458	438
Operating supplies and services	306	274	255
Maintenance materials and supplies	104	97	102
Customer billing and accounting	92	72	65
Other	75	73	68
Total operation and maintenance expense	$1,642	$1,517	$1,441
Employee-Related Costs

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Salaries and wages	$468	$434	$413
Group insurance	73	69	60
Pensions	5	7	9
Other benefits	36	33	31
Total employee-related costs	$582	$543	$513
In 2025, as compared to 2024, employee-related costs increased $39 million primarily due to an increase in salaries and wages due to higher employee headcount to support growth of the business and merit increases, which was partially offset by higher capitalized labor and overhead rates.
Production Costs

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Purchased water	$189	$180	$161
Purchased power	130	112	108
Chemicals	106	107	105
Waste disposal	58	59	64
Total production costs	$483	$458	$438
In 2025, as compared to 2024, production costs increased $25 million primarily from higher purchased power costs and higher purchased water costs and usage.
Operating Supplies and Services
In 2025, as compared to 2024, operating supplies and services increased $32 million primarily from higher technology related costs, higher contracted services and increased maintenance and service costs on buildings.

Customer Billing and Accounting
In 2025, as compared to 2024, customer billing and accounting increased $20 million primarily due to an increase in customer uncollectible expense.
Depreciation and Amortization
In 2025, as compared to 2024, depreciation and amortization increased $111 million primarily due to additional utility plant placed in service from capital infrastructure investments and higher depreciation rates from recent rate case orders.
General Taxes
In 2025, as compared to 2024, general taxes increased $24 million primarily due to New Jersey Gross Receipts Tax, incremental property taxes and higher capital stock taxes.
Other Income (Expense)
In 2025, as compared to 2024, other expenses increased $76 million primarily due to higher interest expense from the issuance of incremental long-term debt. Other expenses also increased due to higher net periodic pension costs. These increases were partially offset by an increase in AFUDC in 2025.
Provision for Income Taxes
In 2025, as compared to 2024, the Regulated Businesses’ provision for income taxes increased $19 million. The Regulated Businesses’ effective income tax rate was 22.0% and 22.1% for the years ended December 31, 2025 and 2024, respectively.
Other
Presented in the table below is information for Other:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Operating revenues	$417	$388	$314
Operation and maintenance	377	341	279
Depreciation and amortization	11	16	11
General taxes	23	19	19
Interest expense	(141)	(107)	(96)
Interest income	85	77	45
Other income	14	10	12
Provision for (benefit from) income taxes	(10)	6	(7)
Net loss attributable to common shareholders	$(26)	$(14)	$(27)
Operating Revenues
In 2025, as compared to 2024, operating revenues increased $29 million from an increase in capital projects to provide water and wastewater services to military installations and municipal customers.

Operation and Maintenance
Presented in the table below is information regarding the main components of Other’s operating and maintenance expense:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Operating supplies and services	$234	$195	$150
Maintenance materials and supplies	22	27	29
Employee-related costs	105	101	85
Production costs	11	10	9
Other	5	8	6
Total operation and maintenance expense	$377	$341	$279
Operating Supplies and Services
In 2025, as compared to 2024, operating supplies and services increased $39 million primarily due to increased costs associated with projects to provide water and wastewater services to military installations and municipal customers and $13 million of merger-related costs from the Essential Merger Agreement.
Interest Expense
In 2025, as compared to 2024, interest expense increased $34 million primarily due to higher average commercial paper borrowings.
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
Legislative Updates
During 2025, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and/or is effective as of February 18, 2026:
•California passed Senate Bill 219, which amends the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act, to allow the California Air Resources Board until July 1, 2025, to issue implementing regulations, including reporting requirements for Scope 3 emissions. Legislation was signed by the Governor on September 27, 2024, and became effective January 1, 2025.
•Virginia passed Senate Bill 850, which would permit a water or wastewater utility to petition the SCC for the approval of an eligible infrastructure replacement and enhancement plan and accompanying recovery mechanism that allows for recovery of eligible infrastructure costs outside of a base rate case. Legislation was signed by the Governor on March 24, 2025, and became effective on July 1, 2025.
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

Liquidity and Capital Resources
The Company uses its capital resources, including cash, primarily to (i) fund operating and capital requirements, (ii) pay interest and meet debt maturities, (iii) pay dividends, (iv) fund acquisitions, (v) fund pension and postretirement benefit obligations, and (vi) to pay federal income taxes. The Company invests a significant amount of cash on regulated capital projects where it expects to earn a long-term return on investment. Additionally, the Company operates in rate regulated environments in which the amount of new investment recovery may be limited, and where such recovery generally takes place over an extended period of time, and certain capital recovery is also subject to regulatory lag. See Item 1—Business—Regulated Businesses—Regulation and Rate Making for additional information. The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the next five years through a combination of long-term debt and equity issuances, in addition to the remaining proceeds from the sale of HOS, all of which were received as of February 13, 2026. See Note 5—Mergers, Acquisitions and Divestitures—Secured Seller Promissory Note from the Sale of Homeowner Services Group, in the Notes to Consolidated Financial Statements for additional information. If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
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
If these unfavorable business, market, financial and other conditions deteriorate to the extent that the Company is no longer able to access the commercial paper and/or capital markets on reasonable terms, AWCC has access to an unsecured revolving credit facility. The Company’s revolving credit facility provides $2.75 billion in aggregate total commitments from a diversified group of financial institutions. AWCC’s revolving credit facility is used principally to support its commercial paper program, to provide additional liquidity support, and to provide a sub-limit for the issuance of up to $150 million in letters of credit. The maximum aggregate principal amount of short-term borrowings authorized for issuance under AWCC’s commercial paper program is $2.60 billion. The termination date of the credit agreement with respect to AWCC’s revolving credit facility is October 26, 2029. Subject to satisfying certain conditions, the credit agreement permits AWCC to increase the maximum commitment by up to an aggregate of $500 million. As of December 31, 2025, AWCC had no outstanding borrowings and $84 million of outstanding letters of credit under its revolving credit facility, with $1.1 billion available to fulfill its short-term liquidity needs and to issue letters of credit.
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

Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Net income	$1,111	$1,051	$944
Add (less):
Depreciation and amortization	894	788	704
Deferred income taxes and amortization of investment tax credits	135	156	208
Other non-cash activities (a)	19	62	(9)
Changes in assets and liabilities (b)	(51)	40	76
Pension and non-pension postretirement benefit contributions	(49)	(52)	(49)
Net cash provided by operating activities	$2,059	$2,045	$1,874
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net.
(b)Changes in assets and liabilities include changes to receivables and unbilled revenues, income tax receivable, accounts payable and accrued liabilities, accrued taxes and other assets and liabilities, net.
In 2025, cash flows provided by operating activities increased $14 million, primarily due to an increase in net income and depreciation, partially offset by the payment of CAMT liability, utilization of income tax receivables in the prior year and higher customer receivables and unbilled revenues in the current period.
The Company expects to make pension contributions to the plan trusts of $44 million in 2026. Actual amounts contributed could change materially from this estimate as a result of changes in assumptions and actual investment returns, among other factors.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Capital expenditures	$(3,126)	$(2,856)	$(2,575)
Acquisitions, net of cash acquired	(71)	(417)	(81)
Removal costs from property, plant and equipment retirements, net	(175)	(152)	(159)
Purchases of available-for-sale fixed-income securities	(46)	(135)	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	109	181	—
Net cash used in investing activities	$(3,309)	$(3,379)	$(2,815)
In 2025, cash flows used in investing activities decreased $70 million primarily as a result of decreased payments for acquisitions, partially offset by increased payments for capital expenditures in 2025. The Company continues to invest across all infrastructure categories, mainly replacement and renewal of transmission and distribution and services, meter and fire hydrants infrastructure in the Company’s Regulated Businesses, as discussed below.
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

Presented in the table below is a summary of the Company’s capital expenditures by category:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Transmission and distribution	$1,023	$882	$922
Treatment and pumping	438	305	322
Services, meter and fire hydrants	833	805	652
General structure and equipment	416	425	333
Sources of supply	121	163	88
Wastewater	295	276	258
Total capital expenditures	$3,126	$2,856	$2,575
In 2025, the Company’s capital expenditures increased $270 million due to an increase across most infrastructure categories.
The Company also grows its business through acquisitions of water and wastewater systems. These acquisitions are generally located in geographic proximity to the Company’s existing Regulated Businesses and support continued geographical diversification and growth of its operations. Generally, acquisitions are funded initially with short-term debt, and later refinanced with long-term financing. During 2025, the Company paid $71 million to fund acquisitions, including deposits for pending acquisitions. The Company closed on 18 acquisitions of various regulated water and wastewater systems during 2025, which added approximately 20,900 water and wastewater customers.
As previously noted, over the next five years the Company expects to invest between $19 billion to $20 billion, with $17 billion to $17.5 billion for infrastructure improvements in the Regulated Businesses, and the Company expects to invest between $46 billion to $48 billion over the next 10 years. In 2026, the Company expects to invest $3.7 billion, consisting of infrastructure improvements and acquisitions in the Regulated Businesses.
Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Proceeds from long-term debt, net of discount	$1,781	$1,437	$1,264
Repayments of long-term debt	(664)	(475)	(282)
Net proceeds from common stock financing	—	—	1,688
Net short-term borrowings (repayments) with maturities less than three months	709	700	(996)
Debt issuance costs	(17)	(14)	(16)
Dividends paid	(633)	(585)	(532)
Other financing activities, net (a)	73	47	62
Net cash provided by financing activities	$1,249	$1,110	$1,188
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
In 2025, cash flows provided by financing activities increased $139 million, primarily due to higher issuances of long-term debt and higher short-term commercial paper borrowings in the current year. These increases were partially offset by higher repayments of long-term debt and dividend payments in the current year.

The Company’s financing activities are primarily focused on funding regulated infrastructure expenditures, regulated acquisitions and payment of dividends. These activities included the issuance of long-term and short-term debt, primarily through AWCC and equity issuances from parent company. Based on the needs of the Regulated Businesses and the Company, AWCC may borrow funds or issue its debt in the capital markets and then, through intercompany loans, provide those borrowings to the Regulated Businesses and parent company. The Regulated Businesses and parent company are obligated to pay their portion of the respective principal and interest to AWCC, in the amount necessary to enable AWCC to meet its debt service obligations. Parent company’s borrowings are not a source of capital for the Regulated Businesses, therefore, parent company is not able to recover the interest charges on its debt through regulated water and wastewater rates. As of December 31, 2025, AWCC has made long-term fixed rate loans and short-term loans to the Regulated Businesses amounting to $10.7 billion. Additionally, as of December 31, 2025, AWCC has made long-term fixed rate loans and short-term loans to parent company amounting to $4.0 billion.
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
As of December 31, 2025, the Company did not receive any proceeds from the sale of its common stock connected to the Forward Sale Agreements. The Company estimates that it will receive total net proceeds of approximately $1,131 million, before deducting estimated offering expenses, subject to the price adjustment and other provisions of the Forward Sale Agreements, in the event of full physical settlement of all of the Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements will be classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.
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
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of the Notes. AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. See Note 11—Long-Term Debt in the Notes to Consolidated Financial Statements for additional information.
One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as treasury lock agreements. The Company also reduces exposure to interest rates by managing commercial paper and debt maturities. The Company (through AWCC) does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by dealing only with leading, creditworthy financial institutions, having long-term credit ratings of “A-” or better.
As of December 31, 2025, the Company had entered into six treasury lock agreements, with a term of 10 years or 30 years and an aggregate notional amount totaling $200 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in June 2026 and September 2026 and have an average fixed interest rate of 4.47%. In February 2026, the Company entered into four treasury lock agreements, with a term of 10 years or 30 years and an aggregate notional amount totaling $150 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in June 2026 and September 2026 and have an average fixed interest rate of 4.62%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.

In May 2025 and August 2025, the Company terminated a total of 11 treasury lock agreements, designated as cash flow hedges, with a term of 30 years and an aggregate notional amount totaling $450 million, realizing a pre-tax net gain of $13 million, recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a 30-year period, in accordance with the tenor of the notes issued on August 8, 2025.
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
No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2025, 2024 or 2023.
In February 2024, parent company and AWCC filed with the SEC a universal shelf registration statement that enables the Company to meet its capital needs through the offer and sale to the public from time to time of an unlimited amount of various types of securities, including American Water common stock, preferred stock, and other equity and hybrid securities, and AWCC debt securities, all subject to market conditions and demand, general economic conditions, and as applicable, rating status. The shelf registration statement will expire in February 2027. During 2025 and 2024, $1.7 billion and $1.4 billion, respectively, of debt securities were issued under this registration statement. During 2025, under this registration statement, parent company entered into the Forward Sale Agreements with an aggregate of 8,098,592 shares of its common stock at an initial forward price of $139.657 per share for an estimated aggregate net proceeds of approximately $1,131 million. During 2023, under a predecessor registration statement, parent company issued 12,650,000 shares of its common stock for aggregate net proceeds of approximately $1,688 million.
Presented in the table below are the issuances of long-term debt in 2025:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC (a)	Senior notes—fixed rate	5.25%	5.25%	2035	$800
AWCC (a)	Senior notes—fixed rate	5.70%	5.70%	2055	900
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-3.71%	2.30%	2028-2057	89
Total issuances					$1,789
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness. See “—Issuer and Guarantor of Senior Notes” below.
Presented in the table below are the retirements and redemptions of long-term debt in 2025 through sinking fund provisions, optional redemption, payment at maturity or settlement:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount (in millions)
AWCC	Senior notes—fixed rate	3.40%	3.40%	2025	$525
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	0.37%	2025-2061	145
Other American Water subsidiaries	Mortgage bonds—fixed rate	8.15%-8.58%	8.23%	2025	21
Total retirements and redemptions					$691
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
Presented in the tables below are the aggregate credit facility commitments, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2025
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,590)	(84)	(1,674)
Remaining availability as of December 31, 2025	$1,010	$66	$1,076
(a)Total remaining availability of $1.1 billion as of December 31, 2025, was accessible through revolver draws.

	2024
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2025 and 2024:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of December 31, 2025	$98	$1,076	$1,174
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
The weighted average interest rate on AWCC’s outstanding short-term borrowings was approximately 3.89% and 4.65%, for the years ended December 31, 2025 and 2024, respectively.
Capital Structure
Presented in the table below is the percentage of the Company’s capitalization represented by the components of its capital structure as of December 31:

	2025	2024	2023
Total common shareholders’ equity	40.6%	42.4%	44.2%
Long-term debt and redeemable preferred stock at redemption value	47.9%	51.4%	52.9%
Short-term debt and current portion of long-term debt	11.5%	6.2%	2.9%
Total	100%	100%	100%
The change in the capital structure mix in 2025 was mainly attributable to the increase in short-term commercial paper borrowings and the increase in long-term debt.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On December 31, 2025, the Company’s ratio was 0.59 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of February 18, 2026, as issued by Moody’s Ratings on January 29, 2026, and S&P Global Ratings on June 6, 2025:

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
Regulation and Regulatory Accounting
The Company’s regulated utilities are subject to regulation by PUCs and, as such, the Company follows the authoritative accounting principles required for rate regulated utilities, which requires the Company to reflect the effects of rate regulation in its Consolidated Financial Statements. Use of this authoritative guidance is applicable to utility operations that meet the following criteria: (i) third-party regulation of rates; (ii) cost-based rates; and (iii) a reasonable assumption that rates will be set to recover the estimated costs of providing service, plus a return on net investment, or rate base. As of December 31, 2025, the Company concluded that the operations of its utilities met the criteria.

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
As of December 31, 2025 and 2024, the Company’s regulatory asset balance was $1.2 billion, and its regulatory liability balance was $1.4 billion. See Note 3—Regulatory Matters in the Notes to Consolidated Financial Statements for further information regarding the Company’s significant regulatory assets and liabilities.
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

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including changes in income tax laws, the Company’s forecasted financial condition and results of operations, failure to successfully implement tax planning strategies and recovery of taxes through the regulatory process for the Regulated Businesses, as well as results of audits and examinations of filed tax returns by taxing authorities. The resulting tax balances as of December 31, 2025 and 2024, are appropriately accounted for in accordance with the applicable authoritative guidance; however, the ultimate outcome of tax matters could result in favorable or unfavorable adjustments to the Consolidated Financial Statements and such adjustments could be material. See Note 14—Income Taxes in the Notes to Consolidated Financial Statements for additional information regarding income taxes.
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
The discount rate assumption, which is determined for the pension and postretirement benefit plans independently, is subject to change each year, consistent with changes in applicable high-quality, long-term corporate bond indices. The Company uses an approach that approximates the process of settlement of obligations tailored to the plans’ expected cash flows by matching the plans’ cash flows to the coupons and expected maturity values of individually selected bonds. For each plan, the discount rate was developed as the level equivalent rate that would yield the same present value as using spot rates aligned with the projected benefit payments. The weighted-average discount rate assumption for determining pension benefit obligations was 5.54%, 5.70% and 5.18% at December 31, 2025, 2024 and 2023, respectively. The weighted-average discount rate assumption for determining other postretirement benefit obligations was 5.46%, 5.69% and 5.22% at December 31, 2025, 2024 and 2023, respectively.
In selecting an EROA, the Company considered tax implications, past performance and economic forecasts for the types of investments held by the plans. The weighted-average EROA assumption used in calculating pension cost was 6.63% for 2025, 6.73% for 2024 and 6.79% for 2023. The weighted-average EROA assumption used in calculating other postretirement benefit costs was 5.00% for 2025, 5.00% for 2024 and 5.00% for 2023.

Presented in the table below are the allocations of the pension plan assets by asset category:

	2026 Target Allocation	Percentage of Plan Assets as of December 31,
Asset Category		2025	2024
Equity securities	38%	45%	44%
Fixed income	62%	55%	56%
Total	100%	100%	100%
Presented in the table below are the allocations of the other postretirement benefit plan assets by asset category:

	2026 Target Allocation (a)	Percentage of Plan Assets as of December 31,
Asset Category		2025	2024
Equity securities	27%	35%	34%
Fixed income	73%	65%	66%
Total	100%	100%	100%
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
In selecting a rate of compensation increase, the Company considers past experience in light of movements in inflation rates. The Company’s rate of compensation increase was 3.45% for 2025 and 3.51% for both 2024 and 2023.
In selecting health care cost trend rates, the Company considers past performance and forecasts of increases in health care costs. As of January 1, 2025, the Company’s health care cost trend rate assumption used to calculate the periodic benefit cost was 6.50% in 2025 gradually declining to 5.00% in 2031 and thereafter. As of December 31, 2025, the Company projects that medical inflation will be 7.00% in 2026 gradually declining to 5.00% in 2032 and thereafter.
The Company will use a weighted-average discount rate and EROA of 5.54% and 6.63%, respectively, for estimating its 2026 pension costs. Additionally, the Company will use a weighted-average discount rate and EROA of 5.46% and 5.00%, respectively, for estimating its 2026 other postretirement benefit costs. A decrease in the discount rate or the EROA would increase the Company’s pension expense. The Company’s 2025 pension and postretirement total net benefit cost was $1 million and the 2024 pension and postretirement total net benefit credit was $3 million. The Company expects to make pension contributions to the plan trusts of $44 million in 2026; however, the actual amounts contributed could change materially from this estimate. The assumptions are reviewed annually and at any interim re-measurement of the plan obligations. The impact of assumption changes is reflected in the recorded pension and postretirement benefit amounts as they occur, or over a period of time if allowed under applicable accounting standards.
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
Increases or decreases in the volumes delivered to customers and rate mix due to changes in usage patterns in customer classes in the period could be significant to the calculation of unbilled revenue. In addition, changes in the timing of meter reading schedules and the number and type of customers scheduled for each meter reading date would also have an effect on the unbilled revenue calculation. Unbilled revenue for the Company’s regulated utilities as of December 31, 2025 and 2024 was $249 million and $219 million, respectively.

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
The Company also has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues or other long-term assets, with billings in excess of revenues recorded as other current or long-term liabilities until the recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. Unbilled revenue within Other as of December 31, 2025 and 2024, was $184 million and $96 million, respectively.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk associated with changes in commodity prices, equity prices and interest rates. The Company is exposed to risks from changes in interest rates as a result of its issuance of variable and fixed rate debt and commercial paper. The Company manages its interest rate exposure by limiting its variable rate exposure and by monitoring the effects of market changes in interest rates. The Company also has the ability to enter into financial derivative instruments, which could include instruments such as, but not limited to, interest rate swaps, forward starting swaps and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. As of December 31, 2025, a hypothetical 1% increase in average interest rates applied to the Company’s short-term borrowing balances throughout 2025 would result in an increased annual interest expense of approximately $12 million.
As of December 31, 2025, the Company had entered into six treasury lock agreements, with a term of 10 years or 30 years and an aggregate notional amount totaling $200 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in June 2026 and September 2026 and have an average fixed rate of 4.47%. When entering into treasury locks, the Company is subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the treasury locks. The Company manages market risk by matching the terms of the treasury locks with the critical terms of the expected debt issuance. The fair value of the treasury locks at December 31, 2025, was in a gain position of $2 million. A hypothetical 1% adverse change in interest rates would result in a decrease in the fair value of the treasury locks to a loss position of approximately $21 million at December 31, 2025.

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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of American Water Works Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Accounting for the Effects of Rate Regulation
As described in Notes 2 and 3 to the consolidated financial statements, the Company’s consolidated regulatory assets and liabilities balances were $1,154 million and $1,440 million, respectively, as of December 31, 2025. The Company’s regulated utilities are subject to regulation by multiple state utility commissions and the Company follows authoritative accounting principles required for rate regulated utilities, which requires the effects of rate regulation to be reflected in the Company’s consolidated financial statements. As disclosed by management, for each regulatory jurisdiction where the Company conducts business, the Company assesses, at the end of each reporting period, whether the regulatory assets continue to meet the criteria for probable future recovery and regulatory liabilities continue to meet the criteria for probable future settlement. This assessment includes consideration of factors such as changes in regulatory environments, recent rate orders (including recent rate orders on recovery of a specific or similar incurred cost to other regulated entities in the same jurisdiction) and the status of any pending or potential legislation.
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
February 18, 2026
We have served as the Company’s auditor since 1948.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Property, plant and equipment	$37,955	$35,059
Accumulated depreciation	(7,379)	(7,021)
Property, plant and equipment, net	30,576	28,038
Current assets:
Cash and cash equivalents	98	96
Restricted funds	21	29
Accounts receivable, net of allowance for uncollectible accounts of $58 and $53, respectively	395	416
Income tax receivable	9	25
Unbilled revenues	433	315
Materials and supplies	112	103
Secured seller promissory note from the sale of the Homeowner Services Group	795	—
Other	328	231
Total current assets	2,191	1,215
Regulatory and other long-term assets:
Regulatory assets	1,132	1,150
Secured seller promissory note from the sale of the Homeowner Services Group	—	795
Operating lease right-of-use assets	85	89
Goodwill	1,156	1,144
Other	302	399
Total regulatory and other long-term assets	2,675	3,577
Total assets	$35,442	$32,830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets
(In millions, except share and per share data)

	December 31, 2025	December 31, 2024
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,605,170 and 200,371,701 shares issued, respectively)	$2	$2
Paid-in-capital	8,642	8,598
Retained earnings	2,575	2,112
Accumulated other comprehensive income	6	12
Treasury stock, at cost (5,428,008 and 5,451,216 shares, respectively)	(388)	(392)
Total common shareholders' equity	10,837	10,332
Long-term debt	12,777	12,518
Redeemable preferred stock at redemption value	3	3
Total long-term debt	12,780	12,521
Total capitalization	23,617	22,853
Current liabilities:
Short-term debt	1,588	879
Current portion of long-term debt	1,479	637
Accounts payable	378	346
Accrued liabilities	830	791
Accrued taxes	134	156
Accrued interest	140	111
Other	198	230
Total current liabilities	4,747	3,150
Regulatory and other long-term liabilities:
Advances for construction	435	383
Deferred income taxes and investment tax credits	3,190	2,881
Regulatory liabilities	1,416	1,416
Operating lease liabilities	74	76
Accrued pension expense	167	217
Other	166	277
Total regulatory and other long-term liabilities	5,448	5,250
Contributions in aid of construction	1,630	1,577
Commitments and contingencies (See Note 16)
Total capitalization and liabilities	$35,442	$32,830
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations
(In millions, except per share data)

	For the Years Ended December 31,
	2025	2024	2023
Operating revenues	$5,140	$4,684	$4,234
Operating expenses:
Operation and maintenance	2,019	1,858	1,720
Depreciation and amortization	894	788	704
General taxes	348	320	307
Other	—	—	(1)
Total operating expenses, net	3,261	2,966	2,730
Operating income	1,879	1,718	1,504
Other income (expense):
Interest expense	(615)	(523)	(460)
Interest income	90	94	73
Non-operating benefit costs, net	16	28	32
Other, net	52	42	47
Total other income (expense)	(457)	(359)	(308)
Income before income taxes	1,422	1,359	1,196
Provision for income taxes	311	308	252
Net income attributable to common shareholders	$1,111	$1,051	$944

Basic earnings per share: (a)
Net income attributable to common shareholders	$5.69	$5.39	$4.90
Diluted earnings per share: (a)
Net income attributable to common shareholders	$5.69	$5.39	$4.90
Weighted average common shares outstanding:
Basic	195	195	193
Diluted	195	195	193
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income
(In millions)

	For the Years Ended December 31,
	2025	2024	2023
Net income attributable to common shareholders	$1,111	$1,051	$944
Other comprehensive (loss) income, net of tax:
Change in employee benefit plan funded status, net of tax of $0, $0 and $(2) in 2025, 2024 and 2023, respectively	—	1	(3)
Defined benefit pension plan amortization of actuarial loss, net of tax of $0 in 2025, 2024 and 2023	1	—	4
Unrealized (loss) gain on cash flow hedges, net of tax of $(2), $9 and $0 in 2025, 2024 and 2023, respectively	(4)	39	(8)
Unrealized (loss) gain on available-for-sale fixed-income securities, net of tax of $(1), $0, $0 in 2025, 2024 and 2023, respectively	(3)	(2)	4
Net other comprehensive (loss) income	(6)	38	(3)
Comprehensive income attributable to common shareholders	$1,105	$1,089	$941
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows
(In millions)

	For the Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,111	$1,051	$944
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	894	788	704
Deferred income taxes and amortization of investment tax credits	135	156	208
Provision for losses on accounts receivable	48	31	24
Pension and non-pension postretirement benefits	1	(3)	(6)
Other non-cash, net	(30)	34	(27)
Changes in assets and liabilities:
Receivables and unbilled revenues	(145)	(107)	(56)
Income tax receivable	16	61	28
Pension and non-pension postretirement benefit contributions	(49)	(52)	(49)
Accounts payable and accrued liabilities	97	111	70
Accrued taxes	(30)	92	21
Other assets and liabilities, net	11	(117)	13
Net cash provided by operating activities	2,059	2,045	1,874
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,126)	(2,856)	(2,575)
Acquisitions, net of cash acquired	(71)	(417)	(81)
Removal costs from property, plant and equipment retirements, net	(175)	(152)	(159)
Purchases of available-for-sale fixed-income securities	(46)	(135)	—
Proceeds from sales and maturities of available-for-sale fixed-income securities	109	181	—
Net cash used in investing activities	(3,309)	(3,379)	(2,815)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	1,781	1,437	1,264
Repayments of long-term debt	(664)	(475)	(282)
Net proceeds from common stock financing	—	—	1,688
Net short-term borrowings (repayments) with maturities less than three months	709	700	(996)
Advances and contributions in aid of construction, net of refunds of $31, $33 and $25 in 2025, 2024 and 2023, respectively	67	39	60
Debt issuance costs	(17)	(14)	(16)
Dividends paid	(633)	(585)	(532)
Other, net	6	8	2
Net cash provided by financing activities	1,249	1,110	1,188
Net (decrease) increase in cash, cash equivalents and restricted funds	(1)	(224)	247
Cash, cash equivalents and restricted funds at beginning of period	140	364	117
Cash, cash equivalents and restricted funds at end of period	$139	$140	$364
Cash paid during the year for:
Interest, net of capitalized amount	$568	$483	$445
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of year end	$350	$347	$399
Acquisition financed by treasury stock	$11	$—	$—
Non-cash financing activity:
Settlements of long-term debt	$27	$—	$—
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity
(In millions, except per share data)

	Common Stock			Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value	Paid-in Capital			Shares	At Cost
Balance as of December 31, 2022	187.4	$2	$6,824	$1,267	$(23)	(5.4)	$(377)	$7,693
Net income attributable to common shareholders	—	—	—	944	—	—	—	944
Common stock issuances (a)	12.7	—	1,726	—	—	(0.1)	(11)	1,715
Net other comprehensive loss	—	—	—	—	(3)	—	—	(3)
Dividends ($2.83 declared per common share)	—	—	—	(552)	—	—	—	(552)
Balance as of December 31, 2023	200.1	$2	$8,550	$1,659	$(26)	(5.5)	$(388)	$9,797
Net income attributable to common shareholders	—	—	—	1,051	—	—	—	1,051
Common stock issuances (a)	0.3	—	48	—	—	—	(4)	44
Net other comprehensive income	—	—	—	—	38	—	—	38
Dividends ($3.06 declared per common share)	—	—	—	(598)	—	—	—	(598)
Balance as of December 31, 2024	200.4	$2	$8,598	$2,112	$12	(5.5)	$(392)	$10,332
Net income attributable to common shareholders	—	—	—	1,111	—	—	—	1,111
Common stock issuances (a)	0.2	—	44	—	—	—	(6)	38
Acquisitions via treasury stock	—	—	—	—	—	0.1	10	10
Net other comprehensive loss	—	—	—	—	(6)	—	—	(6)
Dividends ($3.31 declared per common share)	—	—	—	(648)	—	—	—	(648)
Balance as of December 31, 2025	200.6	$2	$8,642	$2,575	$6	(5.4)	$(388)	$10,837
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
The costs incurred to acquire and internally develop computer software for internal use are capitalized as a unit of property. The carrying value of these costs, net of amortization, amounted to $435 million and $398 million as of December 31, 2025 and 2024, respectively.
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
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the years ended December 31:

	2025	2024
Cash and cash equivalents	$98	$96
Restricted funds	21	29
Restricted funds included in other long-term assets	20	15
Cash and cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$139	$140
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

Seller Promissory Note
The Company’s secured seller promissory note was accounted for under Accounting Standards Codification (“ASC”) Topic 310, Receivables, and classified as held for investment and accounted for at amortized cost at the present value of consideration received for the sale of its Homeowner Services Group (“HOS”) business. Interest income from the secured seller promissory note was accrued based on the principal amount outstanding and earned over the contractual life of the loan.
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
The long-lived assets of the Company’s regulated utilities are grouped on a separate entity basis for impairment testing, as they are integrated state-wide operations that do not have the option to curtail service and generally have uniform utility tariffs. A regulatory asset is charged to earnings if and when future recovery in rates of that asset is no longer probable.
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
Advances are refundable for limited periods of time as new customers begin to receive service or other contractual obligations are fulfilled. Included in other current liabilities as of December 31, 2025 and 2024, on the Consolidated Balance Sheets are estimated refunds of $25 million and $21 million, respectively. These amounts represent expected refunds during the next 12-month period.
Advances that are no longer refundable are reclassified to contributions in aid of construction. Contributions in aid of construction are permanent collections of plant assets or cash for a particular construction project. For ratemaking purposes, the amount of such contributions generally serves as a rate base reduction since the contributions represent non-investor supplied funds.
Generally, the Company depreciates utility plant funded by contributions and amortizes its contributions in aid of construction balance as a reduction to depreciation expense, producing a result which is functionally equivalent to reducing the original cost of the utility plant for the contributions. In accordance with applicable regulatory guidelines, some of the Company’s utility subsidiaries do not amortize contributions in aid of construction, and any contribution received remains on the balance sheet indefinitely. Amortization of contributions in aid of construction was $50 million, $46 million and $40 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Other Revenue
The Company has long-term, fixed fee contracts to operate and maintain water and wastewater systems for the U.S. government on military installations and facilities owned by municipal customers. Billing and revenue recognition for the fixed fee revenues occurs ratably over the term of the contract, as customers simultaneously receive and consume the benefits provided by the Company. Additionally, these contracts allow the Company to make capital improvements to underlying infrastructure, which are initiated through separate modifications or amendments to the original contract, whereby stand-alone, fixed pricing is separately stated for each improvement. The Company has determined that these capital improvements are separate performance obligations, with revenue recognized over time based on performance completed at the end of each reporting period. Losses on contracts are recognized during the period in which the losses first become probable and estimable. Revenues recognized during the period in excess of billings on construction contracts are recorded as unbilled revenues or other long-term assets, with billings in excess of revenues recorded as other current or long-term liabilities until the revenue recognition criteria are met. Changes in contract performance and related estimated contract profitability may result in revisions to costs and revenues and are recognized in the period in which revisions are determined. See Note 4—Revenue Recognition for additional information.
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

	2025	2024	2023
Allowance for other funds used during construction	$42	$38	$41
Allowance for borrowed funds used during construction	26	21	24
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
New Accounting Standards
Presented in the table below are new accounting standards that were adopted by the Company in 2025:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Income Taxes	The guidance in this standard requires disclosure of a tax rate reconciliation table, in both percentages and reporting currency amounts, which includes additional categories of information about federal, state, and foreign income taxes and provides further details about reconciling items in certain categories that meet a quantitative threshold. The guidance also requires an annual disclosure of income taxes paid, net of refunds, disaggregated by federal, state, and foreign taxes paid, and further disaggregated by jurisdiction based on a quantitative threshold. The standard includes other disclosure requirements and eliminates certain existing disclosure requirements.	January 1, 2025	Retrospective
The Company adopted the standard as of December 31, 2025, including a recast of 2024 and 2023 information, by including additional required disclosures within the Notes to the Consolidated Financial Statements. See Note 14—Income Taxes for further details.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of December 31, 2025, recently issued accounting standards not presented below were determined to be not applicable, or not material, to the Company:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Income Statement Disaggregation	The guidance in this standard enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	Annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Induced Conversions of Convertible Debt Instruments	The guidance in this standard clarifies the requirements for determining whether to account for certain settlements of convertible debt instruments as induced conversions or extinguishments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all of the consideration issuable under the conversion privileges provided in the terms of the existing convertible debt instrument.	Annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods	Prospective, with retrospective application also permitted.	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Internal-Use Software	The guidance in this standard removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	Annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods	Prospective, with a modified transition or retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Government Grants Received by Business Entities	Introduces authoritative GAAP guidance for accounting and disclosure of government grants received by business entities, addressing the previous lack of specific guidance and reducing diversity in practice. The standard requires grants to be recognized when compliance with conditions is probable and receipt is likely, and allows presentation either as deferred income or as a reduction of related costs.	Annual periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods	Modified prospective, modified retrospective, or retrospective applications are permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
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

	Effective Date	Amount
General rate cases by state:
Kentucky	December 16, 2025	$18
Hawaii	August 1, 2025	1
Iowa	August 1, 2025 (a)	13
Missouri	May 28, 2025	63
Indiana, Step Increase	May 14, 2025	17
Virginia	February 24, 2025 (b)	15
Tennessee	January 21, 2025	1
Illinois	January 1, 2025	105
California, Step Increase	January 1, 2025	17
Total general rate case authorizations		$250
(a)Interim rates of $5 million were effective May 11, 2024. The Iowa Utilities Commission issued its final order on May 21, 2025.
(b)Interim rates were effective May 1, 2024, and the difference between interim and final approved rates were subject to refund. The Virginia State Corporation Commission issued its final order on February 24, 2025.
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective on or after January 1, 2026. The amounts include reductions for the amortization of EADIT that are generally offset in income tax expense.

	Effective Date	Amount
General rate cases by state:
California, Attrition Increase	January 1, 2026	$14
Total general rate case authorizations		$14
On December 16, 2025, the Kentucky Public Service Commission issued a final order approving the adjustment of base rates requested in a general rate case originally filed on May 16, 2025, by the Company’s Kentucky subsidiary. The final order approved an $18 million annualized increase in water system revenues, excluding infrastructure surcharges of $10 million, based on an authorized return on equity of 9.70%, authorized rate base of $667 million and a capital structure with a common equity component of 52.26% and a non-equity component of 47.74%. The final order also terminated the Kentucky subsidiary’s Qualified Infrastructure Program (“QIP”) rider and included the costs and investments of the QIP in approved base rates. The requested annualized revenue increase was driven primarily by approximately $212 million of capital investments completed and planned by the Kentucky subsidiary from February 2025 through December 2026. The new rates were effective as of December 16, 2025.
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
On May 7, 2025, the Missouri Public Service Commission (the “MoPSC”) issued an order approving without modification the stipulation and agreement (the “Stipulation”) with respect to a general rate case filed on July 1, 2024, by the Company’s Missouri subsidiary. The Stipulation was entered into on March 17, 2025, with parties including the staff of the MoPSC and the Office of the Public Counsel. The general rate case order approves a $63 million annualized increase in water and wastewater revenues, excluding $63 million in infrastructure surcharges. The requested annualized revenue increase was driven primarily by $1.1 billion of capital investments completed by the Missouri subsidiary from January 2023 through May 2025. For purposes of the general rate case, the Missouri subsidiary’s view of its rate base is $3.2 billion, and its view as to its return on equity and common equity ratio (each of which has been determined based on the order but was not disclosed therein) is 9.75% and 50.00%, respectively. The new rates were effective May 28, 2025.
On February 24, 2025, the Virginia State Corporation Commission (the “SCC”) issued an order approving the September 19, 2024 joint “black box” settlement of the general rate case filed by the Company’s Virginia subsidiary. The general rate case order approves the stipulated $15 million annualized increase in water and wastewater revenues. Interim water and wastewater rates became effective May 1, 2024, with the difference between interim and final approved rates subject to refund. The requested annualized revenue increase was driven primarily by more than $110 million of incremental capital investments made between May 2023 and April 2025. For purposes of the general rate case, the Virginia subsidiary’s view of its rate base is $369 million. The general rate case order also approved, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), a return on equity of 9.70% and a capital structure consisting of an equity component of 45.67% and a debt and other component of 54.33%, which also represents the Virginia subsidiary’s view of its return on equity and capital structure in this general rate case.
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
On January 14, 2025, the California Public Utilities Commission (the “CPUC”) granted the Company’s California subsidiary’s request for a one-year extension of its cost of capital filing to May 1, 2026, to set its authorized cost of capital beginning January 1, 2027, and maintain its current authorized cost of capital through 2026. On November 10, 2025, the California subsidiary submitted a request to further delay by one-year its cost of capital filing and maintain the authorized cost of capital through 2027. On November 18, 2025, the CPUC granted the request for a one-year extension of the cost of capital filing to May 1, 2027, to set its authorized cost of capital beginning January 1, 2028.
On December 5, 2024, the Illinois Commerce Commission (the “ICC”) issued a final order approving the adjustment of base rates requested in a rate case originally filed on January 25, 2024, by the Company’s Illinois subsidiary. The general rate case order approved an increase of $105 million in annualized water and wastewater system revenues, excluding previously recovered infrastructure surcharges of $5 million, based on an authorized return on equity of 9.84%, authorized rate base of $2.2 billion, and a capital structure with an equity component of 49.00% and a debt component of 51.00%. The increase was effective January 1, 2025, and is driven primarily by approximately $557 million in capital investments completed and planned by the Illinois subsidiary from January 2024 through December 2025.

On December 5, 2024, the CPUC approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. The 2024 rates were implemented retroactively to January 1, 2024. In addition, the CPUC denied the California subsidiary’s proposed Water Resources Sustainability Plan decoupling mechanism but approved continuation of its currently effective Annual Consumption Adjustment Mechanism. On December 12, 2024, the California subsidiary filed an application for rehearing of the CPUC’s denial of the proposed Water Resources Sustainability Plan decoupling mechanism, and on May 23, 2025, the CPUC issued its decision denying the application for rehearing. On September 19, 2025, the California subsidiary filed a petition to modify the CPUC order received on December 5, 2024, for its general rate case originally filed on July 1, 2022. The request seeks clarification from the CPUC on the method used to calculate the Conservation Adjustment for Rate Tier Designs (“CART”), specifically for the California subsidiary’s Monterey service area. The CART is a ratemaking mechanism that allows the Company to recover, in subsequent periods, a portion of the impact on operating revenues as a result of implementing customer rates structured to promote conservation usage. On October 20, 2025, the California Public Advocate submitted a response opposing the California subsidiary’s request and stating the request should instead be addressed in the California subsidiary’s pending base rate case. On October 30, 2025, the California subsidiary filed a reply to the California Public Advocate’s response which underscored the need for clarity on the CART calculation. The California subsidiary expects resolution of the petition to modify later in 2026.
Pending General Rate Case Filings
On January 27, 2026, the Company’s Illinois subsidiary filed a request with the ICC to adjust its water and wastewater rates. The filing seeks a two-step rate increase in aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $119 million effective January 1, 2027, based on a future test year through December 31, 2027 and a capital structure with an equity component of 52.42% and a debt component of 47.58%, and (ii) approximately $15 million effective January 1, 2028, based on a future test year to include end-of-period rate base and a capital structure with an equity component of 52.74% and a debt component of 47.26%, in each case, exclusive of infrastructure surcharges. The request is driven primarily by approximately $577 million in capital investments made and to be made by the Illinois subsidiary from January 2026 through December 2027. The request must be approved by the ICC.
On January 16, 2026, the Company’s New Jersey subsidiary filed a request with the New Jersey Board of Public Utilities (the “NJBPU”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $146 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 55.18% and a debt component of 44.82%. The requested annualized incremental revenue is driven primarily by more than $1.4 billion of capital investments completed and planned by the New Jersey subsidiary through December 2026. The filing is subject to the approval of the NJBPU.
On November 14, 2025, the Company’s Pennsylvania subsidiary filed a request with the Pennsylvania Public Utility Commission (the “PaPUC”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenue of approximately $169 million, excluding projected infrastructure surcharges of approximately $19 million. The request is based on a proposed return on equity of 10.95% and a capital structure with an equity component of 55.33%. The requested annualized incremental revenue is driven primarily by an estimated $1.2 billion of capital investments completed or planned to be completed from June 2025 through mid-2027. The rate request is subject to approval by the PaPUC, and new rates would be expected to take effect in August 2026.
On November 3, 2025, the Company’s Virginia subsidiary filed a request with the SCC to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $22 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 51.79%. The requested annualized incremental revenue is driven primarily by more than $115 million of capital investments completed and planned by the Virginia subsidiary from May 2025 through April 2027. The filing is subject to the approval of the SCC. Interim rates will be effective May 2, 2026, with the difference between interim and final approved rates subject to refund to customers.
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

On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. On October 13, 2025, the California subsidiary filed its 100 day update for the same proceeding and updated the request to $62 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $110 million. Subsequent to the filing of the update, the California subsidiary adjusted its authorized rates effective January 1, 2026, which revised its net increase proposed for the test year 2027 to $51 million above 2026 expected revenues. The requested annualized incremental revenue is driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary through 2025 to 2028. If approved by the CPUC, the new rates would take effect on January 1, 2027. The application also requests approval of a Fixed Cost Recovery Account, which is intended to be a full decoupling mechanism that would allow the California subsidiary to recover authorized fixed costs, regardless of sales volume, while also providing incentives, via progressive conservation-oriented rate design, for customers to use water more efficiently.
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

	Effective Date	Amount
Infrastructure surcharges by state:
New Jersey	November 29, 2025	$26
Pennsylvania	October 1, 2025	5
New Jersey	May 30, 2025	15
Missouri	February 7, 2025	17
Kentucky	January 1, 2025	2
West Virginia	January 1, 2025	4
Total infrastructure surcharge authorizations		$69
Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective on or after January 1, 2026:

	Effective Date	Amount
Infrastructure surcharge filings by state:
Pennsylvania	January 1, 2026	$11
Illinois	January 1, 2026	5
Total infrastructure surcharge filings		$16
Pending Infrastructure Surcharge Filings
On January 20, 2026, the Company’s Indiana subsidiary filed an infrastructure surcharge proceeding requesting $15 million in additional annualized revenues.
On September 3, 2025, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $13 million in additional annualized revenues.
On June 30, 2025, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $3 million in additional annualized revenues.

Other Regulatory Matters
The PaPUC, as part of its July 22, 2024 approval of the general rate case filed by the Company’s Pennsylvania subsidiary on November 8, 2023, initiated an investigation into certain reported water service and water quality issues in the Pennsylvania subsidiary’s Northeastern service territory, which reports had been provided during public input hearings convened in the general rate case. The PaPUC concluded the investigation and issued a Root Cause Analysis Report on August 5, 2025, which found no systemic issues affecting the Pennsylvania subsidiary’s water service in the Northeastern service territory and expressed satisfaction with the Pennsylvania subsidiary’s efforts to manage water service matters. The PaPUC committed to continued monitoring of the Pennsylvania subsidiary’s service over the next three years.
Regulatory Assets
Regulatory assets represent costs that are probable of recovery from customers in future rates. Approximately 50% of the Company’s total regulatory asset balance at December 31, 2025, earns a return. Presented in the table below is the composition of regulatory assets as of December 31:

	2025	2024
Removal costs recoverable through rates	$323	$356
Deferred pension expense	276	318
Customer lead line replacements	80	86
Unamortized debt expense	84	84
Regulatory balancing accounts	65	71
Programmed maintenance expense	60	57
Purchase premium recoverable through rates	49	50
Other	195	128
Total (non-current) regulatory assets	1,132	1,150
Current regulatory assets (a)	22	19
Total regulatory assets	$1,154	$1,169
(a)Current regulatory assets are included in other current assets on the Consolidated Balance Sheets.
Removal costs recoverable through rates represent costs incurred for removal of property, plant and equipment or other retirement costs.
The Company’s deferred pension expense includes a portion of the underfunded status that is probable of recovery through rates in future periods of $261 million and $304 million as of December 31, 2025 and 2024, respectively. The remaining portion is the pension expense in excess of authorized amounts which is deferred by certain subsidiaries and probable of recovery in future service rates.
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

Other regulatory assets include depreciation related costs, property tax stabilization, employee-related costs, business services project expenses, coastal water project costs, service enhancement costs, rate case expenditures and environmental remediation costs among others. These costs are deferred because the amounts are being recovered in rates or are probable of recovery through rates in future periods.
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

	2025	2024
Income taxes recovered through rates	$959	$1,016
Removal costs recovered through rates	248	245
PFAS Multi-district litigation settlements	91	—
Postretirement benefit liability	43	71
Other	75	84
Total (non-current) regulatory liabilities	1,416	1,416
Current regulatory liabilities (a)	24	—
Total regulatory liabilities	$1,440	$1,416
(a)Current regulatory liabilities, which as of December 31, 2025, primarily consisted of PFAS Multi-district litigation settlements, are included in other current liabilities on the Consolidated Balance Sheets.
Income taxes recovered through rates relate to deferred taxes that will be refunded to the Company’s customers. The enactment of the Tax Cuts and Jobs Act of 2017 required a re-measurement of the Company’s deferred income taxes. The portion of this re-measurement related to the Regulated Businesses was substantially offset by a regulatory liability as EADIT which will be used to benefit its regulated customers in future rates. All of the Company’s regulated subsidiaries are amortizing EADIT and crediting customers.
Removal costs recovered through rates are estimated costs to retire assets at the end of their expected useful lives that are recovered through customer rates over the lives of the associated assets.
PFAS Multi-district litigation settlements represent payments from litigation related to certain per- and polyfluoroalkyl substances (collectively, “PFAS”) the Company has received that the Company intends to pass back to customers, subject to regulatory approval from the PUCs. See Note 16—Commitments and Contingencies for additional information.
Postretirement benefit liability includes a portion of the over-funded status that is probable of refund through rates in future periods. The remaining portion represents prior service credits resulting from announced plan amendments which changed benefits for certain union and non-union plan participants.
Other regulatory liabilities include the pension and other postretirement benefit balancing accounts, legal settlement proceeds, deferred gains, refunds to customers related to tax overpayments, and various regulatory balancing accounts.

Note 4: Revenue Recognition
Disaggregated Revenues
Presented in the table below are operating revenues disaggregated for the year ended December 31, 2025:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$2,557	$—	$2,557
Commercial	981	—	981
Fire service	189	—	189
Industrial	195	—	195
Public and other	311	—	311
Total water services	4,233	—	4,233
Wastewater services:
Residential	287	—	287
Commercial	86	—	86
Industrial	10	—	10
Public and other	39	—	39
Total wastewater services	422	—	422
Miscellaneous utility charges	49	—	49
Alternative revenue programs	—	12	12
Lease contract revenue	—	7	7
Total Regulated Businesses	4,704	19	4,723
Other	417	—	417
Total operating revenues	$5,121	$19	$5,140
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
Contract assets of $171 million, $84 million and $95 million are included in unbilled revenues on the Consolidated Balance Sheets as of December 31, 2025, 2024 and 2023, respectively. Also, contract assets of $5 million and $39 million are included in other long-term assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively, and there were no contract assets in other long-term assets on the Consolidated Balance Sheets as of December 31, 2023. There were $175 million of contract assets added during 2025, and $122 million of contract assets were transferred to accounts receivable during 2025. There were $114 million of contract assets added during 2024, and $86 million of contract assets were transferred to accounts receivable during 2024.
Contract liabilities of $19 million, $40 million and $63 million are included in other current liabilities on the Consolidated Balance Sheets as of December 31, 2025, 2024 and 2023, respectively. Also, contract liabilities of $19 million and $14 million are included in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively, and there were no contract liabilities in other long-term liabilities on the Consolidated Balance Sheets as of December 31, 2023. There were $88 million of contract liabilities added during 2025, and $104 million of contract liabilities were recognized as revenue during 2025. There were $83 million of contract liabilities added during 2024, and $92 million of contract liabilities were recognized as revenue during 2024.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of December 31, 2025, the Company’s O&M and capital improvement contracts have RPOs. Contracts with the U.S. government for work on military installations expire between 2051 and 2073 and have RPOs of $7.4 billion as of December 31, 2025, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2031 and 2038 and have RPOs of $508 million as of December 31, 2025, as measured by estimated remaining contract revenue.
Note 5: Mergers, Acquisitions and Divestitures
Agreement and Plan of Merger with Essential Utilities, Inc.
On October 26, 2025, parent company entered into an Agreement and Plan of Merger (the “Essential Merger Agreement”) with Essential Utilities, Inc. (“Essential”) to combine the two companies in a stock-for-stock transaction. The Essential Merger Agreement provides that, upon the completion of the proposed merger, Essential’s shareholders will receive 0.305 shares of parent company common stock in exchange for each share of Essential common stock eligible for exchange in the merger. Upon completion of the proposed merger, Essential will be a wholly owned subsidiary of parent company, and parent company will retain its existing name and remain headquartered in Camden, New Jersey. The Company will continue to maintain substantial operations in Pennsylvania, including Essential’s offices in Bryn Mawr, Pennsylvania, and Pittsburgh, Pennsylvania.
Completion of the proposed merger is subject to certain customary conditions, including, among others, the receipt of required approvals from all applicable public utility commissions on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. For the year ended December 31, 2025, $13 million of merger related costs were included in Operation and maintenance expense in the Consolidated Statements of Operations.
Acquisitions - Regulated Businesses
During 2025, the Company closed on 18 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $83 million, of which $81 million was funded in 2025, and which acquisitions added approximately 20,900 water and wastewater customers. This includes the Company’s acquisition of the Audubon Water Company effective May 28, 2025, for a total consideration of $7 million, in the form of 48,381 shares of parent company common stock, net of an indemnity escrow claim, and the Company’s acquisition of Appalachian Utilities Inc. effective October 27, 2025, for a total consideration of $4 million, in the form of 25,159 shares of parent company common stock. Assets acquired from all 2025 acquisitions, principally utility plant, totaled $107 million and liabilities assumed totaled $36 million, including assumed debt of $12 million. The Company recorded goodwill of $12 million associated with six of its acquisitions, which is reported in the Company’s Regulated Businesses segment. Eight of these acquisitions were accounted for as business combinations. The preliminary purchase price allocations related to acquisitions accounted for as business combinations will be finalized once the valuation of assets acquired has been completed, no later than one year after their respective acquisition date.
During 2024, the Company closed on 13 acquisitions of various regulated water and wastewater systems for a total aggregate purchase price of $417 million, of which $415 million was funded in 2024, adding approximately 69,500 water and wastewater customers. Assets acquired from all 2024 acquisitions, principally utility plant, totaled $426 million and liabilities assumed totaled $10 million. The Company also recorded goodwill of $1 million. Seven of these acquisitions were accounted for as business combinations.
The pro forma impact of the Company’s business combinations was not material to the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023.
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

On February 2, 2024, this note was amended to increase the principal amount from $720 million to $795 million, in full satisfaction of the $75 million contingent cash payment payable under the HOS sale agreement. In addition, the interest rate payable on the secured seller note increased from 7.00% per year to 10.00% per year until maturity. As of December 31, 2025, this note was included as a current asset on the Consolidated Balance Sheets. The Company recognized $80 million, $77 million, and $50 million of interest income during the years ended December 31, 2025, 2024 and 2023, respectively, from this note. On February 13, 2026, the Company received payment of all amounts payable under the secured seller promissory note in full satisfaction of the Buyer’s obligations thereunder.
Note 6: Property, Plant and Equipment
Presented in the table below are the major classes of property, plant and equipment by category as of December 31:

	2025	2024	Range of Remaining Useful Lives	Weighted Average Useful Life
Utility plant:
Land and other non-depreciable assets	$317	$302
Sources of supply	1,252	1,124	20 to 114 years	45 years
Treatment and pumping	5,093	4,786	2 to 119 years	40 years
Transmission and distribution	15,807	14,745	15 to 128 years	65 years
Services, meters and fire hydrants	7,046	6,356	2 to 109 years	28 years
General structures and equipment	3,116	2,813	2 to 109 years	16 years
Waste collection	2,124	1,986	5 to 145 years	52 years
Waste treatment, pumping and disposal	1,530	1,425	4 to 165 years	32 years
Construction work in progress	1,548	1,359
Other plant	19	22	1 to 54 years	18 years
Total utility plant	37,852	34,918
Nonutility property	103	141	3 to 50 years	16 years
Total property, plant and equipment	$37,955	$35,059
Property, plant and equipment depreciation expense amounted to $776 million, $690 million and $617 million for the years ended December 31, 2025, 2024 and 2023, respectively, and was included in Depreciation and amortization expense in the Consolidated Statements of Operations. The provision for depreciation expressed as a percentage of the aggregate average depreciable asset balances was 2.82%, 2.73% and 2.68% for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, the Company had capital expenditures acquired on account but unpaid of $350 million and $347 million included in accrued liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
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
In October 2025, the NJEDA issued to the Company the utilization certificate for the 2023 tax credits in the amount of $15 million. In December and January 2024, the NJEDA issued to the Company the utilization certificates for the 2022 and 2021 tax credits in the amount of $15 million and $16 million, respectively. For the years ended December 31, 2025, 2024 and 2023, the Company recorded losses of $1 million, $2 million and $1 million, respectively, to Other income (expense) in the Consolidated Statements of Operations from the sale of tax credits to an external party. As of December 31, 2025, the Company had current assets of $15 million included in Other and $64 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2024 through 2028 tax credits. As of December 31, 2024, the Company had no current assets and $90 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2023 through 2028 tax credits. The Company has made the necessary annual filing for the year ended December 31, 2024, and expects to make the 2025 filing in April 2026, prior to the required filing deadline. The submitted filing is under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2024 tax credits in 2026.

Note 7: Allowance for Uncollectible Accounts
Presented in the table below are the changes in the allowances for uncollectible accounts for the years ended December 31:

	2025	2024	2023
Balance as of January 1	$(53)	$(51)	$(60)
Amounts charged to expense	(48)	(31)	(24)
Amounts written off	43	29	33
Balance as of December 31	$(58)	$(53)	$(51)
Note 8: Goodwill
Goodwill
Presented in the table below are the changes in the carrying value of goodwill for the years ended December 31, 2025 and 2024:

	Regulated Businesses		Other		Consolidated
	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Cost	Accumulated Impairment	Total Net
Balance as of January 1, 2024	$3,470	$(2,332)	$113	$(108)	$3,583	$(2,440)	$1,143
Goodwill from acquisitions	1	—	—	—	1	—	1
Balance as of December 31, 2024	$3,471	$(2,332)	$113	$(108)	$3,584	$(2,440)	$1,144
Goodwill from acquisitions	12	—	—	—	12	—	12
Balance as of December 31, 2025	$3,483	$(2,332)	$113	$(108)	$3,596	$(2,440)	$1,156
The Company completed its annual impairment testing of goodwill as of November 30, 2025, which included qualitative assessments of its Regulated Businesses and MSG reporting units. Based on these assessments, the Company determined that there were no factors present that would indicate that the fair value of these reporting units was less than their respective carrying values as of November 30, 2025.
In 2025, the Company acquired goodwill of $12 million associated with six of its acquisitions in the Regulated Businesses segment. In 2024, the Company acquired goodwill of $1 million associated with one of its acquisitions in the Regulated Businesses segment.
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
As of December 31, 2025, the Company did not receive any proceeds from the sale of its common stock connected to the Forward Sale Agreements. The Company estimates that it will receive total net proceeds of approximately $1,131 million, before deducting estimated offering expenses, subject to the price adjustment and other provisions of the Forward Sale Agreements, in the event of full physical settlement of all of the Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements will be classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.

Dividend Reinvestment and Direct Stock Purchase Plan
Under the Company’s dividend reinvestment and direct stock purchase plan (the “DRIP”), shareholders may reinvest cash common stock dividends and purchase additional shares of Company common stock, up to certain limits, through the plan administrator without paying brokerage commissions. Shares purchased by participants through the DRIP may be newly issued shares, treasury shares, or at the Company’s election, shares purchased by the plan administrator in the open market or in privately negotiated transactions. Purchases generally will be made and credited to DRIP accounts once each week. As of December 31, 2025, there were approximately 4.1 million shares available for future issuance under the DRIP.
Anti-dilutive Stock Repurchase Program
In February 2015, the Company’s Board of Directors authorized an anti-dilutive stock repurchase program, which allows the Company to purchase up to 10 million shares of its outstanding common stock from time to time over an unrestricted period of time. The Company did not repurchase shares of common stock during the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, there were 5.1 million shares of common stock available for purchase under the program.
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive loss by component, net of tax, for the years ended December 31, 2025, 2024 and 2023:

	Defined Benefit Plans			Gain (Loss) on Cash Flow Hedge	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Beginning balance as of January 1, 2023	$(93)	$1	$70	$(1)	$—	$(23)
Other comprehensive (loss) income before reclassification	(3)	—	—	(8)	4	(7)
Amounts reclassified from accumulated other comprehensive income	—	—	4	—	—	4
Net other comprehensive (loss) income	(3)	—	4	(8)	4	(3)
Ending balance as of December 31, 2023	$(96)	$1	$74	$(9)	$4	$(26)
Other comprehensive income (loss) before reclassification	1	—	—	39	(2)	38
Net other comprehensive income (loss)	1	—	—	39	(2)	38
Ending balance as of December 31, 2024	$(95)	$1	$74	$30	$2	$12
Other comprehensive (loss) income before reclassification	—	—	—	(4)	1	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	(4)	(3)
Net other comprehensive income (loss)	—	—	1	(4)	(3)	(6)
Ending balance as of December 31, 2025	$(95)	$1	$75	$26	$(1)	$6
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
During 2025, 2024 and 2023, the Company paid $633 million, $585 million and $532 million in cash dividends, respectively. Presented in the table below is the per share cash dividends paid for the years ended December 31:

	2025	2024	2023
December	$0.8275	$0.7650	$0.7075
September	$0.8275	$0.7650	$0.7075
June	$0.8275	$0.7650	$0.7075
March	$0.7650	$0.7075	$0.6550
On December 5, 2025, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.8275 per share payable on March 3, 2026, to shareholders of record as of February 10, 2026.
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
Note 10: Stock Based Compensation
The Company has granted stock units, stock awards and dividend equivalents to non-employee directors, officers and employees pursuant to the terms of the 2017 Omnibus Equity Compensation Plan (the “2017 Omnibus Plan”), approved by the Company’s shareholders in May 2017. Stock units under the 2017 Omnibus Plan generally vest based on (i) continued employment with the Company (“RSUs”), or (ii) continued employment with the Company where distribution of the shares is subject to the satisfaction in whole or in part of stated performance-based goals (“PSUs”). A total of 7.2 million shares of common stock may be issued under the 2017 Omnibus Plan. As of December 31, 2025, 5.7 million shares were available for grant under the 2017 Omnibus Plan. The 2017 Omnibus Plan provides that grants of awards may be in any of the following forms: incentive stock options, nonqualified stock options, stock appreciation rights, stock units, stock awards, other stock-based awards and dividend equivalents. Dividend equivalents may be granted only on stock units or other stock-based awards. The 2017 Omnibus Plan expires in 2027.

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
The cost of services received from employees in exchange for the issuance of restricted stock awards is measured based on the grant date fair value of the awards issued. The value of stock unit awards at the date of the grant is amortized through expense over the requisite service period. All awards granted in 2025, 2024 and 2023 are classified as equity. The Company recognizes compensation expense for stock awards over the vesting period of the award. The Company stratified its grant populations and used historic employee turnover rates to estimate employee forfeitures. The estimated rate is compared to the actual forfeitures at the end of the reporting period and adjusted as necessary. There have been no significant adjustments to the forfeiture rates during 2025, 2024 and 2023. There were no grants of stock options to employees after 2016, and there were no stock options outstanding as of December 31, 2022. Presented in the table below is the stock-based compensation expense recorded in O&M expense in the accompanying Consolidated Statements of Operations for the years ended December 31:

	2025	2024	2023
RSUs and PSUs	$30	$34	$23
Nonqualified employee stock purchase plan	2	2	2
Stock-based compensation	32	36	25
Income tax benefit	(7)	(8)	(6)
Stock-based compensation expense, net of tax	$25	$28	$19
There were no significant stock-based compensation costs capitalized during the years ended December 31, 2025, 2024 and 2023.
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
Stock Units
During 2025, 2024 and 2023, the Company granted RSUs to certain employees under the 2017 Omnibus Plan. RSUs generally vest based on continued employment with the Company over periods ranging from one to three years. The RSUs are valued at the closing price of the Company’s common stock on the date of the grant and the majority vest ratably over a three-year service period. These RSUs are amortized through expense over the requisite service period using the straight-line method.
During 2025, 2024 and 2023, the Company granted stock units to non-employee directors under the 2017 Omnibus Plan. The stock units were vested in full on the date of grant. Prior to 2024, distribution of the shares was made within 30 days of the earlier of (i) 15 months after the date of the last annual meeting of shareholders, subject to any deferral election by the director, or (ii) the participant’s separation from service. Shares of common stock are currently distributed within 30 days after the date of grant. Because these stock units vested on the grant date, the total grant date fair value was recorded in operation and maintenance expense on the grant date.
The grant date fair value of RSUs granted to certain employees and stock units granted to non-employee directors totaled $12 million, $10 million and $9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Presented in the table below is RSU and director stock unit activity for the year ended December 31, 2025:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2024	75	$131.20
Granted	95	129.42
Vested	(60)	133.39
Forfeited	(11)	127.01
Non-vested total as of December 31, 2025	99	$128.63
As of December 31, 2025, $6 million of total unrecognized compensation cost related to the non-vested RSUs is expected to be recognized over the weighted average remaining life of 1.62 years. The total fair value of stock units and RSUs vested was $8 million, $9 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
During 2025, 2024 and 2023, the Company granted PSUs to certain employees under the 2017 Omnibus Plan with grant date fair values totaling $27 million, $23 million and $28 million, respectively. The majority of PSUs vest ratably based on continued employment with the Company over the three-year performance period (the “Performance Period”). Distribution of the performance shares is contingent upon the achievement of one or more internal performance measures and, separately, a relative total shareholder return performance measure, over the Performance Period.
Presented in the table below is PSU activity for the year ended December 31, 2025:

	Shares (in thousands)	Weighted Average Grant Date Fair Value (per share)
Non-vested total as of December 31, 2024	322	$130.04
Granted	211	128.59
Vested	(74)	147.45
Forfeited	(81)	106.41
Non-vested total as of December 31, 2025	378	$130.93
As of December 31, 2025, $8 million of total unrecognized compensation cost related to the non-vested PSUs is expected to be recognized over the weighted average remaining life of 0.85 years. The total fair value of PSUs vested was $26 million, $23 million and $31 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	2025	2024	2023
Expected volatility	23.25%	22.98%	25.45%
Risk-free interest rate	4.27%	4.39%	4.31%
Expected life (years)	3.0	3.0	3.0
Grant date fair value per share	$118.29	$118.95	$168.00
The grant date fair value of PSUs that vest ratably and have market and/or performance conditions are amortized through expense over the requisite service period using the graded-vesting method.

Employee Stock Purchase Plan
The Company maintains a nonqualified employee stock purchase plan (the “ESPP”) that expires in 2027 through which employee participants (which excludes certain of the Company’s executives) may use payroll deductions to acquire Company common stock at a purchase price of 85% of the fair market value of the common stock at the end of a three-month purchase period. A total of 2.0 million shares may be issued under the ESPP, and as of December 31, 2025, there were 1.3 million shares of common stock reserved for issuance under the ESPP. The ESPP is considered compensatory. During the years ended December 31, 2025, 2024 and 2023, the Company issued approximately 84,000, 90,000 and 87,000 shares, respectively, under the ESPP.
Note 11: Long-Term Debt
The Company obtains long-term debt through AWCC primarily to fund capital expenditures of the Regulated Businesses, to repay or refinance existing long-term and short-term debt, and to lend funds to parent company to refinance debt and for other purposes. Presented in the table below are the components of long-term debt as of December 31:

	Rate	Weighted Average Rate	Maturity	2025	2024
Long-term debt of AWCC: (a)
Senior notes—fixed rate	2.30%-8.27%	4.24%	2026-2055	$12,961	$11,786
Private activity bonds and government funded debt—fixed rate	0.00%-3.88%	3.07%	2028-2045	187	187
Long-term debt of other American Water subsidiaries:
Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	2.41%	2026-2061	717	761
Mortgage bonds—fixed rate	6.35%-9.19%	7.37%	2026-2039	435	456
Mandatorily redeemable preferred stock	8.47%-9.75%	8.64%	2036	3	3
Long-term debt		4.23%		14,303	13,193
Unamortized debt discount, net (b)				(27)	(20)
Unamortized debt issuance costs				(17)	(15)
Less current portion of long-term debt				(1,479)	(637)
Total long-term debt				$12,780	$12,521
(a)This indebtedness is considered “debt” for purposes of a support agreement between parent company and AWCC, which serves as a functional equivalent of a full and unconditional guarantee by parent company of AWCC’s payment obligations under such indebtedness.
(b)Includes debt discount, net of fair value adjustments previously recognized in acquisition purchase accounting.
All mortgage bonds and $709 million of the private activity bonds and government funded debt held by the Company’s subsidiaries were collateralized as of December 31, 2025.
Long-term debt agreements contain a number of covenants that, among other things, limit, subject to certain exceptions, AWCC from issuing debt secured by the Company’s consolidated assets. Certain long-term note covenants require the Company to maintain a ratio of consolidated total indebtedness to consolidated total capitalization (each as defined in the relevant documents) of not more than 0.70 to 1.00. The ratio as of December 31, 2025, was 0.59 to 1.00. In addition, the Company has $773 million of notes which include the right to redeem the notes at par value, in whole or in part, from time to time, subject to certain restrictions, with a weighted average interest rate of 2.61%.
Presented in the table below are future sinking fund payments and debt maturities:

Amount
2026	$1,479
2027	646
2028	869
2029	938
2030	517
Thereafter	9,854

Presented in the table below are the issuances of long-term debt in 2025:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	5.25%	5.25%	2035	$800
AWCC	Senior notes—fixed rate	5.70%	5.70%	2055	900
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-3.71%	2.30%	2028-2057	89
Total issuances					$1,789
The Company incurred debt issuance costs of $17 million related to the above issuances.
Presented in the table below are the retirements and redemptions of long-term debt in 2025 through sinking fund provisions, optional redemption, payment at maturity or settlement:

Company	Type	Rate	Weighted Average Rate	Maturity	Amount
AWCC	Senior notes—fixed rate	3.40%	3.40%	2025	$525
Other American Water subsidiaries	Private activity bonds and government funded debt—fixed rate	0.00%-5.00%	0.37%	2025-2061	145
Other American Water subsidiaries	Mortgage bonds—fixed rate	8.15%-8.58%	8.23%	2025	21
Total retirements and redemptions					$691
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
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. The Notes will mature on June 15, 2026 (the “Maturity Date”), unless earlier exchanged or repurchased and are included in Current portion of long-term debt on the Consolidated Balance Sheets.
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

One of the principal market risks to which the Company is exposed is changes in interest rates. In order to manage the exposure, the Company follows risk management policies and procedures, including the use of derivative contracts such as treasury lock agreements. The Company also reduces exposure to interest rates by managing commercial paper and debt maturities. The Company (through AWCC) does not enter into derivative contracts for speculative purposes and does not use leveraged instruments. The derivative contracts entered into are for periods consistent with the related underlying exposures. The Company is exposed to the risk that counterparties to derivative contracts will fail to meet their contractual obligations. The Company minimizes the counterparty credit risk on these transactions by dealing only with leading, creditworthy financial institutions, having long-term credit ratings of “A-” or better.
As of December 31, 2025, the Company had entered into six treasury lock agreements, with a term of 10 years or 30 years and an aggregate notional amount totaling $200 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in June 2026 and September 2026 and have an average fixed interest rate of 4.47%. In February 2026, the Company entered into four treasury lock agreements, with a term of 10 years or 30 years and an aggregate notional amount totaling $150 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in June 2026 and September 2026 and have an average fixed interest rate of 4.62%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
In May 2025 and August 2025, the Company terminated a total of 11 treasury lock agreements, designated as cash flow hedges, with a term of 30 years and an aggregate notional amount totaling $450 million, realizing a pre-tax net gain of $13 million, recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a 30-year period, in accordance with the tenor of the notes issued on August 8, 2025.
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
No ineffectiveness was recognized on hedging instruments for the years ended December 31, 2025, 2024 or 2023.
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
Short-term debt consists of commercial paper borrowings totaling $1,590 million and $880 million as of December 31, 2025 and 2024, respectively, or net of discount $1,588 million and $879 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, AWCC had no outstanding borrowings under the revolving credit facility and there were no commercial paper borrowings outstanding with maturities greater than three months.

Presented in the tables below are the aggregate credit facility commitment, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each, as of December 31:

	2025
	Commercial Paper Limit	Letters of Credit	Total (a)

Total availability	$2,600	$150	$2,750
Outstanding debt	(1,590)	(84)	(1,674)
Remaining availability as of December 31, 2025	$1,010	$66	$1,076
(a)Total remaining availability of $1.1 billion as of December 31, 2025, was accessible through revolver draws.

	2024
	Commercial Paper Limit	Letters of Credit	Total (a)

Total availability	$2,600	$150	$2,750
Outstanding debt	(880)	(82)	(962)
Remaining availability as of December 31, 2024	$1,720	$68	$1,788
(a)Total remaining availability of $1.8 billion as of December 31, 2024, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of December 31, 2025 and 2024, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity

Available liquidity as of December 31, 2025	$98	$1,076	$1,174
Available liquidity as of December 31, 2024	$96	$1,788	$1,884
Presented in the table below is the short-term borrowing activity for AWCC for the years ended December 31:

	2025	2024
Average borrowings	$1,170	$161
Maximum borrowings outstanding	$1,595	$880
Weighted average interest rates, as of December 31	3.89%	4.65%
The credit facility requires the Company to maintain a ratio of consolidated debt to consolidated capitalization of not more than 0.70 to 1.00. The ratio as of December 31, 2025, was 0.59 to 1.00.
The Company does not have any material borrowings that are subject to default or prepayment as a result of a downgrading of securities, although such a downgrading could increase fees and interest charges under AWCC’s revolving credit facility.
Note 13: General Taxes
Presented in the table below are the components of general tax expense for the years ended December 31:

	2025	2024	2023
Gross receipts and franchise	$151	$140	$134
Property and capital stock	134	125	119
Payroll	43	41	38
Other general	20	14	16
Total general taxes	$348	$320	$307

Note 14: Income Taxes
Presented in the table below are the components of income tax expense for the years ended December 31:

	2025	2024	2023
Current income taxes:
State	$25	$16	$16
Federal	151	136	28
Total current income taxes	$176	$152	$44
Deferred income taxes:
State	$36	$53	$44
Federal	100	104	165
Amortization of deferred investment tax credits	(1)	(1)	(1)
Total deferred income taxes	135	156	208
Provision for income taxes	$311	$308	$252
Presented in the table below is a reconciliation between the statutory federal tax rate and the Company’s effective tax rate for the years ended December 31:

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$299	21.0%	$285	21.0%	$251	21.0%
State and local income taxes, net of federal income tax effect (a)	48	3.4%	54	4.0%	48	4.0%
Nontaxable or nondeductible items	5	0.4%	5	0.3%	4	0.3%
Change in unrecognized tax benefits	(8)	(0.6)%	2	0.2%	3	0.2%
Other adjustments:
Excess accumulated deferred income taxes	(39)	(2.8)%	(37)	(2.7)%	(51)	(4.2)%
Other	6	0.5%	(1)	(0.1)%	(3)	(0.2)%
Effective tax rate	$311	21.9%	$308	22.7%	$252	21.1%
(a)The states that made up the majority (greater than 50 percent) of the tax effect in this category were: (i) for 2025, Pennsylvania and Illinois, (ii) for 2024, Pennsylvania and California, and (iii) for 2023, Pennsylvania and Illinois.
Presented in the table below is the disaggregation of income taxes paid (refunds received), net of refunds received of $29 million, $5 million and $30 million in 2025, 2024 and 2023, respectively, for the years ended December 31:

	2025	2024	2023
Federal	$185	$—	$12
State	5	(5)	(12)
Total	$190	$(5)	$—

Income taxes paid (net of refunds received) exceeded 5% of total income taxes paid (net of refunds received) in the following states for the years ended December 31:

	2025	2024	2023
State:
Iowa	*	$(1)	*
Kentucky	*	$(2)	*
Massachusetts	*	*	$(2)
New Jersey	*	*	$(23)
Pennsylvania	*	$(1)	$13
Tennessee	*	*	$1
(*)Jurisdiction below the threshold for the period presented.
Presented in the table below are the components of the net deferred tax liability as of December 31:

	2025	2024
Deferred tax assets:
Advances and contributions	$519	$493
Tax losses and credits	215	128
Regulatory income tax assets	161	181
Pension and other postretirement benefits	31	64
Other	166	163
Total deferred tax assets	1,092	1,029
Valuation allowance	(9)	(8)
Total deferred tax assets, net of allowance	$1,083	$1,021
Deferred tax liabilities:
Property, plant and equipment	$4,021	$3,553
Deferred pension and other postretirement benefits	75	86
Other	157	244
Total deferred tax liabilities	4,253	3,883
Total deferred tax liabilities, net of deferred tax assets	$(3,170)	$(2,862)
As of December 31, 2025 and 2024, the Company had state net operating loss (“NOL”) carryforwards of $246 million and $251 million, respectively, a portion of which are offset by a valuation allowance as the Company does not believe these NOLs are more likely than not to be realized. The state NOL carryforwards generally expire in 2026 through 2045, however, certain states have adopted the federal provisions allowing for an unlimited carryforward period.
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
The Inflation Reduction Act of 2022 (the “IRA”) contains a 15% Corporate Alternative Minimum Tax (“CAMT”) provision on applicable corporations. To determine if a company is considered an applicable corporation subject to CAMT, the company’s average adjusted financial statement income (“AFSI”) for the three consecutive years preceding the tax year must exceed $1.0 billion. An applicable corporation must make several adjustments to net income when determining AFSI. A corporation paying CAMT is eligible for a future tax credit, which can be carried forward indefinitely and utilized when regular tax exceeds CAMT. Based on current guidance, the Company is an applicable corporation subject to CAMT beginning in 2024. The Company included the CAMT liability in its 2024 extension payment on April 15, 2025. As of December 31, 2025 and 2024, the Company had CAMT credit carryforwards of $200 million and $111 million, respectively. The deferred tax asset related to the CAMT credit carryforward will be realized to the extent the Company's deferred tax liabilities exceed the CAMT credit carryforward. The Company's deferred tax liabilities are expected to exceed the minimum tax credit carryforward for the foreseeable future, and therefore, no valuation allowance is required.

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
The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state or local or non-U.S. income tax examinations by tax authorities for taxable years ended December 31, 2020 and prior.
Presented in the table below are the changes in gross liability, excluding interest and penalties, for unrecognized tax benefits:

Amount
Balance as of January 1, 2023	$158
Increases in current period tax positions	27
Decreases in prior period measurement of tax positions	(37)
Balance as of December 31, 2023	$148
Increases in current period tax positions	34
Increases in prior period measurement of tax positions	21
Balance as of December 31, 2024	$203
Increases in current period tax positions	31
Decreases in prior period measurement of tax positions	(118)
Balance as of December 31, 2025	$116
If the Company sustains all of its positions as of December 31, 2025, excluding interest and penalties, there would be no impact on the Company’s effective tax rate. The Company had an immaterial amount of interest and penalties related to its tax positions as of December 31, 2025 and 2024.
Presented in the table below are the changes in the valuation allowance:

Amount
Balance as of January 1, 2023	$11
Increases in valuation allowance	—
Balance as of December 31, 2023	$11
Decreases in valuation allowance	(3)
Balance as of December 31, 2024	$8
Increases in valuation allowance	1
Balance as of December 31, 2025	$9
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
The Company uses fair value for all classes of assets in the calculation of market-related value of plan assets. As of December 31, 2025, the fair values and asset allocations of the pension plan assets include the American Water Pension Plan and the American Water Pension Plan for Certain Inactive Participants.

Presented in the tables below are the fair values and asset allocations of the pension plan assets as of December 31, 2025 and 2024, respectively, by asset category:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (a)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2025
Cash	$23	$23	$—	$—	$—	2%
Equity securities:
U.S. large cap	158	40	—	—	118	11%
U.S. small cap	32	32	—	—	—	2%
International	299	—	—	—	299	21%
Real estate fund	122	—	—	—	122	9%
REITs	7	—	—	—	7	—%
Fixed income securities:
U.S. Treasury securities and government bonds	257	194	13	—	50	19%
Corporate bonds	459	—	459	—	—	33%
Mortgage-backed securities	5	—	5	—	—	—%
Municipal bonds	18	—	18	—	—	1%
Guarantee annuity contracts	31	—	—	31	—	2%
Total	$1,411	$289	$495	$31	$596	100%

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (a)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2024
Cash	$40	$40	$—	$—	$—	3%
Equity securities:
U.S. large cap	155	29	—	—	126	11%
U.S. small cap	34	34	—	—	—	2%
International	258	—	—	—	258	19%
Real estate fund	120	—	—	—	120	9%
REITs	6	—	—	—	6	—%
Fixed income securities:
U.S. Treasury securities and government bonds	232	169	1	—	62	17%
Corporate bonds	489	—	489	—	—	35%
Mortgage-backed securities	6	—	6	—	—	—%
Municipal bonds	20	—	20	—	—	2%
Guarantee annuity contracts	32	—	—	32	—	2%
Total	$1,392	$272	$516	$32	$572	100%
(a)There were no material changes during the period for the fair value measurements using significant unobservable inputs (Level 3) for the years ended December 31, 2025 and 2024, respectively.
The Company’s 2026 target pension plan asset allocation is 38% equity securities and 62% fixed income securities. The Company’s 2025 target pension plan asset allocation was 37% equity securities and 63% fixed income securities.

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
Presented in the tables below are the fair values and asset allocations of the postretirement benefit plan assets as of December 31, 2025 and 2024, respectively, by asset category:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2025
Bargained VEBA:
Cash	$5	$5	$—	$—	$—	5%
Fixed income securities:
U.S. Treasury securities and government bonds	7	7	—	—	—	7%
Corporate bonds	85	—	85	—	—	85%
Municipal bonds	3	—	3	—	—	3%
Total bargained VEBA	$100	$12	$88	$—	$—	100%
Active VEBA:
Cash	$3	$3	$—	$—	$—	12%
Fixed income securities:
U.S. Treasury securities and government bonds	2	2	—	—	—	8%
Corporate bonds	19	—	19	—	—	76%
Municipal bonds	1	—	1	—	—	4%
Total Active VEBA	$25	$5	$20	$—	$—	100%
Non-bargained VEBA:
Cash	$3	$3	$—	$—	$—	2%
Equity securities:
U.S. large cap	46	46	—	—	—	35%
International	31	31	—	—	—	24%
Fixed income securities:
U.S. Treasury securities and government bonds	1	1	—	—	—	1%
Municipal bonds	50	—	50	—	—	38%
Total non-bargained VEBA	$131	$81	$50	$—	$—	100%
Total	$256	$98	$158	$—	$—	100%

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient	Percentage of Plan Assets as of December 31, 2024
Bargained VEBA:
Cash	$4	$4	$—	$—	$—	4%
Fixed income securities:
U.S. Treasury securities and government bonds	7	7	—	—	—	7%
Corporate bonds	83	—	83	—	—	86%
Municipal bonds	3	—	3	—	—	3%
Total bargained VEBA	$97	$11	$86	$—	$—	100%
Active VEBA:
Cash	$2	$2	$—	$—	$—	7%
Fixed income securities:
U.S. Treasury securities and government bonds	2	2	—	—	—	7%
Corporate bonds	23	—	23	—	—	82%
Municipal bonds	1	—	1	—	—	4%
Total Active VEBA	$28	$4	$24	$—	$—	100%
Non-bargained VEBA:
Cash	$3	$3	$—	$—	$—	2%
Equity securities:
U.S. large cap	46	46	—	—	—	36%
International	30	30	—	—	—	23%
Fixed income securities:
U.S. Treasury securities and government bonds	1	1	—	—	—	1%
Municipal bonds	48	—	48	—	—	38%
Total non-bargained VEBA	$128	$80	$48	$—	$—	100%
Total	$253	$95	$158	$—	$—	100%
The Company’s 2026 target postretirement benefit plan asset allocation for the Bargained VEBA and Active VEBA is 100% fixed income securities and for the Non-bargained VEBA is 60% equity securities and 40% fixed income securities. The Company’s 2025 target postretirement benefit plan asset allocation for the Bargained VEBA and Active VEBA was 100% fixed income securities and for the Non-bargained VEBA was 60% equity securities and 40% fixed income securities.
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

Benefit Obligations, Plan Assets and Funded Status
Presented in the table below is a rollforward of the changes in the benefit obligation and plan assets for the two most recent years, for all plans combined:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation as of January 1,	$1,560	$1,622	$225	$247
Service cost	15	17	2	2
Interest cost	87	83	12	12
Plan participants' contributions	—	—	3	3
Actuarial loss (gain)	35	(55)	3	(18)
Settlements	—	(2)	—	—
Gross benefits paid	(179)	(105)	(22)	(22)
Federal subsidy	—	—	1	1
Benefit obligation as of December 31,	$1,518	$1,560	$224	$225
Change in plan assets:
Fair value of plan assets as of January 1,	$1,392	$1,431	$253	$258
Actual return on plan assets	152	19	19	11
Employer contributions	46	49	3	3
Plan participants' contributions	—	—	3	3
Settlements	—	(2)	—	—
Benefits paid	(179)	(105)	(22)	(22)
Fair value of plan assets as of December 31,	$1,411	$1,392	$256	$253
Funded value as of December 31,	$(107)	$(168)	$32	$28
Amounts recognized on the balance sheet:
Noncurrent asset	$62	$51	$33	$29
Current liability	(2)	(2)	—	—
Noncurrent liability	(167)	(217)	(1)	(1)
Net amount recognized	$(107)	$(168)	$32	$28
Presented in the table below are the components of accumulated other comprehensive income and regulatory assets that have not been recognized as components of periodic benefit costs as of December 31:

	Pension Benefits		Other Benefits
	2025	2024	2025	2024
Net actuarial loss	$289	$337	$9	$13
Prior service credit	(2)	(5)	(52)	(84)
Net amount recognized	$287	$332	$(43)	$(71)

Regulatory assets (liabilities)	$261	$304	$(43)	$(71)
Accumulated other comprehensive income	26	28	—	—
Total	$287	$332	$(43)	$(71)

Presented in the tables below are the aggregate projected benefit obligation, accumulated benefit obligation and aggregate fair value of plan assets for pension plans with a projected obligation in excess of plan assets as of December 31:

	Projected Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2025	2024
Projected benefit obligation	$912	$916
Fair value of plan assets	743	697

	Accumulated Benefit Obligation Exceeds the Fair Value of Plans' Assets
	2025	2024
Accumulated benefit obligation	$849	$852
Fair value of plan assets	743	697
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
Minimum funding requirements for the qualified defined benefit pension plan are determined by government regulations and not by accounting pronouncements. The Company plans to contribute amounts at least equal to or greater than the minimum required contributions or the normal cost in 2026 to the qualified pension plans. Contributions may be in the form of cash contributions as well as available prefunding balances.
Presented in the table below is information about the expected cash flows for the pension and postretirement benefit plans:

	Pension Benefits	Other Benefits
2026 expected employer contributions:
To plan trusts	$44	$—
To plan participants	2	—
Estimated Future Benefit Payments
Presented in the table below are the net benefits expected to be paid from the plan assets or the Company’s assets:

	Pension Benefits	Other Benefits
	Expected Benefit Payments	Expected Benefit Payments	Expected Federal Subsidy Payments
2026	$119	$22	$1
2027	121	22	1
2028	121	21	1
2029	122	21	1
2030	122	20	—
2031-2035	590	88	2
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
Presented in the table below are the significant assumptions related to the pension and other postretirement benefit plans:

	Pension Benefits			Other Benefits
	2025	2024	2023	2025	2024	2023
Weighted average assumptions used to determine December 31 benefit obligations:
Discount rate	5.54%	5.70%	5.18%	5.46%	5.69%	5.22%
Rate of compensation increase	3.45%	3.51%	3.51%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				7.00% in 2026	6.50% in 2025	6.75% in 2024
				to 5.00% in 2032+	to 5.00% in 2031+	to 5.00% in 2031+
Weighted average assumptions used to determine net periodic cost:
Discount rate	5.70%	5.18%	5.58%	5.69%	5.22%	5.60%
Expected return on plan assets	6.63%	6.73%	6.79%	5.00%	5.00%	5.00%
Rate of compensation increase	3.45%	3.51%	3.51%	N/A	N/A	N/A
Medical trend	N/A	N/A	N/A	graded from	graded from	graded from
				6.50% in 2025	6.75% in 2024	7.00% in 2023
				to 5.00% in 2031+	to 5.00% in 2031+	to 5.00% in 2031+
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
The expected long-term rate of return on plan assets is based on historical and projected rates of return, prior to administrative and investment management fees, for current and planned asset classes in the plans’ investment portfolios. Assumed projected rates of return for each of the plans’ projected asset classes were selected after analyzing historical experience and future expectations of the returns and volatility of the various asset classes. Based on the target asset allocation for each asset class, the overall expected rate of return for the portfolio was developed, adjusted for historical and expected experience of active portfolio management results compared to the benchmark returns. The Company’s pension expense increases as the expected return on assets decreases. The Company used a weighted average expected return on plan assets of 6.63% to estimate its 2025 pension benefit costs, and an expected blended return based on weighted assets of 5.00% to estimate its 2025 other postretirement benefit costs.
For the years ended December 31, 2025, 2024 and 2023, the Company’s mortality assumption utilized the Pri-2012 base mortality table with the MP-2021 mortality improvement scale.

Components of Net Periodic Benefit Cost
Presented in the table below are the components of net periodic benefit costs for the years ended December 31:

	2025	2024	2023
Components of net periodic pension benefit cost (credit):
Service cost	$15	$17	$17
Interest cost	87	83	85
Expected return on plan assets	(90)	(94)	(94)
Amortization of prior service (credit) cost	(3)	(3)	(3)
Amortization of actuarial loss	21	22	13
Settlements	—	1	1
Net periodic pension benefit cost (credit)	$30	$26	$19
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	$—	$(1)	$3
Amortization of actuarial loss	(1)	—	(4)
Total recognized in other comprehensive income	(1)	(1)	(1)
Total recognized in net periodic benefit cost (credit) and other comprehensive income	$29	$25	$18
Components of net periodic other postretirement benefit (credit) cost:
Service cost	$2	$2	$2
Interest cost	12	12	14
Expected return on plan assets	(12)	(12)	(12)
Amortization of prior service credit	(31)	(31)	(31)
Amortization of actuarial loss	—	—	2
Net periodic other postretirement benefit (credit) cost	$(29)	$(29)	$(25)
Savings Plans for Employees
The Company maintains 401(k) savings plans that allow employees to save for retirement on a tax-deferred basis. Employees can make contributions that are invested at their direction in one or more funds. The Company makes matching contributions based on a percentage of an employee’s contribution, subject to certain limitations. Due to the Company’s discontinuing new entrants into the defined benefit pension plan, on January 1, 2006, the Company began providing an additional 5.25% of base pay defined contribution benefit for union employees hired on or after January 1, 2001 and non-union employees hired on or after January 1, 2006. The Company’s 401(k) savings plan expenses totaled $15 million, $15 million and $14 million for 2025, 2024 and 2023, respectively. Additionally, the Company’s 5.25% of base pay defined contribution benefit expenses totaled $19 million, $18 million and $17 million for 2025, 2024 and 2023, respectively. All of the Company’s contributions are invested in one or more funds at the direction of the employees.
Note 16: Commitments and Contingencies
Commitments have been made in connection with certain construction programs. The estimated capital expenditures required under legal and binding contractual obligations amounted to $1.5 billion as of December 31, 2025.

The Company’s regulated subsidiaries maintain agreements with other water purveyors for the purchase of water to supplement their water supply. The Company purchased $138 million, $129 million and $125 million of water under these agreements during 2025, 2024 and 2023, respectively. Presented in the table below are the future annual commitments related to minimum quantities of purchased water having non-cancelable contracts:

Amount
2026	$83
2027	77
2028	78
2029	79
2030	55
Thereafter	968
The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. See Note 4—Revenue Recognition for additional information regarding the Company’s performance obligations.
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of December 31, 2025, the Company has accrued approximately $8 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $4 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 16—Commitments and Contingencies, will not have a material adverse effect on the Company.
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
On June 2, 2017, a complaint captioned Jeffries, et al. v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County on behalf of an alleged class of residents and business owners who lost water service or pressure as a result of the Dunbar main break. The complaint alleged breach of contract by WVAWC for failure to supply water, violation of West Virginia law regarding the sufficiency of WVAWC’s facilities and negligence by WVAWC in the design, maintenance and operation of the water system. In July 2020, the Circuit Court entered an order granting the Jeffries plaintiffs’ motion for certification of a class regarding certain liability issues but denying certification of a class to determine a punitive damages multiplier.
Trial in this matter had been scheduled, but before trial commenced, the parties notified the Circuit Court that an agreement in principle to settle this litigation was reached among the parties. On May 2, 2025, the parties jointly filed with the Circuit Court a proposed class action settlement agreement (the “Dunbar Settlement”) with respect to the certified liability claims. On September 12, 2025, the Circuit Court issued an order granting final approval of the Dunbar Settlement. Under the terms of the approved Dunbar Settlement, WVAWC has not admitted, and will not admit, any fault or liability for any of the allegations made by the Jeffries plaintiffs. The maximum pre-tax amount of the Dunbar Settlement is approximately $18 million, of which the final amount of the Company’s and WVAWC’s contributions to the Dunbar Settlement is approximately $5 million (which have been funded through existing sources of liquidity), and the remainder has been contributed by certain of the Company’s general liability insurance carriers. The Company previously recorded in the fourth quarter of 2024 a charge to earnings, net of expected insurance receivables, of $5 million ($4 million after-tax), with respect to the Dunbar Settlement. The actual total amount to be paid to claimants through the Dunbar Settlement will depend upon the claims approved through the claims process, but the Company does not currently anticipate that its maximum liability will materially exceed $5 million. The deadline for claims submissions was August 25, 2025, and the settlement administrator is evaluating claim submissions to identify compensable claims.
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

On September 17, 2019, a complaint captioned Bruce, et al. v. American Water Works Company, Inc., et al. was filed in the Circuit Court of Hamilton County, Tennessee against TAWC, the Company and American Water Works Service Company, Inc. (“Service Company” and, together with TAWC and the Company, collectively, the “Tennessee-American Water Defendants”), on behalf of a proposed class of individuals or entities who lost water service or suffered monetary losses as a result of the Chattanooga incident (the “Tennessee Plaintiffs”). The complaint alleged breach of contract and negligence against the Tennessee-American Water Defendants, as well as an equitable remedy of piercing the corporate veil. In the complaint as originally filed, the Tennessee Plaintiffs were seeking an award of unspecified alleged damages for wage losses, business and economic losses, out-of-pocket expenses, loss of use and enjoyment of property and annoyance and inconvenience, as well as punitive damages, attorneys’ fees and pre- and post-judgment interest. In September 2020, the court dismissed all of the Tennessee Plaintiffs’ claims in their complaint, except for the breach of contract claims against TAWC.
In January 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. In February 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. In September 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. In October 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On June 14, 2024, the court issued its written order denying the Tennessee Plaintiffs’ amended class and incorporating its denial of certification of the original residential class. On June 21, 2024, the Tennessee Plaintiffs appealed both of the court’s orders denying class certification. On December 4, 2025, the Court of Appeals of Tennessee denied the Tennessee Plaintiffs’ appeal, and on January 30, 2026, the Tennessee Plaintiffs filed an appeal with the Supreme Court of Tennessee. This matter remains pending.
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
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On March 6, 2024, the motion to transfer this complaint to the West Virginia Business Court was granted and trial and resolution judges were assigned. The Business Court has set a trial date of August 10, 2026, for this matter.
On December 20, 2023, Mountaineer Gas filed answers to each of the first three class action lawsuits, which included cross-claims against WVAWC alleging that Mountaineer Gas is without fault for the claims and damages alleged in the lawsuits and WVAWC should be required to indemnify Mountaineer Gas for any damages and for attorneys’ fees and expenses incurred by Mountaineer Gas in the lawsuits. WVAWC has filed a partial motion to dismiss certain claims in the Ruffin, Toliver, Dodson and Thomas lawsuits and a motion to dismiss the cross-claims asserted against WVAWC therein by Mountaineer Gas. Mountaineer Gas subsequently voluntarily dismissed its cross-claims. On December 22, 2025, the Kanawha County Circuit Court entered a joint order setting a schedule for class certification with a hearing on the motion to be held on March 17, 2026. The Court also ordered mediation and continued the previously set February 2, 2026 trial date.
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
In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $324 million in aggregate costs as of December 31, 2025, related to the Water Supply Project, which includes $107 million in AFUDC.
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

Following the issuance of the coastal development permit, Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining the remaining required permits for the Water Supply Project. However, there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2025, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2026 and future years may be impacted by a number of factors, including without limitation potential recurrence of drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The Orders remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the Orders.
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

In December 2023, the Monterey County Superior Court issued a writ of mandate directing LAFCO to vacate and set aside its original denial of the MPWMD’s application to serve as a retail water provider (in conjunction with its effort to acquire the Monterey system assets) and, if requested, to re-hear the application in compliance with all applicable law. The court held that LAFCO incorrectly applied two statutory standards and noted a lack of sufficient evidence to support certain of LAFCO’s factual findings. As a result, the LAFCO denial has been nullified and LAFCO will be required to hold another hearing on the MPWMD’s application upon request. On February 8, 2024, and February 9, 2024, respectively, Cal Am and LAFCO each filed a notice of appeal with the California Court of Appeal regarding the Monterey County Superior Court’s decision to issue the writ of mandate. The MPWMD filed a notice of cross-appeal on February 15, 2024. This matter remains pending.
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
In December 2023, the MPWMD filed a lawsuit against Cal Am in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit. Cal Am’s motion asserted that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. Hearings on the motion were held on May 3, 2024, and August 23, 2024. On November 14, 2024, the court issued a final ruling denying Cal Am’s motion to dismiss. Cal Am filed its answer to the complaint on December 13, 2024. On August 20, 2025, Cal Am filed a motion for summary judgment, alleging that without LAFCO approval, the MPWMD does not have legal authority to pursue eminent domain. On the same date, the MPWMD filed a motion for summary adjudication of the same issue, arguing that LAFCO approval is not required to proceed with this action. By orders dated December 29, 2025, the court denied both motions. This lawsuit remains pending.
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
As of December 31, 2025, the Company has received settlement payments from defendants 3M Company and DuPont de Nemours, Inc. totaling $159 million, net of legal fees and administrative costs and exclusive of interest. The Company intends to seek regulatory approval from its respective PUCs to apply the net proceeds for the benefit of customers, where permissible. Regulatory approvals have been obtained with respect to seven of the Company’s utility subsidiaries that are parties to the MDL, and two regulatory applications have been denied. Most of the funds received by the Company are being held in a law firm escrow account and are awaiting distribution to the Company’s utility subsidiaries that are parties to the MDL after approval or denial is received from the applicable PUCs. As of December 31, 2025, the funds held in a law firm escrow account totaled $114 million and have been recorded on the Company’s Consolidated Balance Sheet within other current assets. A corresponding amount has been recorded as a regulatory liability. As of December 31, 2025, approximately $47 million of the escrowed funds, including escrow interest, has been transferred from the law firm escrow account for distribution to utility subsidiaries that have received approval. The Company anticipates that, during 2026, it may receive one or more additional settlement payments from the defendants in the MDL.
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

Note 17: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations for the years ended December 31:

	2025	2024	2023
Numerator:
Net income attributable to common shareholders	$1,111	$1,051	$944

Denominator:
Weighted average common shares outstanding—Basic	195	195	193
Effect of dilutive common stock equivalents	—	—	—
Effect of dilutive forward sale agreements	—	—	—
Weighted average common shares outstanding—Diluted	195	195	193
The effect of dilutive common stock equivalents is related to outstanding RSUs and PSUs granted under the Company’s 2007 Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Plan, as well as estimated shares to be purchased under the ESPP. Less than one million share-based awards were excluded from the computation of diluted EPS for the years ended December 31, 2025, 2024 and 2023, because their effect would have been anti-dilutive under the treasury stock method.
Dilutive earnings per common share reflects the dilutive impact of potential issuances of shares of common stock associated with the outstanding equity Forward Sale Agreements entered in August 2025. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of the Company’s common stock for the reporting period is higher than the adjusted forward sales price at the end of the reporting period. There were less than one million shares related to the Forward Sale Agreements included in the computation of diluted EPS for the year ended December 31, 2025.
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
Secured seller promissory note from the sale of the Homeowner Services Group—The carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note, included as part of the consideration from the sale of HOS was $795 million as of December 31, 2025 and 2024. On February 13, 2026, the Company received payment of all amounts payable under the secured seller promissory note, see Note 5—Mergers, Acquisitions and Divestitures for additional information. The accounting fair value measurement of the secured seller promissory note approximated $798 million and $793 million as of December 31, 2025 and 2024, respectively. The accounting fair value measurement is an estimate that is reflective of changes in benchmark interest rates. The secured seller promissory note was classified as Level 3 within the fair value hierarchy.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of December 31, 2025
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	14,256	11,653	1,065	616	13,334

	As of December 31, 2024
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	13,155	10,165	1,050	658	11,873
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

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$41	$—	$—	$41
Rabbi trust investments	32	—	—	32
Deposits	124	—	—	124
Other investments:
Money market and other	20	—	—	20
Fixed-income securities	28	7	—	35
Mark-to-market derivative asset	—	2	—	2
Total assets	245	9	—	254

Liabilities:
Deferred compensation obligations	38	—	—	38
Total liabilities	38	—	—	38
Total assets	$207	$9	$—	$216

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$44	$—	$—	$44
Rabbi trust investments	29	—	—	29
Deposits	6	—	—	6
Other investments:
Money market and other	21	—	—	21
Fixed-income securities	88	6	—	94
Mark-to-market derivative asset	—	24	—	24
Total assets	188	30	—	218

Liabilities:
Deferred compensation obligations	34	—	—	34
Total liabilities	34	—	—	34
Total assets	$154	$30	$—	$184
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation, maintenance and repair projects. Long-term restricted funds of $20 million and $15 million were included in other long-term assets on the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
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
As of December 31, 2025, the Company had current assets of $55 million included in Other and had no long-term assets on the Consolidated Balance Sheets for other investments measured and recorded at fair value. As of December 31, 2024, the Company had current assets of $71 million included in Other and $44 million of other long-term assets included in Other on the Consolidated Balance Sheets for other investments measured and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed income securities:

	As of December 31, 2025
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$36	$—	$1	$35

	As of December 31, 2024
	Amortized Cost Basis	Gross unrealized gains	Gross unrealized losses	Fair Value
Available-for-sale fixed-income securities	$94	$2	$2	$94
The fair value of the Company’s available-for-sale fixed income securities, summarized by contractual maturities, as of December 31, 2025, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
Less than one year	$6
1 year - 5 years	18
5 years - 10 years	4
Greater than 10 years	7
Total	$35

Note 19: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one year to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s ROU assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 39 years, four years, and five years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $142 million and $143 million as of December 31, 2025 and 2024, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $4 million in 2026 through 2030, and $33 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $13 million, $12 million and $11 million for the years ended December 31, 2025, 2024 and 2023, respectively.
For the years ended December 31, 2025, 2024 and 2023, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, were $12 million, $11 million, $11 million. For the years ended December 31, 2025, 2024 and 2023, ROU assets obtained in exchange for new operating lease liabilities were $8 million, $11 million, $11 million.
As of December 31, 2025, 2024 and 2023, the weighted-average remaining lease term of the operating leases were 18 years, 18 years, 17 years and the weighted-average discount rate of the operating leases was 5%, 5%, 4%.
The future maturities of lease liabilities at December 31, 2025, were $11 million in 2026, $11 million in 2027, $9 million in 2028, $8 million in 2029, $6 million in 2030 and $83 million thereafter. At December 31, 2025, imputed interest was $46 million.
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
Presented in the tables below is summarized segment information as of and for the years ended December 31:

	2025
	Regulated Businesses	Other	Consolidated
Operating revenues	$4,723	$417	$5,140
Less:
Operation and maintenance (a)	1,642	377	2,019
Other segment items (b)	271	9	280
Depreciation and amortization	883	11	894
Interest expense	474	141	615
Interest income	(5)	(85)	(90)
Provision for (benefit from) income taxes	321	(10)	311
Net income (loss) attributable to common shareholders	$1,137	$(26)	$1,111
Total assets	$32,649	$2,793	$35,442
Capital expenditures	$3,112	$14	$3,126
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
Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective.
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
The Company’s management, including the Company’s Chief Executive Officer and its Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting, as of December 31, 2025, using the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Based on the Company’s evaluation under the framework in Internal Control—Integrated Framework (2013), its management concluded that its internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during its last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Adoption or Termination of Rule 10b5-1 Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of the Company’s directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item and not set forth below or in Item 1—Business—Information About Our Executive Officers of this Annual Report on Form 10-K, is incorporated by reference from the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of the fiscal year covered by this report, under the captions entitled “Board of Directors and Corporate Governance” and “Proposal 1—Election of Directors.”
The Company has adopted a Code of Ethics, which applies to directors, officers and employees. The full text of the Code of Ethics is publicly available on the Company’s website at https://amwater.com. The Company intends to post on its website any amendments to the Code of Ethics and any waivers of such provisions granted to certain principal officers.
The Company maintains its Insider Trading Policy and a Personal Securities Trading and Preclearance Practice thereunder, which govern the purchase, sale and other disposition of the Company’s securities by the Company’s directors, officers and employees, and their immediate family members, among other covered persons (which does not include the Company). The Company believes the Insider Trading Policy and the related practice are reasonably designed to promote and enforce compliance by such covered persons with applicable insider trading laws, rules and regulations, and the listing standards of the NYSE related thereto. A copy of each has been filed as Exhibit 19.1 and Exhibit 19.2, respectively, to this Annual Report on Form 10-K, and the full text of the Insider Trading Policy is publicly available on the Company’s website at https://amwater.com.
ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, under the captions entitled “Board of Directors and Corporate Governance—Board Role in Risk Oversight—Executive Development and Compensation Committee Role,” “Proposal 1—Election of Directors—Director Compensation Table,” “Compensation Discussion and Analysis,” “Executive Compensation” (excluding the subsection “Pay Versus Performance”), “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (with the latter report being furnished, and not filed, in this Annual Report on Form 10-K).
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by this item setting forth the security ownership of certain beneficial owners and management is incorporated by reference in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, under the captions entitled “Certain Beneficial Ownership Matters—Security Ownership of Management,” “Certain Beneficial Ownership Matters—Security Ownership of Certain Beneficial Owners” and “Equity Compensation Plan Information.”
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, under the caption entitled “Board of Directors and Corporate Governance—Board Review of Related Person Transactions” and “Proposal 1—Election of Directors—Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by this item is incorporated by reference in the Company’s Proxy Statement for the 2026 Annual Meeting of Shareholders, under the caption entitled “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 3—Ratification of Appointment of Independent Registered Public Accounting Firm—Pre-Approval of Services Provided by Independent Registered Public Accounting Firm.”

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)    The following documents have been filed as a part of this Annual Report on Form 10-K:
1.The financial statements listed in the “Index to Consolidated Financial Statements” contained in Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K are hereby incorporated by reference in response to this Item 15(a).
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

2.3#
Purchase and Sale Agreement, dated as of May 19, 2025, between American Water Works Company, Inc. and Nexus Regulated Utilities, LLC (incorporated by reference to Exhibit 2.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 19, 2025).

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

4.9
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

4.11
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

4.13
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

4.15
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

4.17
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

4.19
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

4.21
Officers’ Certificate, dated February 23, 2024, establishing the 5.150% Senior Notes due 2034 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 23, 2024).

4.22
Officers’ Certificate, dated February 23, 2024, establishing the 5.450% Senior Notes due 2054 (incorporated by reference to Exhibit 4.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 23, 2024).

4.23
Officers’ Certificate, dated February 27, 2025, establishing the 5.250% Senior Notes due 2035 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed February 27, 2025).

4.24
Officers’ Certificate, dated August 8, 2025, establishing the 5.700% Senior Notes due 2055 (incorporated by reference to Exhibit 4.1 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed August 8, 2025).

4.25
Description of American Water Works Company, Inc.’s Equity Securities (incorporated by reference to Exhibit 4.25 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

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

10.3
Forward Sale Agreement, dated August 4, 2025, by and between American Water Works Company, Inc. and Wells Fargo Bank, National Association, in its capacity as a forward purchaser (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc’s Current Report on Form 8-K, File No. 001-34028, filed August 6, 2025).

10.4
Forward Sale Agreement, dated August 4, 2025, by and between American Water Works Company, Inc. and JPMorgan Chase Bank, National Association, in its capacity as a forward purchaser (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc’s Current Report on Form 8-K, File No. 001-34028, filed August 6, 2025).

10.5
Forward Sale Agreement, dated August 4, 2025, by and between American Water Works Company, Inc. and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC, acting as agent), in its capacity as a forward purchaser (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc’s Current Report on Form 8-K, File No. 001-34028, filed August 6, 2025).

10.6
Additional Forward Sale Agreement, dated August 7, 2025, by and between American Water Works Company, Inc. and Wells Fargo Bank, National Association, in its capacity as a forward purchaser (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc’s Current Report on Form 8-K, File No. 001-34028, filed August 8, 2025).

10.7
Additional Forward Sale Agreement, dated August 7, 2025, by and between American Water Works Company, Inc. and JPMorgan Chase Bank, National Association, in its capacity as a forward purchaser (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc’s Current Report on Form 8-K, File No. 001-34028, filed August 8, 2025).

10.8
Additional Forward Sale Agreement, dated August 7, 2025, by and between American Water Works Company, Inc. and Mizuho Markets Americas LLC (with Mizuho Securities USA LLC, acting as agent), in its capacity as a forward purchaser (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc’s Current Report on Form 8-K, File No. 001-34028, filed August 8, 2025).

10.9*
Offer Letter for Employment, effective May 14, 2025, between American Water Works Company, Inc. and John C. Griffith (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

Exhibit Number	Exhibit Description
10.10*
Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and David M. Bowler (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 30, 2024).

10.11*
Offer Letter for Employment, dated August 1, 2024, between American Water Works Company, Inc. and Stacy A. Mitchell (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 30, 2024).

10.12*
Offer Letter for Employment, dated November 1, 2024, between American Water Works Company, Inc. and Maureen Duffy (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

10.13*
Offer Letter for Employment, dated September 30, 2025, between American Water Works Company, Inc. and Lori Sutton (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 29, 2025).

10.14*
Severance Agreement and General Release, effective as of March 22, 2025, between American Water Works Company, Inc. and Melanie Kennedy (incorporated by reference to Exhibit 10.13 to American Water Works Company Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

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

10.17.1*
Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and Its Designated Subsidiaries, as amended and restated, effective as of June 1, 2018 (incorporated by reference to Exhibit 10.9.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2019).

10.17.2*
Amendment No. 2019-1 to the Nonqualified Savings and Deferred Compensation Plan for Employees of American Water Works Company, Inc. and its Designated Subsidiaries, as amended and restated, effective as of November 1, 2019 (incorporated by reference to Exhibit 4.1.2 to American Water Works Company, Inc.’s Registration Statement on Form S-8, File No. 333-235598, filed December 19. 2019).

10.18*
Amended and Restated American Water Works Company, Inc. Executive Retirement Plan, effective as of January 1, 2005 (incorporated by reference to Exhibit 10.8 to American Water Capital Corp.’s Registration Statement on Form S-1, File No. 333-145757-01, and American Water Works Company, Inc.’s Registration Statement on Form S-1, File No. 333-145757, filed October 11, 2007).

10.19.1*
American Water Works Company, Inc. Annual Incentive Plan (incorporated by reference to Appendix C to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.19.2*
Amendment 2016-1 to American Water Works Company, Inc. Annual Incentive Plan (now known as the Annual Performance Plan), effective January 1, 2016 (incorporated by reference to Exhibit 10.14.2 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

10.20*
Second Amended and Restated American Water Works Company, Inc. and its Designated Subsidiaries 2017 Nonqualified Employee Stock Purchase Plan, adopted on July 27, 2018, effective as of February 5, 2019 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed October 31, 2018).

10.21.1*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan, as amended (incorporated by reference to Appendix B to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.21.2*
American Water Works Company, Inc. 2007 Omnibus Equity Compensation Plan 2016 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 3, 2016).

10.22.1*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2017).

10.22.2*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.22.3*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

10.22.4*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.22.5*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.22.6*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2024).

10.22.7*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Restricted Stock Unit Grant (for CEO, CFO and COO), as amended (incorporated by reference to Exhibit 10.16.10 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

10.22.8*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.22.9*
Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Restricted Stock Unit Grant (for CEO, President, COO and CFO) (incorporated by reference to Exhibit 10.4 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.22.10*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.22.11*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2018 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.11 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 2, 2018).

10.22.12*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2019).

Exhibit Number	Exhibit Description
10.22.13*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2019 Performance Stock Unit Grant Form B-1 (corrected) (incorporated by reference to Exhibit 10.14.33 to American Water Works Company, Inc.’s Quarterly Report on Form 10-K, File No. 001-34028, filed February 18, 2020).

10.22.14*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.22.15*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2020 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.13 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 6, 2020).

10.22.16*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2021 Performance Stock Unit Grant Form B-1 (as amended) (incorporated by reference to Exhibit 10.13.23 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 15, 2023).

10.22.17*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2022 Performance Stock Unit Grant Form B (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 27, 2022).

10.22.18*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2023 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 26, 2023).

10.22.19*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2024).

10.22.20*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form A-2 (for CEO, CFO and COO), as amended (incorporated by reference to Exhibit 10.16.25 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

10.22.21*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2024).

10.22.22*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form B-2 (for CEO, CFO and COO), as amended (incorporated by reference to Exhibit 10.16.27 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

10.22.23*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form C-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed May 1, 2024).

10.22.24*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2024 Performance Stock Unit Grant Form C-2 (for CEO, CFO and COO), as amended (incorporated by reference to Exhibit 10.16.29 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

10.22.25*
Amendment to Form of 2024 Long-Term Performance Plan Grant Documents (other than for CEO, CFO and COO) (incorporated by reference to Exhibit 10.16.30 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

10.22.26*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grant Form A-1 (incorporated by reference to Exhibit 10.5 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.22.27*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grant Form A-2 (for CEO, COO and CFO) (incorporated by reference to Exhibit 10.6 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.22.28*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grant Form B-1 (incorporated by reference to Exhibit 10.7 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.22.29*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grant Form B-2 (for CEO, COO and CFO) (incorporated by reference to Exhibit 10.8 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.22.30*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grant Form C-1 (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.22.31*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Performance Stock Unit Grant Form C-2 (for CEO, COO and CFO) (incorporated by reference to Exhibit 10.10 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed April 30, 2025).

10.22.32*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2017 Non-Employee Director Stock Unit Grant (incorporated by reference to Exhibit 10.9 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 12, 2017).

10.22.33*
American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2025 Stock Unit Grant Form for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed July 30, 2025).

10.23*
American Water Works Company, Inc. Executive Severance Policy, as amended and restated as of July 27, 2021 (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

10.24*
American Water Works Company, Inc. Change of Control Severance Policy, dated as of July 27, 2021 (incorporated by reference to Exhibit 10.3 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed August 2, 2021).

10.25.1*
American Water Works Company, Inc. Pension Plan for Employees, as amended and restated effective December 31, 2022 (incorporated by reference to Exhibit 10.16 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 15, 2023).

10.25.2*
American Water Works Company, Inc. Amendment 2023-1 to the Pension Plan for Employees (as amended and restated effective December 31, 2022), dated December 20, 2023 (incorporated by reference to Exhibit 10.17.2 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 14, 2024).

10.25.3*
American Water Works Company, Inc. Amendment 2023-2 to the Pension Plan for Employees (as amended and restated effective December 31, 2022), dated December 29, 2023 (incorporated by reference to Exhibit 10.17.3 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 14, 2024).

10.25.4*	American Water Works Company, Inc. Amendment 2025-1 to the Pension Plan for Employees (as amended and restated effective December 31, 2022), dated June 4, 2025 (filed herewith).
10.25.5*	American Water Works Company, Inc. Amendment 2025-2 to the Pension Plan for Employees (as amended and restated effective December 31, 2022), dated December 10, 2025 (filed herewith).

Exhibit Number	Exhibit Description
10.26.1#
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

10.26.2#
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

10.26.3
Amendment No. 2 to Secured Seller Note Agreement, dated as of December 3, 2024, by and among Lakehouse Bidco Inc., Lakehouse Buyer Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC, American Water Resources Holdings, LLC, American Water Resources of Texas, LLC, American Water Resources of Florida, LLC, and American Water Enterprises, LLC (incorporated by reference to Exhibit 10.20.3 to American Water Works Company’ Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 19, 2025).

10.27
Revenue Share Agreement, dated December 9, 2021, by and among American Water Works Company, Inc., American Water Resources, LLC, Pivotal Home Solutions, LLC and American Water Resources Holdings, LLC (incorporated by reference to Exhibit 10.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed December 9, 2021).

19.1	Insider Trading and Prohibited Transactions Policy, as amended, effective December 1, 2024 (filed herewith).
19.2	Personal Securities Trading and Preclearance Practice, as amended, effective December 9, 2025 (filed herewith).
21.1	Subsidiaries of American Water Works Company, Inc. (filed herewith).
22.1	Guaranteed Securities (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith).
32.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act (furnished herewith).
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
The Membership Interest Purchase Agreement filed as Exhibit 2.1, the Agreement and Plan of Merger filed as Exhibit 2.2, the Purchase and Sale Agreement filed as Exhibit 2.3, and the Secured Seller Note Agreement and related amendments thereto filed as Exhibit 10.26.1, Exhibit 10.26.2 and Exhibit 10.26.3 to this Annual Report on Form 10-K, have been included to provide investors and security holders with information regarding the terms of the respective agreements. The filing of these agreements is not intended to provide any other factual information about the parties thereto, or any of their respective subsidiaries or affiliates. The representations, warranties and covenants contained in the respective agreements (i) were made by the parties thereto only for purposes of that respective agreement and as of specific dates; (ii) were made solely for the benefit of the parties to the respective agreement; (iii) may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures exchanged between the parties in connection with the execution of the respective agreement (such disclosures include information that has been included in public disclosures, as well as additional non-public information); (iv) may have been made for the purposes of allocating contractual risk between the parties to the respective agreements instead of establishing these matters as facts; and (v) may be subject to standards of materiality applicable to the contracting parties to the respective agreements that differ from those applicable to investors.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2026.

AMERICAN WATER WORKS COMPANY, INC.
BY:	/s/ JOHN C. GRIFFITH
John C. Griffith
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on the 18th day of February, 2026, by the following persons in the capacities indicated.

/s/ JOHN C. GRIFFITH	/s/ JEFFREY N. EDWARDS
John C. Griffith President and Chief Executive Officer (Principal Executive Officer and Director)	Jeffrey N. Edwards (Director)
/s/ DAVID M. BOWLER	/s/ LISA A. GROW
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)	Lisa A. Grow (Director)
/s/ MELISSA K. WIKLE	/s/ LAURIE P. HAVANEC
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	Laurie P. Havanec (Director)
/s/ JULIA L. JOHNSON	/s/ PATRICIA L. KAMPLING
Julia L. Johnson (Director)	Patricia L. Kampling (Director)
/s/ KARL F. KURZ	/s/ MICHAEL L. MARBERRY
Karl F. Kurz (Board Chair)	Michael L. Marberry (Director)
/s/ STUART M. McGUIGAN	/s/ RAFFIQ NATHOO
Stuart M. McGuigan (Director)	Raffiq Nathoo (Director)