Form 10-Q
period 2026-03-31
American Water Works Company, Inc.
filed 2026-04-29
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 20, 2026
Common Stock, par value $0.01 per share	195,280,521

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
These forward-looking statements are qualified by, and should be read together with, the risks and uncertainties set forth above, and the risk factors and other statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”) and in this Form 10-Q, and readers should refer to such risks, uncertainties and risk factors in evaluating such forward-looking statements. Any forward-looking statements the Company makes shall speak only as of the date this Form 10-Q was filed with the U.S. Securities and Exchange Commission (“SEC”). Except as required by the federal securities laws, the Company does not have any obligation, and it specifically disclaims any undertaking or intention, to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or otherwise. New factors emerge from time to time, and it is not possible for the Company to predict all such factors. Furthermore, it may not be possible to assess the impact of any such factor on the Company’s businesses, either viewed independently or together, or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. The foregoing factors should not be construed as exhaustive.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Property, plant and equipment	$38,569	$37,955
Accumulated depreciation	(7,496)	(7,379)
Property, plant and equipment, net	31,073	30,576
Current assets:
Cash and cash equivalents	137	98
Restricted funds	19	21
Accounts receivable, net of allowance for uncollectible accounts of $63 and $58, respectively	386	395
Income tax receivable	112	9
Unbilled revenues	451	433
Materials and supplies	114	112
Secured seller promissory note from the sale of the Homeowner Services Group	—	795
Other	305	328
Total current assets	1,524	2,191
Regulatory and other long-term assets:
Regulatory assets	1,138	1,132
Operating lease right-of-use assets	82	85
Goodwill	1,156	1,156
Other	291	302
Total regulatory and other long-term assets	2,667	2,675
Total assets	$35,264	$35,442
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	March 31, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 200,767,975 and 200,605,170 shares issued, respectively)	$2	$2
Paid-in-capital	8,652	8,642
Retained earnings	2,771	2,575
Accumulated other comprehensive income	8	6
Treasury stock, at cost (5,487,595 and 5,428,008 shares, respectively)	(396)	(388)
Total common shareholders' equity	11,037	10,837
Long-term debt	12,766	12,777
Redeemable preferred stock at redemption value	3	3
Total long-term debt	12,769	12,780
Total capitalization	23,806	23,617
Current liabilities:
Short-term debt	1,366	1,588
Current portion of long-term debt	1,494	1,479
Accounts payable	272	378
Accrued liabilities	580	830
Accrued taxes	94	134
Accrued interest	135	140
Other	177	198
Total current liabilities	4,118	4,747
Regulatory and other long-term liabilities:
Advances for construction	468	435
Deferred income taxes and investment tax credits	3,382	3,190
Regulatory liabilities	1,409	1,416
Operating lease liabilities	72	74
Accrued pension expense	160	167
Other	204	166
Total regulatory and other long-term liabilities	5,695	5,448
Contributions in aid of construction	1,645	1,630
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$35,264	$35,442
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Operating revenues	$1,207	$1,142
Operating expenses:
Operation and maintenance	493	468
Depreciation and amortization	237	216
General taxes	86	87
Total operating expenses, net	816	771
Operating income	391	371
Other (expense) income:
Interest expense	(163)	(144)
Interest income	12	22
Non-operating benefit costs, net	5	4
Other, net	14	17
Total other (expense) income	(132)	(101)
Income before income taxes	259	270
Provision for income taxes	63	65
Net income attributable to common shareholders	$196	$205

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.00	$1.05
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.00	$1.05
Weighted-average common shares outstanding:
Basic	195	195
Diluted	195	195
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2026	2025
Net income attributable to common shareholders	$196	$205
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedges, net of tax of $1 and $(3) for the three months ended March 31, 2026 and 2025, respectively	2	(8)
Unrealized loss on available-for-sale fixed-income securities, net of tax of $0 and $(1) for the three months ended March 31, 2026 and 2025, respectively	—	(2)
Net other comprehensive income (loss)	2	(10)
Comprehensive income attributable to common shareholders	$198	$195
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$196	$205
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	237	216
Deferred income taxes and amortization of investment tax credits	231	16
Provision for losses on accounts receivable	14	10
Pension and non-pension postretirement benefits	(2)	(2)
Other non-cash, net	(12)	(21)
Changes in assets and liabilities:
Receivables and unbilled revenues	(22)	25
Income tax receivable	(103)	2
Pension contributions	(11)	(11)
Accounts payable and accrued liabilities	(164)	(131)
Accrued taxes	(37)	73
Other assets and liabilities, net	(22)	(51)
Net cash provided by operating activities	305	331
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(659)	(548)
Acquisitions, net of cash acquired	(20)	(3)
Proceeds from secured seller promissory note from the sale of the Homeowner Services Group	795	—
Removal costs from property, plant and equipment retirements, net	(40)	(29)
Purchases of available-for-sale fixed-income securities	—	(27)
Proceeds from sales and maturities of available-for-sale fixed-income securities	17	39
Net cash provided by (used in) investing activities	93	(568)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	7	810
Repayments of long-term debt	(3)	(531)
Net short-term (repayments) borrowings with original maturities less than three months	(222)	120
Advances and contributions in aid of construction, net of refunds of $8 and $9 for the three months ended March 31, 2026 and 2025, respectively	19	13
Debt issuance costs	—	(5)
Dividends paid	(162)	(149)
Other, net	(5)	(4)
Net cash (used in) provided by financing activities	(366)	254
Net increase in cash, cash equivalents and restricted funds	32	17
Cash, cash equivalents and restricted funds at beginning of period	139	140
Cash, cash equivalents and restricted funds at end of period	$171	$157
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$320	$298
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2025	200.6	$2	$8,642	$2,575	$6	(5.4)	$(388)	$10,837
Net income attributable to common shareholders	—	—	—	196	—	—	—	196
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(8)	2
Net other comprehensive income	—	—	—	—	2	—	—	2
Balance as of March 31, 2026	200.8	$2	$8,652	$2,771	$8	(5.5)	$(396)	$11,037
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2024	200.4	$2	$8,598	$2,112	$12	(5.5)	$(392)	$10,332
Net income attributable to common shareholders	—	—	—	205	—	—	—	205
Common stock issuances (a)	0.1	—	13	—	—	—	(6)	7
Net other comprehensive loss	—	—	—	—	(10)	—	—	(10)
Balance as of March 31, 2025	200.5	$2	$8,611	$2,317	$2	(5.5)	$(398)	$10,534
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of March 31, 2026, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
The unaudited Consolidated Financial Statements and Notes included in this report should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), which provides a more complete discussion of the Company’s accounting policies, financial position, operating results and other matters. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the year, primarily due to the seasonality of the Company’s operations.
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below is the new accounting standard that was adopted by the Company in 2026:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Induced Conversions of Convertible Debt Instruments	The guidance in this standard clarifies the requirements for determining whether to account for certain settlements of convertible debt instruments as induced conversions or extinguishments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all of the consideration issuable under the conversion privileges provided in the terms of the existing convertible debt instrument.	January 1, 2026	Prospective	The standard did not have a material impact on the Consolidated Financial Statements.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of March 31, 2026; recently issued accounting standards not presented below were determined to be not applicable, or not material, to the Company:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Income Statement Disaggregation	The guidance in this standard enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	Annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027	Prospective, with retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Internal-Use Software	The guidance in this standard removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	Annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods	Prospective, with a modified transition or retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Government Grants Received by Business Entities	Introduces authoritative GAAP guidance for accounting and disclosure of government grants received by business entities, addressing the previous lack of specific guidance and reducing diversity in practice. The standard requires grants to be recognized when compliance with conditions is probable and receipt is likely, and allows presentation either as deferred income or as a reduction of related costs.	Annual periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods	Modified prospective, modified retrospective, or retrospective applications are permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Property, Plant and Equipment
The New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The Company was qualified to receive the tax credits over a 10-year period commencing in 2019.
As of March 31, 2026, and December 31, 2025, the Company had current assets of $15 million included in Other and $64 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2024 through 2028 tax credits. The Company has made the necessary annual filings for the years ended December 31, 2025 and 2024. The submitted filings are under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2024 tax credits in 2026 and the 2025 tax credits in 2027.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended March 31:

	2026	2025
Cash and cash equivalents	$137	$114
Restricted funds	19	18
Restricted funds included in other long-term assets	15	25
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$171	$157
Allowance for Uncollectible Accounts
An allowance for uncollectible accounts is maintained for estimated probable losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding.

Presented in the table below are the changes in the allowance for uncollectible accounts for the three months ended March 31:

	2026	2025
Balance as of January 1	$(58)	$(53)
Amounts charged to expense	(14)	(10)
Amounts written off	9	6
Balance as of March 31	$(63)	$(57)
Note 3: Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2026. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

	Effective Date	Amount
General rate cases by state:
West Virginia	March 1, 2026	$20
Maryland	February 26, 2026	2
California, Attrition Increase (a)	January 1, 2026	14
Total general rate case authorizations		$36
(a)The effective annualized incremental revenue increase for the 2026 attrition year was finalized through the standard Advice Letter process with the California Public Utilities Commission in January 2026.
On March 5, 2026, the Public Service Commission of West Virginia issued an amended order that approves the adjustment of the Company’s West Virginia subsidiary’s base rates requested in a general rate case filed on May 5, 2025. The general rate case order approved an annualized increase of approximately $20 million in water and wastewater system revenues, which excludes previously recovered infrastructure surcharges of approximately $13 million, based on an authorized return on equity of 9.80%, a common equity ratio of 51.00% and a debt ratio of 49.00%. As of March 5, 2026, the West Virginia subsidiary’s view of its authorized rate base, which was not stated in the general rate case order, is approximately $1.1 billion. The increased water and wastewater revenues related to this base rate adjustment are being driven primarily by approximately $239 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case and through February 2026. The new water and wastewater rates became effective as of March 1, 2026.
On February 26, 2026, the Public Service Commission of Maryland (the “MDPSC”) issued an order approving the joint settlement of the general rate case filed on August 1, 2025, by the Company’s Maryland subsidiary. A joint stipulation and settlement agreement by and among the Maryland subsidiary, the Office of People’s Counsel, and the Staff of the MDPSC was filed with the MDPSC on January 22, 2026. The general rate case order approves a consolidated annualized increase in water revenues of approximately $2 million, with approximately $1 million of the increase to be included in rates effective concurrently with the date of the general rate case order, and the remainder effective January 1, 2027. The Maryland subsidiary’s view of its return on equity, common equity ratio and debt ratio (each of which is based on the information included in the general rate case order and the joint stipulation and settlement agreement, but was not disclosed therein), is 9.75%, 52.32% and 47.68%, respectively. The annualized incremental revenue is driven primarily by approximately $22 million of capital investments completed by the Maryland subsidiary since its last general rate case approval in 2019.
On December 5, 2024, the California Public Utilities Commission (the “CPUC”) approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. On September 19, 2025, the California subsidiary filed a petition to modify the CPUC order, seeking clarification from the CPUC on the method used to calculate the Conservation Adjustment for Rate Tier Designs (“CART”), specifically for the California subsidiary’s Monterey service area. The CART is a ratemaking mechanism that allows the Company to recover, in subsequent periods, a portion of the impact on operating revenues as a result of implementing customer rates structured to promote conservation usage. On October 20, 2025, the California Public Advocate submitted a response opposing the California subsidiary’s request and stating the request should instead be addressed in the California subsidiary’s pending base rate case. On October 30, 2025, the California subsidiary filed a reply to the California Public Advocate’s response, which underscored the need for clarity on the CART calculation. The California subsidiary expects resolution of the petition to modify later in 2026.

Pending General Rate Case Filings
On January 27, 2026, the Company’s Illinois subsidiary filed a request with the Illinois Commerce Commission (the “ICC”) to adjust its water and wastewater rates. The filing seeks a two-step rate increase in aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $119 million effective January 1, 2027, based on a future test year through December 31, 2027 and a capital structure with an equity component of 52.42% and a debt component of 47.58%, and (ii) approximately $15 million effective January 1, 2028, based on a future test year to include end-of-period rate base and a capital structure with an equity component of 52.74% and a debt component of 47.26%, in each case, exclusive of infrastructure surcharges. The request is driven primarily by approximately $577 million in capital investments made and to be made by the Illinois subsidiary from January 2026 through December 2027. The request must be approved by the ICC.
On January 16, 2026, the Company’s New Jersey subsidiary filed a request with the New Jersey Board of Public Utilities (the “NJBPU”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $146 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 55.18% and a debt component of 44.82%. On April 24, 2026, as part of the standard process to update the filing for actual costs incurred, the New Jersey subsidiary filed an update with the NJBPU to its request originally filed on January 16, 2026. The updated request seeks aggregate annualized incremental revenue of approximately $139 million, with the reduction primarily driven by the removal of the impacts of the Corporate Alternative Minimum Tax (“CAMT”) from rate base as a result of Internal Revenue Service Notice 2026-7 issued in February 2026. The requested annualized incremental revenue is driven primarily by an estimated $1.4 billion of capital investments completed and planned by the New Jersey subsidiary through December 2026. The filing is subject to the approval of the NJBPU.
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
On November 3, 2025, the Company’s Virginia subsidiary filed a request with the Virginia State Corporation Commission (the “SCC”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $22 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 51.79%. The requested annualized incremental revenue is driven primarily by an estimated $115 million of capital investments completed and planned by the Virginia subsidiary from May 2025 through April 2027. The filing is subject to the approval of the SCC. Interim rates will be effective May 2, 2026, with the difference between interim and final approved rates subject to refund to customers.
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. On October 13, 2025, the California subsidiary filed its 100-day update for the same proceeding and updated the request to $62 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $110 million. Subsequent to the filing of the update, the California subsidiary adjusted its authorized rates effective January 1, 2026, which revised its net increase proposed for the test year 2027 to $51 million above 2026 expected revenues. The requested annualized incremental revenue is driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary through 2025 to 2028. If approved by the CPUC, the new rates would take effect on January 1, 2027. The application also requests approval of a Fixed Cost Recovery Account, which is intended to be a full decoupling mechanism that would allow the California subsidiary to recover authorized fixed costs, regardless of sales volume, while also providing incentives, via progressive conservation-oriented rate design, for customers to use water more efficiently.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2026:

	Effective Date	Amount
Infrastructure surcharges by state:
Pennsylvania	(a)	$18
Indiana	March 18, 2026	15
West Virginia	March 1, 2026	2
Missouri	March 1, 2026	13
Illinois	January 1, 2026	5
Total infrastructure surcharge authorizations		$53
(a)In 2026, $11 million was effective January 1 and $7 million was effective April 1.
Pending Infrastructure Surcharge Filings
On March 3, 2026, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $18 million in additional annualized revenues.

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
Presented in the table below are operating revenues disaggregated for the three months ended March 31, 2026:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$593	$—	$593
Commercial	229	—	229
Fire service	48	—	48
Industrial	48	—	48
Public and other	70	—	70
Total water services	988	—	988
Wastewater services:
Residential	74	—	74
Commercial	22	—	22
Industrial	2	—	2
Public and other	9	—	9
Total wastewater services	107	—	107
Miscellaneous utility charges	12	—	12
Alternative revenue programs	—	2	2
Lease contract revenue	—	2	2
Total Regulated Businesses	1,107	4	1,111
Other	96	—	96
Total operating revenues	$1,203	$4	$1,207
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
Contract assets of $190 million and $171 million are included in Unbilled revenues on the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, respectively. Also, no contract assets are included in other long-term assets on the Consolidated Balance Sheets as of March 31, 2026, and contract assets of $5 million are included in other long-term assets on the Consolidated Balance Sheets as of December 31, 2025. Contract liabilities of $26 million and $19 million are included in other current liabilities on the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, respectively. Also, contract liabilities of $13 million and $19 million are included in other long-term liabilities on the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, respectively. Revenues recognized for the three months ended March 31, 2026 and 2025, from amounts included in contract liabilities were $20 million and $22 million, respectively.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of March 31, 2026, the Company’s operation and maintenance (“O&M”) and capital improvement contracts have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.4 billion as of March 31, 2026, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2031 and 2038 and have RPOs of $496 million as of March 31, 2026, as measured by estimated remaining contract revenue.

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
Completion of the proposed merger is subject to certain customary conditions, including, among others, the receipt of required approvals from all applicable public utility commissions (“PUCs”) on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. During the three months ended March 31, 2026, $5 million of merger-related costs were included in Operation and maintenance expense in the Consolidated Statements of Operations.
Acquisitions - Regulated Businesses
During the three months ended March 31, 2026, the Company closed on one regulated wastewater system acquisition for a purchase price of $20 million, which added approximately 4,600 wastewater customers. Assets acquired from the acquisition, principally utility plant, totaled $28 million and liabilities assumed totaled $8 million. The acquisition was accounted for as a business combination and the purchase price allocation will be finalized once the valuation of assets acquired has been completed, no later than one year after the acquisition date.
The pro forma impact of the Company’s business combinations, as well as the revenues and earnings generated during the period since the acquisition date, was not material to the Consolidated Statements of Operations for the periods ended March 31, 2026 and 2025.
Secured Seller Promissory Note from the Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised the Homeowner Services Group (“HOS”) to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion. The outstanding consideration as of December 31, 2025, was a secured seller note payable in cash and issued by the Buyer in the principal amount of $795 million, with an interest rate of 10.00% per year. On February 13, 2026, the Company received payment of all amounts payable under the secured seller promissory note in full satisfaction of the Buyer’s obligations thereunder. The Company recognized $9 million and $20 million of interest income during the three months ended March 31, 2026 and 2025, respectively, from this note.
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

As of March 31, 2026, the Company did not receive any proceeds from the sale of its common stock connected to the Forward Sale Agreements. The Company estimates that it will receive total net proceeds of approximately $1,131 million, before deducting estimated offering expenses, subject to the price adjustment and other provisions of the Forward Sale Agreements, in the event of full physical settlement of all of the Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements were classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.
Accumulated Other Comprehensive Loss
Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended March 31, 2026 and 2025, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2025	$(95)	$1	$75	$26	$(1)	$6
Other comprehensive income before reclassifications	—	—	—	2	—	2
Net other comprehensive income	—	—	—	2	—	2
Balance as of March 31, 2026	$(95)	$1	$75	$28	$(1)	$8

Balance as of December 31, 2024	$(95)	$1	$74	$30	$2	$12
Other comprehensive (loss) income before reclassifications	—	—	—	(8)	2	(6)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(4)	(4)
Net other comprehensive loss	—	—	—	(8)	(2)	(10)
Balance as of March 31, 2025	$(95)	$1	$74	$22	$—	$2
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
Dividends
On March 3, 2026, the Company paid a quarterly cash dividend of $0.8275 per share to shareholders of record as of February 10, 2026.
On April 29, 2026, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.8950 per share, payable on June 2, 2026, to shareholders of record as of May 12, 2026. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On April 1, 2026, American Water Capital Corp. (“AWCC”), the Company’s wholly owned finance subsidiary, completed the sale of $700 million aggregate principal amount of its 5.200% Senior Notes due 2036. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $695 million. AWCC intends to use the net proceeds of the offering (i) to lend funds to American Water and the Regulated Businesses; (ii) to repay commercial paper obligations of AWCC; and (iii) for general corporate purposes.

During the three months ended March 31, 2026, the Company’s regulated subsidiaries issued in the aggregate $7 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 1.74%, a weighted average interest rate of 0.47% and maturity dates ranging from 2031 through 2048. The private activity bonds and government funded debt issued by the Company’s regulated subsidiaries during the three months ended March 31, 2026, were collateralized. During the three months ended March 31, 2026, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, repaid at maturity, or settled $3 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 3.12%, a weighted average interest rate of 0.81% and maturity dates ranging from 2029 to 2061.
As of March 31, 2026, the Company had entered into five treasury lock agreements, with a term of 30 years and an aggregate notional amount totaling $175 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in September 2026 and have an average fixed interest rate of 4.86%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
In March 2026, the Company terminated 10 treasury lock agreements, designated as cash flow hedges, with a term of 10 years and an aggregate notional amount totaling $600 million, realizing a pre-tax net gain of $3 million recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a 10-year period, in accordance with the tenor of the notes issued on April 1, 2026.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2026 or 2025.
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”). AWCC received net proceeds of approximately $1,022 million, after deduction of underwriting discounts and commissions but before deduction of offering expenses payable by AWCC. The Exchangeable Notes will mature on June 15, 2026 (the “Maturity Date”), unless earlier exchanged or repurchased, and are included in Current portion of long-term debt on the Consolidated Balance Sheets.
The Exchangeable Notes are exchangeable at an initial exchange rate of 5.8213 shares of parent company’s common stock per $1,000 principal amount of Exchangeable Notes (equivalent to an initial exchange price of approximately $171.78 per share of common stock). The initial exchange rate of the Exchangeable Notes is subject to adjustment as provided in the indenture pursuant to which the Exchangeable Notes were issued (the “Exchangeable Note Indenture”). Upon any exchange of the Exchangeable Notes, AWCC will (i) pay cash up to the aggregate principal amount of such Exchangeable Notes and (ii) pay or deliver (or cause to be delivered), as the case may be, cash, shares of parent company's common stock, or a combination of cash and shares of such common stock, at AWCC's election, in respect of the remainder, if any, of AWCC’s exchange obligation in excess of the aggregate principal amount of such Exchangeable Notes. As of March 31, 2026, the exchange rate for the Exchangeable Notes was 5.8270.
AWCC may not redeem the Exchangeable Notes prior to the Maturity Date, and no sinking fund is provided for the Exchangeable Notes. Subject to certain conditions, holders of the Exchangeable Notes will have the right to require AWCC to repurchase all or a portion of their Exchangeable Notes upon the occurrence of a fundamental change, as defined in the Exchangeable Note Indenture, at a repurchase price of 100% of their principal amount plus any accrued and unpaid interest.
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
Short-term debt consists of commercial paper borrowings totaling $1,367 million and $1,590 million as of March 31, 2026, and December 31, 2025, respectively, or net of discount $1,366 million and $1,588 million as of March 31, 2026, and December 31, 2025, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.07% and 3.89% as of March 31, 2026, and December 31, 2025, respectively. As of March 31, 2026, and December 31, 2025, AWCC had no outstanding borrowings under the revolving credit facility and there were no commercial paper borrowings outstanding with maturities greater than three months.

Presented in the tables below are the aggregate credit facility commitment, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2026
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,367)	(84)	(1,451)
Remaining availability as of March 31, 2026	$1,233	$66	$1,299
(a)Total remaining availability of $1.3 billion as of March 31, 2026, was accessible through revolver draws.

	As of December 31, 2025
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,590)	(84)	(1,674)
Remaining availability as of December 31, 2025	$1,010	$66	$1,076
(a)Total remaining availability of $1.1 billion as of December 31, 2025, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2026, and December 31, 2025, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of March 31, 2026	$137	$1,299	$1,436
Available liquidity as of December 31, 2025	$98	$1,076	$1,174
Note 9: Income Taxes
The Company’s effective income tax rate was 24.3% and 24.1% for the three months ended March 31, 2026 and 2025, respectively.
On February 18, 2026, the Internal Revenue Service issued Notice 2026-7, providing additional CAMT guidance that, among other changes, allows tax repairs to be deducted when calculating the CAMT liability and allows retroactive reliance for companies to file amended returns and recover CAMT already paid. As a result of this guidance, the Company does not expect to be in a CAMT liability position. As of March 31, 2026, previously recorded current and deferred tax amounts relating to CAMT have been adjusted in the Company’s Consolidated Financial Statements to reflect the revised calculation and refund claim status including the reversal of the $200 million CAMT credit carryforward outstanding as of December 31, 2025. Also, as of March 31, 2026, the Company recognized additional uncertain tax liabilities of $50 million and interest of $2 million, as the CAMT credit carryforward is no longer available for offset. The Company will continue to evaluate CAMT applicability on a prospective basis.

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended March 31,
	2026	2025
Components of net periodic pension benefit cost:
Service cost	$3	$3
Interest cost	20	21
Expected return on plan assets	(23)	(22)
Amortization of prior service credit	—	(1)
Amortization of actuarial loss	4	5
Net periodic pension benefit cost	$4	$6

Components of net periodic other postretirement benefit credit:
Interest cost	$3	$3
Expected return on plan assets	(3)	(3)
Amortization of prior service credit	(6)	(8)
Net periodic other postretirement benefit credit	$(6)	$(8)
The Company contributed $11 million for the funding of its defined benefit pension plans for the three months ended March 31, 2026 and 2025. The Company expects to make additional pension contributions to the plan trusts of $33 million during the remainder of 2026.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of March 31, 2026, the Company has accrued approximately $6 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $7 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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

Trial in this matter had been scheduled, but before trial commenced, the parties notified the Circuit Court that an agreement in principle to settle this litigation was reached among the parties. On May 2, 2025, the parties jointly filed with the Circuit Court a proposed class action settlement agreement (the “Dunbar Settlement”) with respect to the certified liability claims. On September 12, 2025, the Circuit Court issued an order granting final approval of the Dunbar Settlement. Under the terms of the approved Dunbar Settlement, WVAWC has not admitted, and will not admit, any fault or liability for any of the allegations made by the Jeffries plaintiffs. The maximum pre-tax amount of the Dunbar Settlement is approximately $18 million, of which the final amount of the Company’s and WVAWC’s contributions to the Dunbar Settlement is approximately $5 million (which have been funded through existing sources of liquidity), and the remainder has been contributed by certain of the Company’s general liability insurance carriers. The Company previously recorded in the fourth quarter of 2024 a charge to earnings, net of expected insurance receivables, of $5 million ($4 million after-tax), with respect to the Dunbar Settlement. The actual total amount to be paid to claimants through the Dunbar Settlement will depend upon the claims approved through the claims process but the Company does not currently anticipate that its maximum liability will materially exceed $5 million. The deadline for claims submissions was August 25, 2025, and on October 10, 2025, WVAWC made its payments for attorney fees, costs and other expenses under the order granting final approval of the class settlement.
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
On December 20, 2023, Mountaineer Gas filed answers to each of the first three class action lawsuits, which included cross-claims against WVAWC alleging that Mountaineer Gas is without fault for the claims and damages alleged in the lawsuits and WVAWC should be required to indemnify Mountaineer Gas for any damages and for attorneys’ fees and expenses incurred by Mountaineer Gas in the lawsuits. WVAWC has filed a partial motion to dismiss certain claims in the Ruffin, Toliver, Dodson and Thomas lawsuits and a motion to dismiss the cross-claims asserted against WVAWC therein by Mountaineer Gas. Mountaineer Gas subsequently voluntarily dismissed its cross-claims. On November 14, 2025, the Ruffin and Toliver plaintiffs jointly filed for class certification, and a hearing on that motion was held on April 17, 2026. The court also ordered mediation, which took place in March 2026 and was unsuccessful. There is currently no trial date set for these class action lawsuits.

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

In 2018, the CPUC unanimously approved another final decision finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The CPUC’s 2018 decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in its 2016 decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 final decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the final decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on plant operations following placement of the Water Supply Project in service. Cal Am has incurred $336 million in aggregate costs as of March 31, 2026, related to the Water Supply Project, which includes $112 million in AFUDC.
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
As of March 31, 2026, the Company has received settlement payments from defendants 3M Company, DuPont de Nemours, Inc. and Tyco Fire Products LP totaling $185 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of March 31, 2026, regulatory approvals for such treatment have been obtained with respect to all of the Company’s utility subsidiaries that are parties to the MDL for which such treatment is sought, except three, two of which have been denied, and one of which remains pending. When and as received, funds are initially being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL after approval or denial is received from the applicable PUCs. As of March 31, 2026, the funds held in a law firm escrow account totaled $105 million and have been recorded on the Company’s Consolidated Balance Sheet within other current assets. A similar amount has been recorded as a regulatory liability. As of March 31, 2026, approximately $79 million of the escrowed funds were transferred from the law firm escrow account for distribution to utility subsidiaries that have received approval. The Company anticipates that, during 2026, it may receive one or more additional settlement payments from the defendants in the MDL.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income attributable to common shareholders	$196	$205

Denominator:
Weighted-average common shares outstanding—Basic	195	195
Effect of dilutive common stock equivalents	—	—
Effect of dilutive forward sale agreements	—	—
Weighted-average common shares outstanding—Diluted	195	195
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three months ended March 31, 2026 and 2025, because their effect would have been anti-dilutive under the treasury stock method.
Dilutive earnings per common share reflects the dilutive impact of potential issuances of shares of common stock associated with the outstanding equity Forward Sale Agreements entered in August 2025. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of the Company’s common stock for the reporting period is higher than the adjusted forward sales price at the end of the reporting period. For the three months ended March 31, 2026, the Forward Sale Agreements had no dilutive effect on EPS.
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
Secured seller promissory note from the sale of the Homeowner Services Group—On February 13, 2026, the Company received payment of all amounts payable under the secured seller promissory note. See Note 5—Mergers, Acquisitions and Divestitures for additional information. As of December 31, 2025, the carrying amount reported on the Consolidated Balance Sheets for the secured seller promissory note was $795 million and the accounting fair value measurement approximated $798 million. The secured seller promissory note was classified as Level 3 within the fair value hierarchy.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of March 31, 2026
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	14,260	11,457	1,072	611	13,140

	As of December 31, 2025
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	14,256	11,653	1,065	616	13,334

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$34	$—	$—	$34
Rabbi trust investments	33	—	—	33
Deposits	114	—	—	114
Other investments:
Money market and other	28	—	—	28
Fixed-income securities	15	3	—	18
Mark-to-market derivative asset	—	2	—	2
Total assets	224	5	—	229

Liabilities:
Deferred compensation obligations	37	—	—	37
Mark-to-market derivative liability	—	1	—	1
Total liabilities	37	1	—	38
Total assets	$187	$4	$—	$191

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$41	$—	$—	$41
Rabbi trust investments	32	—	—	32
Deposits	124	—	—	124
Other investments:
Money market and other	20	—	—	20
Fixed-income securities	28	7	—	35
Mark-to-market derivative asset	—	2	—	2
Total assets	245	9	—	254

Liabilities:
Deferred compensation obligations	38	—	—	38
Total liabilities	38	—	—	38
Total assets	$207	$9	$—	$216
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation, maintenance and repair projects. Long-term restricted funds of $15 million and $20 million were included in other long-term assets on the Consolidated Balance Sheets as of March 31, 2026, and December 31, 2025, respectively.
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
As of March 31, 2026, and December 31, 2025, the Company had current assets of $46 million and $55 million, respectively, included in Other on the Consolidated Balance Sheets for other investments measured and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed-income securities:

	As of March 31, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$19	$—	$1	$18

	As of December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$36	$—	$1	$35
The fair value of the Company’s available-for-sale fixed-income securities, summarized by contractual maturities, as of March 31, 2026, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
1 year - 5 years	$10
5 years - 10 years	1
Greater than 10 years	7
Total	$18

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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $141 million and $142 million as of March 31, 2026, and December 31, 2025, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $3 million in 2026, $4 million each year in 2027 through 2030 and $33 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $3 million for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, were $3 million. For the three months ended March 31, 2026 and 2025, ROU assets obtained in exchange for new operating lease liabilities were $1 million and $3 million, respectively.
As of March 31, 2026, and December 31, 2025, the weighted-average remaining lease term of the operating leases were 18 years, and the weighted-average discount rate of the operating leases were 5%.
The future maturities of lease liabilities as of March 31, 2026, were $8 million in 2026, $10 million in 2027, $8 million in 2028, $8 million in 2029, $7 million in 2030, and $84 million thereafter. As of March 31, 2026, imputed interest was $45 million.
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

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended March 31, 2026
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,111	$96	$1,207
Less:
Operation and maintenance (a)	417	76	493
Other segment items (b)	66	1	67
Depreciation and amortization	234	3	237
Interest expense	126	37	163
Interest income	(1)	(11)	(12)
Provision for income taxes	61	2	63
Net income (loss) attributable to common shareholders	$208	$(12)	$196
Total assets	$33,168	$2,096	$35,264
Cash paid for capital expenditures	$657	$2	$659
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read together with the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-Q, and in the Company’s Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements that are based on management’s current expectations, estimates and projections about the Company’s business, operations and financial performance. The cautionary statements made in this Form 10-Q should be read as applying to all related forward-looking statements whenever they appear in this Form 10-Q. The Company’s actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those that are discussed under “Forward-Looking Statements” and elsewhere in this Form 10-Q. The Company has a disclosure committee consisting of members of senior management and other key employees involved in the preparation of the Company’s SEC reports. The disclosure committee is actively involved in the review and discussion of the Company’s SEC filings.
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
Financial Results
The following table provides the Company’s diluted earnings per share prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusted diluted earnings per share (a non-GAAP measure):

	For the Three Months Ended March 31,
	2026	2025
Diluted earnings per share (GAAP):
Net income attributable to shareholders	$1.00	$1.05
Non-GAAP adjustments:
Estimated impact of weather	—	—
Income tax impact	—	—
Net non-GAAP adjustment	—	—

Incremental interest income from amended HOS seller note	(0.01)	(0.04)
Income tax impact	—	0.01
Net non-GAAP adjustment	(0.01)	(0.03)

Transaction costs associated with the pending merger with Essential	0.03	—
Income tax impact	(0.01)	—
Net non-GAAP adjustment	0.02	—

Total net adjustments	0.01	(0.03)
Adjusted diluted earnings per share (non-GAAP)	$1.01	$1.02
For the three months ended March 31, 2026, diluted earnings per share (GAAP) was $1.00, compared to $1.05 per share in the same period in 2025, which includes the net adjustments presented in the table above and discussed in greater detail in the “Adjustments to GAAP” section below. Excluding the net adjustments presented in the table above, adjusted diluted earnings per share (non-GAAP) was $1.01, compared to $1.02 per share in the same period in 2025. Revenue growth through implementation of new rates in the Regulated Businesses from the recovery of capital and acquisition investments was offset by increased operating costs and higher depreciation and financing costs to support the current capital investment plan.

Adjustments to GAAP
Adjusted diluted earnings per share represents a non-GAAP financial measure and, as shown in the table above, is calculated as GAAP diluted earnings per share, excluding the impact of one or more of the following events: (i) estimated impact of weather; (ii) incremental interest income from the February 2, 2024 amendment to the HOS secured seller promissory note (which was repaid in full in February 2026), which increased the aggregate principal amount from $720 million to $795 million and increased the interest rate from 7.00% per year to 10.00% per year; and (iii) transaction costs incurred associated with the proposed merger with Essential. The most directly comparable GAAP measure for adjusted diluted earnings per share is the reported diluted earnings per share (GAAP) and is reconciled in the table above.
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
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. The Company currently plans to invest approximately $3.7 billion in these growth strategies in 2026. During the first three months of 2026, the Company invested $652 million, primarily in the Regulated Businesses, as discussed below.
•$632 million capital investment, primarily in the Regulated Businesses, for infrastructure improvements and replacements; and
•$20 million to fund acquisitions in the Regulated Businesses, which added approximately 4,600 customers.
•Approximately 3,700 new customers were added through organic growth in existing systems.
Excluding the Essential Merger Agreement (as defined below), as of March 31, 2026, the Company had entered into 22 agreements with a total aggregate purchase price of $563 million for pending acquisitions in the Regulated Businesses to add approximately 101,600 additional customers.
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
Completion of the proposed merger is subject to certain customary conditions, including, among others, the receipt of required approvals from all applicable PUCs (of which Kentucky has already been received) on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. There can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. For the three months ended March 31, 2026, $5 million of merger-related costs were included in Operation and maintenance expense in the Consolidated Statements of Operations. As of March 31, 2026, the Company has incurred a total of $18 million of merger-related costs, including costs incurred in 2025.

Purchase and Sale Agreement with Nexus Regulated Utilities, LLC
On May 19, 2025, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Nexus Regulated Utilities, LLC (“Seller”), a subsidiary of Nexus Water Group, Inc., a privately-held water and wastewater utility. Seller directly owns all of the issued and outstanding equity interests in specified entities (collectively, the “Acquired Entities”) that own regulated water and wastewater system assets located in Illinois, Indiana, Kentucky, Maryland, New Jersey, Pennsylvania, Tennessee and Virginia. Under the terms of the Purchase Agreement, the Company has agreed to acquire from Seller all of Seller’s equity interests in each of the Acquired Entities on a cash-free and debt-free basis. The aggregate purchase price to be paid by the Company will be approximately $315 million in cash, subject to adjustment at closing based on the calculations and criteria provided in the Purchase Agreement. Aggregate rate base that would be acquired at closing is estimated to be approximately $200 million, subject to final determination by the respective PUCs. Based on current connection counts, the Company would add nearly 47,000 customer connections in total to its Regulated Businesses in the eight states above. The Company intends to fund the payment of the final purchase price through its cash flow from operations and its existing sources of liquidity. Closing is subject to certain customary and other conditions, including, among others, the receipt of all required regulatory approvals. The Company currently anticipates that the closing will occur by or before June 30, 2026.
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
As of March 31, 2026, the Company has received settlement payments from defendants 3M Company, DuPont de Nemours, Inc. and Tyco Fire Products LP totaling $185 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of March 31, 2026, regulatory approvals for such treatment have been obtained with respect to all of the Company’s utility subsidiaries that are parties to the MDL for which such treatment is sought, except three, two of which have been denied, and one of which remains pending. When and as received, funds received by the Company are being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL after approval or denial is received from the applicable PUCs. As of March 31, 2026, approximately $79 million of the escrowed funds were transferred from the law firm escrow account for distribution to utility subsidiaries that have received approval. The Company anticipates that, during the remainder of 2026, it may receive one or more additional settlement payments from the defendants in the MDL.
Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2026. The amounts include reductions for the amortization of the excess accumulated deferred income taxes (“EADIT”) that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
West Virginia	March 1, 2026	$20
Maryland	February 26, 2026	2
California, Attrition Increase (a)	January 1, 2026	14
Total general rate case authorizations		$36
(a)The effective annualized incremental revenue increase for the 2026 attrition year was finalized through the standard Advice Letter process with the California Public Utilities Commission in January 2026.

On March 5, 2026, the Public Service Commission of West Virginia issued an amended order that approves the adjustment of the Company’s West Virginia subsidiary’s base rates requested in a general rate case filed on May 5, 2025. The general rate case order approved an annualized increase of approximately $20 million in water and wastewater system revenues, which excludes previously recovered infrastructure surcharges of approximately $13 million, based on an authorized return on equity of 9.80%, a common equity ratio of 51.00% and a debt ratio of 49.00%. As of March 5, 2026, the West Virginia subsidiary’s view of its authorized rate base, which was not stated in the general rate case order, is approximately $1.1 billion. The increased water and wastewater revenues related to this base rate adjustment are being driven primarily by approximately $239 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case and through February 2026. The new water and wastewater rates became effective as of March 1, 2026.
On February 26, 2026, the Public Service Commission of Maryland (the “MDPSC”) issued an order approving the joint settlement of the general rate case filed on August 1, 2025, by the Company’s Maryland subsidiary. A joint stipulation and settlement agreement by and among the Maryland subsidiary, the Office of People’s Counsel, and the Staff of the MDPSC was filed with the MDPSC on January 22, 2026. The general rate case order approves a consolidated annualized increase in water revenues of approximately $2 million, with approximately $1 million of the increase to be included in rates effective concurrently with the date of the general rate case order, and the remainder effective January 1, 2027. The Maryland subsidiary’s view of its return on equity, common equity ratio and debt ratio (each of which is based on the information included in the general rate case order and the joint stipulation and settlement agreement, but was not disclosed therein), is 9.75%, 52.32% and 47.68%, respectively. The annualized incremental revenue is driven primarily by approximately $22 million of capital investments completed by the Maryland subsidiary since its last general rate case approval in 2019.
On December 5, 2024, the California Public Utilities Commission (the “CPUC”) approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. On September 19, 2025, the California subsidiary filed a petition to modify the CPUC order, seeking clarification from the CPUC on the method used to calculate the Conservation Adjustment for Rate Tier Designs (“CART”), specifically for the California subsidiary’s Monterey service area. The CART is a ratemaking mechanism that allows the Company to recover, in subsequent periods, a portion of the impact on operating revenues as a result of implementing customer rates structured to promote conservation usage. On October 20, 2025, the California Public Advocate submitted a response opposing the California subsidiary’s request and stating the request should instead be addressed in the California subsidiary’s pending base rate case. On October 30, 2025, the California subsidiary filed a reply to the California Public Advocate’s response, which underscored the need for clarity on the CART calculation. The California subsidiary expects resolution of the petition to modify later in 2026.
Pending General Rate Case Filings
On January 27, 2026, the Company’s Illinois subsidiary filed a request with the Illinois Commerce Commission (the “ICC”) to adjust its water and wastewater rates. The filing seeks a two-step rate increase in aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $119 million effective January 1, 2027, based on a future test year through December 31, 2027 and a capital structure with an equity component of 52.42% and a debt component of 47.58%, and (ii) approximately $15 million effective January 1, 2028, based on a future test year to include end-of-period rate base and a capital structure with an equity component of 52.74% and a debt component of 47.26%, in each case, exclusive of infrastructure surcharges. The request is driven primarily by approximately $577 million in capital investments made and to be made by the Illinois subsidiary from January 2026 through December 2027. The request must be approved by the ICC.
On January 16, 2026, the Company’s New Jersey subsidiary filed a request with the New Jersey Board of Public Utilities (the “NJBPU”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $146 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 55.18% and a debt component of 44.82%. On April 24, 2026, as part of the standard process to update the filing for actual costs incurred, the New Jersey subsidiary filed an update with the NJBPU to its request originally filed on January 16, 2026. The updated request seeks aggregate annualized incremental revenue of approximately $139 million, with the reduction primarily driven by the removal of the impacts of CAMT from rate base as a result of Internal Revenue Service Notice 2026-7 issued in February 2026. The requested annualized incremental revenue is driven primarily by an estimated $1.4 billion of capital investments completed and planned by the New Jersey subsidiary through December 2026. The filing is subject to the approval of the NJBPU.

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
On November 3, 2025, the Company’s Virginia subsidiary filed a request with the Virginia State Corporation Commission (the “SCC”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $22 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 51.79%. The requested annualized incremental revenue is driven primarily by an estimated $115 million of capital investments completed and planned by the Virginia subsidiary from May 2025 through April 2027. The filing is subject to the approval of the SCC. Interim rates will be effective May 2, 2026, with the difference between interim and final approved rates subject to refund to customers.
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. On October 13, 2025, the California subsidiary filed its 100-day update for the same proceeding and updated the request to $62 million compared to authorized 2025 revenue, and a total increase in revenue over the 2027 to 2029 period of $110 million. Subsequent to the filing of the update, the California subsidiary adjusted its authorized rates effective January 1, 2026, which revised its net increase proposed for the test year 2027 to $51 million above 2026 expected revenues. The requested annualized incremental revenue is driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary through 2025 to 2028. If approved by the CPUC, the new rates would take effect on January 1, 2027. The application also requests approval of a Fixed Cost Recovery Account, which is intended to be a full decoupling mechanism that would allow the California subsidiary to recover authorized fixed costs, regardless of sales volume, while also providing incentives, via progressive conservation-oriented rate design, for customers to use water more efficiently.
Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that became effective during 2026:

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
Pennsylvania	(a)	$18
Indiana	March 18, 2026	15
West Virginia	March 1, 2026	2
Missouri	March 1, 2026	13
Illinois	January 1, 2026	5
Total infrastructure surcharge authorizations		$53
(a)In 2026, $11 million was effective January 1 and $7 million was effective April 1.
Pending Infrastructure Surcharge Filings
On March 3, 2026, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $18 million in additional annualized revenues.

Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues	$1,207	$1,142
Operating expenses:
Operation and maintenance	493	468
Depreciation and amortization	237	216
General taxes	86	87
Total operating expenses, net	816	771
Operating income	391	371
Other (expense) income:
Interest expense	(163)	(144)
Interest income	12	22
Non-operating benefit costs, net	5	4
Other, net	14	17
Total other (expense) income	(132)	(101)
Income before income taxes	259	270
Provision for income taxes	63	65
Net income attributable to common shareholders	$196	$205
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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues	$1,111	$1,049
Operation and maintenance	417	395
Depreciation and amortization	234	213
General taxes	82	81
Other (expense) income	(109)	(99)
Provision for income taxes	61	60
Net income attributable to common shareholders	$208	$201

Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Water services:
Residential	$593	$560
Commercial	229	212
Fire service	48	45
Industrial	48	45
Public and other	70	67
Total water services	988	929
Wastewater services:
Residential	74	68
Commercial	22	18
Industrial	2	5
Public and other	9	10
Total wastewater services	107	101
Other (a)	16	19
Total operating revenues	$1,111	$1,049
(a)Includes other operating revenues consisting primarily of alternative revenue programs, miscellaneous utility charges, fees and rents.

	For the Three Months Ended March 31,
(Gallons in millions)	2026	2025
Billed water services volumes:
Residential	34,511	34,691
Commercial	17,553	17,197
Industrial	9,160	8,654
Fire service, public and other	11,952	12,392
Total billed water services volumes	73,176	72,934
For the three months ended March 31, 2026, operating revenues increased $62 million primarily due to increases of $56 million from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states and a $6 million increase from water and wastewater acquisitions, as well as organic growth in existing systems.
Operation and Maintenance
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Employee-related costs	$153	$149
Production costs	117	106
Operating supplies and services	76	72
Maintenance materials and supplies	28	29
Customer billing and accounting	24	20
Other	19	19
Total operation and maintenance expense	$417	$395

For the three months ended March 31, 2026, operation and maintenance expense increased $22 million due to increased production costs primarily from higher purchased water cost and usage and increased purchased power and chemicals costs. In addition, operation and maintenance expense was higher due to increased employee-related costs, increased customer billing and accounting costs from an increase in customer uncollectible expense and increased operating supplies and services costs primarily from higher technology related costs.
Depreciation and Amortization
For the three months ended March 31, 2026, depreciation and amortization increased $21 million primarily due to additional utility plant placed in service from capital infrastructure investments.
Other Expenses
For the three months ended March 31, 2026, other expenses increased $10 million primarily due to higher interest expense from the issuance of incremental long-term debt.
Provision for Income Taxes
For the three months ended March 31, 2026, the Regulated Businesses’ provision for income taxes increased $1 million. The Regulated Businesses’ effective income tax rate was 22.7% and 23.0% for the three months ended March 31, 2026 and 2025, respectively.
Other
Presented in the table below is information for Other:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Operating revenues	$96	$93
Operation and maintenance	76	73
Depreciation and amortization	3	3
General taxes	4	6
Interest expense	(37)	(30)
Interest income	11	21
Other income	3	7
Provision for income taxes	2	5
Net (loss) income attributable to common shareholders	$(12)	$4
Interest expense
For the three months ended March 31, 2026, interest expense increased $7 million primarily due to the issuance of incremental long-term debt in the prior period.
Interest income
For the three months ended March 31, 2026, interest income decreased $10 million primarily due to the repayment of the secured seller promissory note in February 2026. See Note 5—Mergers, Acquisitions and Divestitures—Secured Seller Promissory Note from the Sale of Homeowner Services Group, in the Notes to Consolidated Financial Statements for additional information.
Legislative Updates
During 2026, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of April 29, 2026:
•Indiana passed Senate Bill 241, which enables water and wastewater utilities to recover certain power and chemical costs if they rise or decrease within a 3% margin after a two-year period from the date of the eligible utility’s most recent rate case order. Legislation was signed by the Governor on March 6, 2026, and will become effective on July 1, 2026.
•Iowa passed Senate File 2304, which authorizes the Iowa Utilities Commission to approve alternative ratemaking mechanisms allowing investor-owned water and wastewater utilities to timely adjust rates for costs associated with qualifying system enhancement infrastructure investments outside of traditional rate cases. Legislation is awaiting action by the Governor and will become effective on July 1, 2026.

•Maryland passed House Bill 1164, which authorizes the MDPSC to extend existing limited-income customer assistance provisions to water and sewage disposal companies, authorizes the adoption of MDPSC approved limited-income mechanisms and requires the MDPSC to study the feasibility of mandating such mechanisms for these utilities. Legislation is awaiting action by the Governor and will become effective on July 1, 2026.
•Virginia passed House Bill 770, which allows a public utility engaged in the business of furnishing water or sewerage facilities to propose, and the SCC to approve, rates and tariff provisions that provide discounted service to customers with an annual household income equal to or less than 200 percent of the federal poverty level. The discounted service program may include a tiered discount structure, and the utility may recover the costs of providing such discounted service through its base and general rates for service. Legislation was signed by the Governor on April 6, 2026, and will become effective on January 1, 2027.
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
As such, the Regulated Businesses are periodically subject to condemnation proceedings in the ordinary course of business. For example, the Monterey system assets of Cal Am are the subject of a condemnation lawsuit filed by the Monterey Peninsula Water Management District (the “MPWMD”) stemming from a November 2018 public ballot initiative. For more information on this matter, see Note 11—Commitments and Contingencies—Proposed Acquisition of Monterey System Assets — Potential Condemnation in the Notes to Consolidated Financial Statements.
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
Tax Matters
On February 18, 2026, the Internal Revenue Service issued Notice 2026-7, providing additional CAMT guidance that, among other changes, allows tax repairs to be deducted when calculating the CAMT liability and allows retroactive reliance for companies to file amended returns and recover CAMT already paid. As a result of this guidance, the Company does not expect to be in a CAMT liability position. As of March 31, 2026, previously recorded current and deferred tax amounts relating to CAMT have been adjusted in the Company’s Consolidated Financial Statements to reflect the revised calculation and refund claim status including the reversal of the $200 million CAMT credit carryforward outstanding as of December 31, 2025. Also, as of March 31, 2026, the Company recognized additional uncertain tax liabilities of $50 million and interest of $2 million, as the CAMT credit carryforward is no longer available for offset. The Company will continue to evaluate CAMT applicability on a prospective basis.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.
Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, issuances of commercial paper and equity and, if and to the extent necessary, borrowings under the revolving credit facility of American Water Capital Corp (“AWCC”), the Company’s wholly owned finance subsidiary.

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
On April 1, 2026, AWCC completed the sale of $700 million aggregate principal amount of its 5.200% Senior Notes due 2036. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $695 million. AWCC intends to use the net proceeds of the offering (i) to lend funds to American Water and the Regulated Businesses; (ii) to repay commercial paper obligations of AWCC; and (iii) for general corporate purposes.
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
As of March 31, 2026, the Company did not receive any proceeds from the sale of its common stock connected to the Forward Sale Agreements. The Company estimates that it will receive total net proceeds of approximately $1,131 million, before deducting estimated offering expenses, subject to the price adjustment and other provisions of the Forward Sale Agreements, in the event of full physical settlement of all of the Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements were classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of 3.625% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”). The Exchangeable Notes will mature on June 15, 2026, unless earlier exchanged or repurchased, and are included in Current portion of long-term debt on the Consolidated Balance Sheets.
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
Presented in the tables below are the aggregate credit facility commitment, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of March 31, 2026
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,367)	(84)	(1,451)
Remaining availability as of March 31, 2026	$1,233	$66	$1,299
(a)Total remaining availability of $1.3 billion as of March 31, 2026, was accessible through revolver draws.

	As of December 31, 2025
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,590)	(84)	(1,674)
Remaining availability as of December 31, 2025	$1,010	$66	$1,076
(a)Total remaining availability of $1.1 billion as of December 31, 2025, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of March 31, 2026, and December 31, 2025, respectively:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of March 31, 2026	$137	$1,299	$1,436
Available liquidity as of December 31, 2025	$98	$1,076	$1,174
The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.07% and 3.89% at March 31, 2026, and December 31, 2025, respectively.
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
As of March 31, 2026, the Company had entered into five treasury lock agreements, with a term of 30 years and an aggregate notional amount totaling $175 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in September 2026 and have an average fixed interest rate of 4.86%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
In March 2026, the Company terminated 10 treasury lock agreements designated as cash flow hedges, with a term of 10 years and an aggregate notional amount totaling $600 million, realizing a pre-tax net gain of $3 million recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a 10-year period, in accordance with the tenor of the notes issued on April 1, 2026.
No ineffectiveness was recognized on hedging instruments for the three months ended March 31, 2026 or 2025.

Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Net income	$196	$205
Add (less):
Depreciation and amortization	237	216
Deferred income taxes and amortization of investment tax credits	231	16
Other non-cash activities (a)	—	(13)
Changes in assets and liabilities (b)	(348)	(82)
Pension contributions	(11)	(11)
Net cash provided by operating activities	$305	$331
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net.
(b)Changes in assets and liabilities include changes to receivables and unbilled revenues, income tax receivable, accounts payable and accrued liabilities, accrued taxes and other assets and liabilities, net.
For the three months ended March 31, 2026, cash flows provided by operating activities decreased $26 million, due to normal business operations, primarily relating to changes in receivables and unbilled revenues, accounts payable and accrued liabilities and other assets and liabilities. As a result of Notice 2026-7 issued by the Internal Revenue Service, previously recorded current and deferred tax amounts relating to CAMT have been adjusted and offset in Deferred income taxes and amortization of investment tax credits and changes in assets and liabilities.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Capital expenditures	$(659)	$(548)
Acquisitions, net of cash acquired	(20)	(3)
Proceeds from secured seller promissory note from the sale of the Homeowner Services Group	795	—
Removal costs from property, plant and equipment retirements, net	(40)	(29)
Purchases of available-for-sale fixed-income securities	—	(27)
Proceeds from sales and maturities of available-for-sale fixed-income securities	17	39
Net cash provided by (used in) investing activities	$93	$(568)
For the three months ended March 31, 2026, cash flows provided by investing activities increased $661 million, primarily due to proceeds from the HOS secured seller promissory note repaid in February 2026, partially offset by increased payments for capital expenditures. The Company currently plans to invest approximately $3.7 billion on growth through capital investment in infrastructure and acquisitions in the Regulated Businesses in 2026.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Three Months Ended March 31,
(In millions)	2026	2025
Proceeds from long-term debt, net of discount	$7	$810
Repayments of long-term debt	(3)	(531)
Net short-term (repayments) borrowings with original maturities less than three months	(222)	120
Debt issuance costs	—	(5)
Dividends paid	(162)	(149)
Other financing activities, net (a)	14	9
Net cash (used in) provided by financing activities	$(366)	$254
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the three months ended March 31, 2026, cash flows used in financing activities increased $620 million, primarily due to lower issuances of long-term debt, net repayments of short-term commercial paper compared to net borrowings in the prior period and higher dividend payments, partially offset by lower repayments of long-term debt.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On March 31, 2026, the Company’s ratio was 0.59 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of April 29, 2026, as issued by Moody’s Ratings on January 29, 2026, and S&P Global Ratings on June 6, 2025:

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
Application of Critical Accounting Policies and Estimates
The financial condition of the Company, results of operations and cash flows, as reflected in the Company’s Consolidated Financial statements, are impacted by the methods, assumptions and estimates used in the application of critical accounting policies. See Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates in the Company’s Form 10-K for a discussion of its critical accounting policies. There have been no material changes to the Company’s critical accounting estimates since the filing of the Company’s Form 10-K. Additionally, see Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for updates, if any, to the significant accounting policies previously disclosed in the Company’s Form 10-K.
Recent Accounting Standards
See Note 2—Significant Accounting Policies in the Notes to Consolidated Financial Statements for a description of new accounting standards recently adopted or pending adoption.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk in the normal course of business, including changes in commodity prices, equity prices and interest rates. For further discussion of its exposure to market risk, see Part II, Item 7A—Quantitative and Qualitative Disclosures about Market Risk in the Company’s Form 10-K. There have been no significant changes to the Company’s exposure to market risk since December 31, 2025.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Approvals for Use of Outfall for Water Supply Project Brine Discharge (formerly Regional Water Quality Control Board Approval of NPDES Permit Amendment)
On March 30, 2026, Monterey One Water, owner of the outfall through which the Water Supply Project proposes to discharge brine, approved the submission of an application to the Coastal Commission for a coastal development permit to construct modifications to the outfall to accommodate the brine.
Dunbar, West Virginia Class Action Litigation Settlement
The deadline for claims submissions in this matter was August 25, 2025, and on October 10, 2025, WVAWC made its payments for attorney fees, costs and other expenses under the court’s order granting final approval of the class settlement.
Mountaineer Gas Company Main Break
On November 14, 2025, the Ruffin and Toliver plaintiffs jointly filed for class certification, and a hearing on that motion was held on April 17, 2026. The court also ordered mediation, which took place in March 2026 and was unsuccessful. There is currently no trial date set for these class action lawsuits.
PFAS Multi-District Litigation
As of March 31, 2026, the Company has received settlement payments from defendants 3M Company. DuPont de Nemours, Inc. and Tyco Fire Products LP totaling $185 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of March 31, 2026, regulatory approvals for such treatment have been obtained with respect to all of the Company’s utility subsidiaries that are parties to the MDL for which such treatment is sought, except three, two of which have been denied, and one of which remains pending. When and as received, funds received by the Company are being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL after approval or denial is received from the applicable PUCs. As of March 31, 2026, approximately $79 million of the escrowed funds were transferred from the law firm escrow account for distribution to utility subsidiaries that have received approval. The Company anticipates that, during the remainder of 2026, it may receive one or more additional settlement payments from the defendants in the MDL.
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
The Company did not repurchase shares of common stock during the three months ended March 31, 2026. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through March 31, 2026, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company’s directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

4.2
Officers’ Certificate of American Water Capital Corp., dated April 1, 2026, establishing the 5.200% Senior Notes due 2036 (incorporated by reference to Exhibit 4.1 to American Water Works Company Inc.’s Current Report on Form 8-K, File No. 001-34028, filed April 1, 2026).

Exhibit Number	Exhibit Description
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

*10.3	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Restricted Stock Unit Grant.
*10.4	Form of American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Restricted Stock Unit Grant (for CEO, COO and CFO).
*10.5	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Performance Stock Unit Grant Form A-1.
*10.6	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Performance Stock Unit Grant Form A-2 (for CEO, COO and CFO).
*10.7	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Performance Stock Unit Grant Form B-1.
*10.8	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Performance Stock Unit Grant Form B-2 (for CEO, COO and CFO).
*10.9	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Performance Stock Unit Grant Form C-1.
*10.10	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Performance Stock Unit Grant Form C-2 (for CEO, COO and CFO).
*22.1	Guaranteed Securities.
*31.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April, 2026.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ JOHN C. GRIFFITH
John C. Griffith President and Chief Executive Officer (Principal Executive Officer)
By	/s/ DAVID M. BOWLER
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)