Form 10-Q
period 2026-06-30
American Water Works Company, Inc.
filed 2026-07-29
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 20, 2026
Common Stock, par value $0.01 per share	198,728,989

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
i

FORWARD-LOOKING STATEMENTS
Statements included in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and in other sections of this Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. In some cases, these forward-looking statements can be identified by words with prospective meanings such as “intend,” “plan,” “estimate,” “believe,” “anticipate,” “expect,” “predict,” “project,” “propose,” “assume,” “forecast,” “likely,” “uncertain,” “outlook,” “future,” “pending,” “goal,” “objective,” “potential,” “continue,” “seek to,” “may,” “can,” “should,” “will” and “could” or the negative of such terms or other variations or similar expressions. Forward-looking statements may relate to, among other things: the Company’s future financial performance, liquidity and cash flows; the timing and amount of rate and revenue adjustments, including through general rate case filings, filings for infrastructure surcharges and other governmental agency authorizations and proceedings, and filings to address regulatory lag; the Company’s ability to execute its current and long-term business, operational, capital expenditures and growth plans and strategies; the timing and outcome of current, future or completed acquisition activity (including, without limitation, the merger agreement with Essential Utilities, Inc. (“Essential”) and the acquisition of systems formerly owned indirectly by Nexus Water Group, Inc.), and the ability to achieve organic customer growth; the ability of the Company’s California subsidiary to obtain adequate alternative water supplies in lieu of diversions from the Carmel River; the amount, allocation and timing of projected capital expenditures and related funding requirements; the Company’s ability to repay or refinance debt; the future impacts of increased or increasing financing costs, inflation and interest rates; the Company’s ability to finance current and projected operations, capital expenditure needs and growth initiatives by accessing the debt and equity capital markets and sources of short-term liquidity; the future settlement or settlements of the Forward Sale Agreements described herein, adjustments to the forward sale price thereunder, and the amount of and the intended use of net proceeds from any such future settlement or settlements; the outcome and impact on the Company of governmental and regulatory investigations, class action lawsuits, and other litigation and legal proceedings, and related potential fines, penalties and other sanctions; the ability to meet or exceed the Company’s stated environmental and sustainability goals, including its greenhouse gas (“GHG”) emission reduction, water delivery efficiency and water system resiliency goals; the ability to complete, and the timing and efficacy of, the design, development, implementation and improvement of technology and other strategic initiatives; the Company’s ability to comply with new and changing environmental regulations; the ability to capitalize on existing or future utility privatization opportunities; trends in the water and wastewater industries in which the Company operates, including macro trends with respect to the Company’s efforts and projects related to customer, technology and work efficiency and execution; regulatory, legislative, tax policy or legal developments; and impacts that future significant tax legislation, and the imposition, utilization or change in various economic tariffs (or any attempt or effort to do so), may have on the Company and on its business, results of operations, cash flows and liquidity.
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
•in addition to the foregoing, various risks and other uncertainties following the acquisition of certain water and wastewater systems from a subsidiary of Nexus Water Group, Inc., including:

•the final amount of the rate base of the acquired operations, and the amount of post-closing adjustments to the purchase price, if any, as contemplated by the acquisition agreement; and
•the various impacts and effects of the completion of, or actions taken by the Company to complete, the acquisition, on the Company’s operations, strategy, guidance, expectations and plans with respect to its Regulated Businesses (considered individually or together as a whole), its current or future capital expenditures, its current and future debt and equity capital needs, dividends, earnings (including earnings per share), growth, future regulatory outcomes, expectations with respect to rate base growth, and other financial and operational goals, plans, estimates and projections;
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
•the use by municipalities of the power of eminent domain or other authority to condemn the systems of one or more of the Company’s utility subsidiaries, including without limitation litigation, complaints and other proceedings with respect to the water system assets of the Company’s California subsidiary (“Cal Am”) located in Monterey, California (the “Monterey system assets”), or the assertion by private landowners of similar rights against such utility subsidiaries;
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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Property, plant and equipment	$39,544	$37,955
Accumulated depreciation	(7,627)	(7,379)
Property, plant and equipment, net	31,917	30,576
Current assets:
Cash and cash equivalents	191	98
Restricted funds	18	21
Accounts receivable, net of allowance for uncollectible accounts of $65 and $58, respectively	432	395
Income tax receivable	122	9
Unbilled revenues	512	433
Materials and supplies	110	112
Secured seller promissory note from the sale of the Homeowner Services Group	—	795
Other	324	328
Total current assets	1,709	2,191
Regulatory and other long-term assets:
Regulatory assets	1,176	1,132
Operating lease right-of-use assets	81	85
Goodwill	1,282	1,156
Other	288	302
Total regulatory and other long-term assets	2,827	2,675
Total assets	$36,453	$35,442
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	June 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 204,215,977 and 200,605,170 shares issued, respectively)	$2	$2
Paid-in-capital	9,140	8,642
Retained earnings	2,911	2,575
Accumulated other comprehensive income	8	6
Treasury stock, at cost (5,487,769 and 5,428,008 shares, respectively)	(396)	(388)
Total common shareholders' equity	11,665	10,837
Long-term debt	14,043	12,777
Redeemable preferred stock at redemption value	3	3
Total long-term debt	14,046	12,780
Total capitalization	25,711	23,617
Current liabilities:
Short-term debt	1,499	1,588
Current portion of long-term debt	446	1,479
Accounts payable	326	378
Accrued liabilities	555	830
Accrued taxes	84	134
Accrued interest	147	140
Other	212	198
Total current liabilities	3,269	4,747
Regulatory and other long-term liabilities:
Advances for construction	481	435
Deferred income taxes and investment tax credits	3,456	3,190
Regulatory liabilities	1,416	1,416
Operating lease liabilities	70	74
Accrued pension expense	152	167
Other	223	166
Total regulatory and other long-term liabilities	5,798	5,448
Contributions in aid of construction	1,675	1,630
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$36,453	$35,442
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating revenues	$1,355	$1,276	$2,562	$2,418
Operating expenses:
Operation and maintenance	481	480	974	948
Depreciation and amortization	240	221	477	437
General taxes	92	86	178	173
Total operating expenses, net	813	787	1,629	1,558
Operating income	542	489	933	860
Other (expense) income:
Interest expense	(167)	(151)	(330)	(295)
Interest income	3	22	15	44
Non-operating benefit costs, net	5	4	10	8
Other, net	22	12	36	29
Total other (expense) income	(137)	(113)	(269)	(214)
Income before income taxes	405	376	664	646
Provision for income taxes	90	87	153	152
Net income attributable to common shareholders	$315	$289	$511	$494

Basic earnings per share:
Net income attributable to common shareholders	$1.61	$1.48	$2.61	$2.53
Diluted earnings per share:
Net income attributable to common shareholders	$1.61	$1.48	$2.61	$2.53
Weighted-average common shares outstanding:
Basic	196	195	196	195
Diluted	196	195	196	195
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$315	$289	$511	$494
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for the three and six months ended June 30, 2026 and 2025	—	1	—	1
Unrealized (loss) gain on cash flow hedges, net of tax of $(1) and $1 for the three months ended June 30, 2026 and 2025, respectively, and $0 and $(2) for the six months ended June 30, 2026 and 2025, respectively	(1)	3	1	(5)
Unrealized gain (loss) on available-for-sale fixed-income securities, net of tax of $0 for the three months ended June 30, 2026 and 2025, and $0 and $(1) for the six months ended June 30, 2026 and 2025, respectively	1	(1)	1	(3)
Net other comprehensive income (loss)	—	3	2	(7)
Comprehensive income attributable to common shareholders	$315	$292	$513	$487
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$511	$494
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	477	437
Deferred income taxes and amortization of investment tax credits	294	51
Provision for losses on accounts receivable	22	19
Pension and non-pension postretirement benefits	(4)	(2)
Other non-cash, net	(32)	(36)
Changes in assets and liabilities:
Receivables and unbilled revenues	(132)	(146)
Income tax receivable	(113)	—
Pension contributions	(22)	(22)
Accounts payable and accrued liabilities	(77)	(59)
Accrued taxes	(46)	(42)
Other assets and liabilities, net	29	(62)
Net cash provided by operating activities	907	632
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,519)	(1,281)
Acquisitions, net of cash acquired	(346)	(13)
Proceeds from secured seller promissory note from the sale of the Homeowner Services Group	795	—
Removal costs from property, plant and equipment retirements, net	(89)	(71)
Purchases of available-for-sale fixed-income securities	—	(35)
Proceeds from sales and maturities of available-for-sale fixed-income securities	32	60
Net cash used in investing activities	(1,127)	(1,340)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	1,293	876
Repayments of long-term debt	(1,061)	(606)
Proceeds from the issuance of common stock	476	—
Net short-term (repayments) borrowings with original maturities less than three months	(89)	710
Advances and contributions in aid of construction, net of refunds of $15 and $16 for the six months ended June 30, 2026 and 2025, respectively	37	35
Debt issuance costs	(9)	(7)
Dividends paid	(336)	(311)
Other, net	(2)	6
Net cash provided by financing activities	309	703
Net increase (decrease) in cash, cash equivalents and restricted funds	89	(5)
Cash, cash equivalents and restricted funds at beginning of period	139	140
Cash, cash equivalents and restricted funds at end of period	$228	$135
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$278	$299
Acquisition financed by treasury stock	$—	$7
Non-cash financing activity:
Settlements of long-term debt	$—	$27
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2025	200.6	$2	$8,642	$2,575	$6	(5.4)	$(388)	$10,837
Net income attributable to common shareholders	—	—	—	196	—	—	—	196
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(8)	2
Net other comprehensive income	—	—	—	—	2	—	—	2
Balance as of March 31, 2026	200.8	$2	$8,652	$2,771	$8	(5.5)	$(396)	$11,037
Net income attributable to common shareholders	—	—	—	315	—	—	—	315
Common stock issuances (a)	3.4	—	488	—	—	—	—	488
Dividends ($0.8950 declared per common share)	—	—	—	(175)	—	—	—	(175)
Balance as of June 30, 2026	204.2	$2	$9,140	$2,911	$8	(5.5)	$(396)	$11,665
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2024	200.4	$2	$8,598	$2,112	$12	(5.5)	$(392)	$10,332
Net income attributable to common shareholders	—	—	—	205	—	—	—	205
Common stock issuances (a)	0.1	—	13	—	—	—	(6)	7
Net other comprehensive loss	—	—	—	—	(10)	—	—	(10)
Balance as of March 31, 2025	200.5	$2	$8,611	$2,317	$2	(5.5)	$(398)	$10,534
Net income attributable to common shareholders	—	—	—	289	—	—	—	289
Common stock issuances (a)	—	—	10	—	—	—	—	10
Acquisitions via treasury stock	—	—	—	—	—	—	7	7
Net other comprehensive income	—	—	—	—	3	—	—	3
Dividends ($0.8275 declared per common share)	—	—	—	(161)	—	—	—	(161)
Balance as of June 30, 2025	200.5	$2	$8,621	$2,445	$5	(5.5)	$(391)	$10,682
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of June 30, 2026, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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
Note 2: Significant Accounting Policies
New Accounting Standards
Presented in the table below is the new accounting standard that was adopted by the Company in 2026:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Induced Conversions of Convertible Debt Instruments	The guidance in this standard clarifies the requirements for determining whether to account for certain settlements of convertible debt instruments as induced conversions or extinguishments. The guidance requires an entity to account for a settlement as an induced conversion if the inducement offer includes the issuance of all of the consideration issuable under the conversion privileges provided in the terms of the existing convertible debt instrument.	January 1, 2026	Prospective	The standard did not have an impact on the Consolidated Financial Statements.

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of June 30, 2026; recently issued accounting standards not presented below were determined to be not applicable, or not material, to the Company:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Income Statement Disaggregation	The guidance in this standard enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	Annual periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027	Prospective, with retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Internal-Use Software	The guidance in this standard removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	Annual periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods	Prospective, with a modified transition or retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Government Grants Received by Business Entities	Introduces authoritative GAAP guidance for accounting and disclosure of government grants received by business entities, addressing the previous lack of specific guidance and reducing diversity in practice. The standard requires grants to be recognized when compliance with conditions is probable and receipt is likely, and allows presentation either as deferred income or as a reduction of related costs.	Annual periods beginning after December 15, 2028 and interim reporting periods within those annual reporting periods	Modified prospective, modified retrospective, or retrospective applications are permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Environmental Credits and Environmental Credit Obligations	Establishes a comprehensive and consistent accounting model for environmental credits and related compliance obligations, an area that previously relied on diverse GAAP analogies. The standard requires entities to recognize environmental credits as assets (measured at cost by default) and to recognize environmental credit obligations as liabilities when incurred based on regulatory or contractual requirements. The standard also clarifies that credits and obligations are accounted for separately, even if they economically offset, and introduces enhanced disclosure requirements about the nature, measurement, and activity of these balances.	Annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods	Retrospective	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Property, Plant and Equipment
The New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The Company was qualified to receive the tax credits over a 10-year period commencing in 2019.
In May 2026, the NJEDA issued to the Company the utilization certificate for the 2024 tax credits in the amount of $15 million. The Company sold the tax credits to an external party for $14 million. As of June 30, 2026, the Company had current assets of $16 million included in Other and $48 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2025 through 2028 tax credits. As of December 31, 2025, the Company had current assets of $15 million included in Other and $64 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2024 through 2028 tax credits. The Company has made the necessary annual filing for the year ended December 31, 2025. The submitted filing is under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2025 tax credits in 2027.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended June 30:

	2026	2025
Cash and cash equivalents	$191	$94
Restricted funds	18	17
Restricted funds included in other long-term assets	19	24
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$228	$135

Allowance for Uncollectible Accounts
An allowance for uncollectible accounts is maintained for estimated expected credit losses resulting from the Company’s inability to collect receivables from customers. Accounts that are outstanding longer than the payment terms are considered past due. A number of factors are considered in determining the allowance for uncollectible accounts, including the length of time receivables are past due, previous loss history, current economic and societal conditions and reasonable and supportable forecasts that affect the collectability of receivables from customers. The Company generally writes off accounts when they become uncollectible or are over a certain number of days outstanding.
Presented in the table below are the changes in the allowance for uncollectible accounts for the six months ended June 30:

	2026	2025
Balance as of January 1	$(58)	$(53)
Amounts charged to expense	(22)	(19)
Amounts written off	15	16
Balance as of June 30	$(65)	$(56)
Note 3: Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2026. The amounts include reductions for the amortization of the excess accumulated deferred income taxes that are generally offset in income tax expense.

	Effective Date	Amount
General rate cases by state:
Pennsylvania	August 13, 2026	$75
West Virginia	March 1, 2026	20
Maryland	February 26, 2026	2
California, Attrition Increase (a)	January 1, 2026	14
Total general rate case authorizations		$111
(a)The effective annualized incremental revenue increase for the 2026 attrition year was finalized through the standard Advice Letter process with the California Public Utilities Commission in January 2026.
On July 27, 2026, the Pennsylvania Public Utilities Commission (the “PaPUC”) released an order approving the adjustment of base rates pursuant to a general rate case filed by the Company’s Pennsylvania subsidiary on November 14, 2025. The PaPUC approved a $75 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding infrastructure surcharges of $24 million, based on an authorized return on equity of 9.55%, a common equity ratio of 54.23% and a long-term debt ratio of 45.77%, and authorized rate base of $6.6 billion, which reflects approximately $1.2 billion of capital investments to be made through mid-2027. The new rates will take effect on August 13, 2026.
On March 5, 2026, the Public Service Commission of West Virginia (the “WVPSC”) issued an amended order that approves the adjustment of the Company’s West Virginia subsidiary’s base rates requested in a general rate case filed on May 5, 2025. The general rate case order approved an annualized increase of approximately $20 million in water and wastewater system revenues, which excludes previously recovered infrastructure surcharges of approximately $13 million, based on an authorized return on equity of 9.80%, a common equity ratio of 51.00% and a debt ratio of 49.00%. As of March 5, 2026, the West Virginia subsidiary’s view of its authorized rate base, which was not stated in the general rate case order, is approximately $1.1 billion. The increased water and wastewater revenues related to this base rate adjustment are being driven primarily by approximately $239 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case and through February 2026. The new water and wastewater rates became effective as of March 1, 2026.

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
Pending General Rate Case Filings
On July 1, 2026, the Company’s Missouri subsidiary filed a request with the Missouri Public Service Commission for new water and wastewater rates. The request seeks annualized incremental revenue of $179 million, excluding infrastructure surcharges of $32 million. The request is based on a return on equity of 10.50% and a capital structure with an equity component of 50.30% and a long-term debt component of 49.70%. The requested annualized incremental revenue is driven primarily by approximately $1.6 billion of incremental capital investments completed and planned by the Missouri subsidiary from June 2025 through May 2028, the forecasted future test period. The Missouri subsidiary anticipates that new rates will take effect in June 2027. Pursuant to statutory requirements, the Missouri subsidiary will implement subsequent rate adjustments following the conclusion of the future test year based on required reconciliations, subject to regulatory approval.
On May 15, 2026, the Company’s Kentucky subsidiary filed a request with the Kentucky Public Service Commission (the “KPSC”) to adjust its water rates. As filed, the request seeks aggregate annualized incremental revenues of $18 million. The Kentucky subsidiary intends to put interim rates into effect beginning on December 14, 2026. The difference between the interim rates and final approved rates will be subject to refund. The request is based on a proposed return on equity of 10.75% and a proposed capital structure with a common equity component of 52.29% and a non-equity component of 47.71%. The requested annualized incremental revenue is driven primarily by approximately $108 million of capital to be invested between January 2027 and December 2027. The request is subject to approval by the KPSC, and the general rate case is expected to be completed by the end of the first quarter of 2027.
On January 27, 2026, the Company’s Illinois subsidiary filed a request with the Illinois Commerce Commission (the “ICC”) to adjust its water and wastewater rates. The filing seeks a two-step rate increase in aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $119 million effective January 1, 2027, based on a future test year through December 31, 2027 and a capital structure with an equity component of 52.42% and a debt component of 47.58%, and (ii) approximately $15 million effective January 1, 2028, based on a future test year to include end-of-period rate base and a capital structure with an equity component of 52.74% and a debt component of 47.26%, in each case, exclusive of infrastructure surcharges. On June 23, 2026, as part of the standard rebuttal process, the Illinois subsidiary filed an update with the ICC to its request originally filed on January 27, 2026. The updated request seeks aggregate annualized incremental revenue of approximately $107 million effective January 1, 2027, with the reduction primarily driven by the removal of the impacts of the corporate alternative minimum tax (“CAMT”) from rate base as a result of Internal Revenue Service Notice 2026-7 issued in February 2026. The second step increase of $15 million proposed effective January 1, 2028, was unchanged. The request is driven primarily by approximately $577 million in capital investments made and to be made by the Illinois subsidiary from January 2026 through December 2027. The request must be approved by the ICC.

On January 16, 2026, the Company’s New Jersey subsidiary filed a request with the New Jersey Board of Public Utilities (the “NJBPU”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $146 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 55.18% and a debt component of 44.82%. On July 27, 2026, as part of the standard process to update the filing for actual costs incurred, the New Jersey subsidiary filed an update with the NJBPU to its request originally filed on January 16, 2026 and updated on April 24, 2026. The updated request seeks aggregate annualized incremental revenue of approximately $145 million, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 54.00% and a debt component of 46.00%. The requested annualized incremental revenue is driven primarily by an estimated $1.4 billion of capital investments completed and planned by the New Jersey subsidiary through December 2026. The filing is subject to the approval of the NJBPU.
On November 3, 2025, the Company’s Virginia subsidiary filed a request with the Virginia State Corporation Commission (the “SCC”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $22 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 51.79%. On June 5, 2026, the Virginia subsidiary filed with the SCC a “black box” stipulation of settlement that agreed to a $16 million annualized increase in the Virginia subsidiary’s revenues. The stipulation of settlement also agreed, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), that its return on equity will be 9.75% and its capital structure will consist of an equity component of 51.79%. The requested annualized incremental revenue is driven primarily by an estimated $115 million of capital investments completed and planned by the Virginia subsidiary from May 2025 through April 2027. The stipulation of settlement remains subject to SCC review and approval. Interim rates became effective May 2, 2026, with the difference between interim and final approved rates subject to refund to customers.
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. On June 8, 2026, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office to determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary in its general rate case filed on July 1, 2025. The requested annualized incremental revenue was driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary from 2025 to 2028. Under the partial settlement agreement, the total incremental annualized water and wastewater revenue to be received by the California subsidiary would be $24 million in the 2027 test year, $21 million in the 2028 escalation year, and $22 million in the 2029 attrition year. The California subsidiary’s revised proposed position in this general rate case was $43 million in the 2027 test year (updated to reflect a current level of revenue and sales), an estimated $22 million in the 2028 escalation year, and an estimated $26 million in the 2029 attrition year. The treatment in the general rate case of construction work in progress (“CWIP”) is the only primary issue that remains pending in the general rate case. If CWIP is ultimately excluded from rate base, it is estimated that the incremental annualized water and wastewater revenues to be received by the California subsidiary for the 2027 test year and the 2028 escalation year would decrease to $20 million and $19 million, respectively, and would remain at $22 million in the 2029 attrition year. New rates would be implemented by the California subsidiary as of January 1, 2027, upon a final decision issued by the CPUC with respect to the general rate case. Also, under the partial settlement agreement, the California subsidiary withdrew its request for a Fixed Cost Recovery Account, which was intended to be a full decoupling mechanism.
Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that are effective during 2026:

	Effective Date	Amount
Infrastructure surcharges by state:
Missouri	August 15, 2026	$18
Pennsylvania	(a)	27
New Jersey	May 30, 2026	25
Indiana	March 18, 2026	15
West Virginia	March 1, 2026	2
Missouri	March 1, 2026	13
Illinois	January 1, 2026	5
Total infrastructure surcharge authorizations		$105
(a)In 2026, $11 million was effective January 1, $7 million was effective April 1 and $9 million was effective July 1.

Pending Infrastructure Surcharge Filings
On June 30, 2026, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $5 million in additional annualized revenues.
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
Presented in the table below are operating revenues disaggregated for the three months ended June 30, 2026:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$689	$—	$689
Commercial	259	—	259
Fire service	49	—	49
Industrial	56	—	56
Public and other	85	—	85
Total water services	1,138	—	1,138
Wastewater services:
Residential	74	—	74
Commercial	25	—	25
Industrial	3	—	3
Public and other	11	—	11
Total wastewater services	113	—	113
Miscellaneous utility charges	12	—	12
Alternative revenue programs	—	4	4
Lease contract revenue	—	1	1
Total Regulated Businesses	1,263	5	1,268
Other	87	—	87
Total operating revenues	$1,350	$5	$1,355
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

Presented in the table below are operating revenues disaggregated for the six months ended June 30, 2026:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$1,282	$—	$1,282
Commercial	488	—	488
Fire service	97	—	97
Industrial	104	—	104
Public and other	155	—	155
Total water services	2,126	—	2,126
Wastewater services:
Residential	148	—	148
Commercial	47	—	47
Industrial	5	—	5
Public and other	20	—	20
Total wastewater services	220	—	220
Miscellaneous utility charges	24	—	24
Alternative revenue programs	—	6	6
Lease contract revenue	—	3	3
Total Regulated Businesses	2,370	9	2,379
Other	183	—	183
Total operating revenues	$2,553	$9	$2,562
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
Contract assets of $188 million and $171 million are included in Unbilled revenues on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, respectively. Also, contract assets of $4 million and $5 million are included in other long-term assets on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, respectively. Contract liabilities of $24 million and $19 million are included in other current liabilities on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, respectively. Also, contract liabilities of $17 million and $19 million are included in other long-term liabilities on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, respectively. Revenues recognized for the six months ended June 30, 2026 and 2025, from amounts included in contract liabilities were $42 million and $46 million, respectively.
Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of June 30, 2026, the Company’s operation and maintenance (“O&M”) and capital improvement contracts have RPOs. Contracts with the U.S. government for work on various military installations expire between 2051 and 2073 and have RPOs of $7.4 billion as of June 30, 2026, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2031 and 2038 and have RPOs of $521 million as of June 30, 2026, as measured by estimated remaining contract revenue.

Note 5: Mergers, Acquisitions and Divestitures
Agreement and Plan of Merger with Essential Utilities, Inc.
On October 26, 2025, parent company entered into an Agreement and Plan of Merger (the “Essential Merger Agreement”) with Essential Utilities, Inc. (“Essential”) to combine the companies in a stock-for-stock transaction. The Essential Merger Agreement provides that, upon the completion of the proposed merger, Essential’s shareholders will receive 0.305 shares of parent company common stock in exchange for each share of Essential common stock eligible for exchange in the merger. Upon completion of the proposed merger, Essential will be a wholly owned subsidiary of parent company, which will retain its existing name and remain headquartered in Camden, New Jersey. The Company will continue to maintain substantial operations in Pennsylvania, including Essential’s offices in Bryn Mawr and Pittsburgh, Pennsylvania.
Completion of the proposed merger is subject to certain customary conditions, including, among others, the receipt of required approvals from all applicable public utility commissions (“PUCs”) on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. However, there can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. For the three and six months ended June 30, 2026, merger-related costs of $4 million and $9 million, respectively, were included in Operation and maintenance expense in the Consolidated Statements of Operations.
Acquisitions - Regulated Businesses
On June 1, 2026, the Company completed the acquisition of entities that owned certain regulated water and wastewater system assets located in Illinois, Indiana, Kentucky, Maryland, New Jersey, Pennsylvania, Tennessee and Virginia (collectively, the “Nexus Acquired Entities”) from Nexus Regulated Utilities, LLC, a subsidiary of Nexus Water Group, Inc., a privately-held water and wastewater utility, for an aggregate purchase price of $319 million. The acquisition of the Nexus Acquired Entities added approximately 47,000 customer connections to the Company’s Regulated Businesses, as well as approximately 70 employees. The acquisition of the Nexus Acquired Entities was accounted for as a business combination, and the preliminary purchase price allocation will be finalized once the valuation of assets acquired and liabilities assumed has been completed, no later than one year after the acquisition date.
The following table provides the preliminary purchase price allocation for the acquisition of the Nexus Acquired Entities:

As of June 1, 2026
Identifiable assets:
Property, plant and equipment, net	$202
Accounts receivable, net of allowance for uncollectible accounts	3
Unbilled revenues	2
Regulatory assets	8
Total identifiable assets	215
Liabilities assumed:
Accounts payable	(3)
Accrued taxes	(1)
Other current liabilities	(2)
Regulatory liabilities	(3)
Contributions in aid of construction	(13)
Total liabilities assumed	(22)
Net identifiable assets acquired	193
Goodwill	126
Aggregate purchase price	$319
Goodwill was calculated as the excess of the consideration transferred over the net assets recognized, and represents strategic value and future economic benefits arising from expanded scale, operational efficiencies, and enterprise level advantages that are not separately identifiable or directly reflected in rate base. The goodwill is included in the Company’s Regulated Businesses segment and is deductible for income tax purposes.

In addition to the acquisition of the Nexus Acquired Entities noted above, during the six months ended June 30, 2026, the Company closed on three regulated water and wastewater system acquisitions for a total aggregate purchase price of $27 million, which added approximately 5,700 water and wastewater customers. Assets acquired from these acquisitions, principally utility plant, totaled $35 million and liabilities assumed totaled $8 million. One of these acquisitions was accounted for as a business combination, and the preliminary purchase price allocation will be finalized once the valuation of assets acquired and liabilities assumed has been completed, no later than one year after the acquisition date.
The pro forma impact of the Company’s business combinations, as well as the revenues and earnings generated during the period since the acquisition date, was not material to the Consolidated Statements of Operations for the periods ended June 30, 2026 and 2025.
Secured Seller Promissory Note from the Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised the Homeowner Services Group (“HOS”) to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion. The outstanding consideration as of December 31, 2025, was a secured seller note payable in cash and issued by the Buyer in the principal amount of $795 million, with an interest rate of 10.00% per year. On February 13, 2026, the Company received payment of all amounts payable under the secured seller promissory note in full satisfaction of the Buyer’s obligations thereunder. The Company recognized no interest income and $20 million of interest income during the three months ended June 30, 2026 and 2025, respectively, and $9 million and $40 million of interest income during the six months ended June 30, 2026 and 2025, respectively, from this note.
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
During June 2026, the Company elected to physically settle 3,403,756 shares at the forward price provided in the relevant Forward Sale Agreements. The net proceeds received by the Company from these settlements were $476 million.
As of June 30, 2026, 4,694,836 shares of the Company’s common stock remain available for future settlement under the remaining Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a future settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements have been classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.

Accumulated Other Comprehensive Income (Loss)
Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended June 30, 2026 and 2025, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of March 31, 2026	$(95)	$1	$75	$28	$(1)	$8
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(1)	1	—
Net other comprehensive (loss) income	—	—	—	(1)	1	—
Balance as of June 30, 2026	$(95)	$1	$75	$27	$—	$8

Balance as of March 31, 2025	$(95)	$1	$74	$22	$—	$2
Other comprehensive income (loss) before reclassifications	—	—	—	3	(1)	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	—	1
Net other comprehensive income (loss)	—	—	1	3	(1)	3
Balance as of June 30, 2025	$(95)	$1	$75	$25	$(1)	$5
Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2026 and 2025, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2025	$(95)	$1	$75	$26	$(1)	$6
Other comprehensive income before reclassifications	—	—	—	2	—	2
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	(1)	1	—
Net other comprehensive income	—	—	—	1	1	2
Balance as of June 30, 2026	$(95)	$1	$75	$27	$—	$8

Balance as of December 31, 2024	$(95)	$1	$74	$30	$2	$12
Other comprehensive (loss) income before reclassifications	—	—	—	(5)	1	(4)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	(4)	(3)
Net other comprehensive income (loss)	—	—	1	(5)	(3)	(7)
Balance as of June 30, 2025	$(95)	$1	$75	$25	$(1)	$5
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
Dividends
On June 2, 2026, the Company paid a quarterly cash dividend of $0.8950 per share to shareholders of record as of May 12, 2026.
On July 29, 2026, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.8950 per share, payable on September 1, 2026, to shareholders of record as of August 11, 2026. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On May 20, 2026, American Water Capital Corp. (“AWCC”), the Company’s wholly owned finance subsidiary, completed the sale of $500 million aggregate principal amount of its 4.625% Senior Notes due 2029. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $498 million. AWCC used the net proceeds of the offering (i) to repay a portion at maturity of its 3.625% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”); (ii) to repay a portion of its commercial paper obligations; and (iii) for general corporate purposes.
On April 1, 2026, AWCC completed the sale of $700 million aggregate principal amount of its 5.200% Senior Notes due 2036. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $695 million. AWCC used the net proceeds of the offering (i) to lend funds to American Water and the Company’s regulated subsidiaries; (ii) to repay its commercial paper obligations; and (iii) for general corporate purposes.
During the six months ended June 30, 2026, the Company’s regulated subsidiaries issued in the aggregate $94 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 1.74%, a weighted average interest rate of 1.33% and maturity dates ranging from 2031 through 2058. The private activity bonds and government funded debt issued by the Company’s regulated subsidiaries during the six months ended June 30, 2026, were collateralized. During the six months ended June 30, 2026, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $1,061 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 7.54%, a weighted average interest rate of 3.69% and maturity dates ranging from 2026 to 2061.
As of June 30, 2026, the Company had entered into three treasury lock agreements, with a term of seven years and an aggregate notional amount totaling $75 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in October 2026 and have an average fixed interest rate of 4.39%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
In May 2026, the Company terminated one treasury lock agreement, designated as a cash flow hedge, with a term of three years and a notional amount of $400 million, realizing a pre-tax gain of less than $1 million recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a three-year period, in accordance with the tenor of the notes issued on May 20, 2026.
In May 2026, the Company terminated five treasury lock agreements, previously designated as cash flow hedges, with a term of 30 years and an aggregate notional amount totaling $175 million, realizing a pre-tax gain of $7 million included in Other, net in the accompanying Consolidated Statements of Operations.
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
No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2026 or 2025.
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of Exchangeable Notes. The Exchangeable Notes matured in full on June 15, 2026, and the Company repaid, in cash, the outstanding principal balance.

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
Short-term debt consists of commercial paper borrowings totaling $1,500 million and $1,590 million as of June 30, 2026, and December 31, 2025, respectively, or net of discount $1,499 million and $1,588 million as of June 30, 2026, and December 31, 2025, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 3.99% and 3.89% as of June 30, 2026, and December 31, 2025, respectively. As of June 30, 2026, and December 31, 2025, AWCC had no outstanding borrowings under the revolving credit facility and there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below are the aggregate credit facility commitment, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2026
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,500)	(78)	(1,578)
Remaining availability as of June 30, 2026	$1,100	$72	$1,172
(a)Total remaining availability of $1.2 billion as of June 30, 2026, was accessible through revolver draws.

	As of December 31, 2025
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,590)	(84)	(1,674)
Remaining availability as of December 31, 2025	$1,010	$66	$1,076
(a)Total remaining availability of $1.1 billion as of December 31, 2025, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2026, and December 31, 2025, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of June 30, 2026	$191	$1,172	$1,363
Available liquidity as of December 31, 2025	$98	$1,076	$1,174
Note 9: Income Taxes
The Company’s effective income tax rate was 22.2% and 23.1% for the three months ended June 30, 2026 and 2025, respectively, and 23.0% and 23.5% for the six months ended June 30, 2026 and 2025, respectively.

On February 18, 2026, the Internal Revenue Service issued Notice 2026-7, providing additional CAMT guidance that, among other changes, allows tax repairs to be deducted when calculating the CAMT liability and allows retroactive reliance for companies to file amended returns and recover CAMT already paid. As a result of this guidance, the Company does not expect to be in a CAMT liability position. In 2026, previously recorded current and deferred tax amounts relating to CAMT were adjusted in the Company’s Consolidated Financial Statements to reflect the revised calculation and refund claim status including the reversal of the $200 million CAMT credit carryforward outstanding as of December 31, 2025. Also, in 2026, the Company recognized additional uncertain tax liabilities of $50 million and, for the three and six months ended June 30, 2026, the Company recognized additional interest of $1 million and $3 million, respectively, as the CAMT credit carryforward is no longer available for offset. The Company will continue to evaluate CAMT applicability on a prospective basis.
Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Components of net periodic pension benefit cost:
Service cost	$4	$4	$7	$7
Interest cost	21	22	41	43
Expected return on plan assets	(23)	(23)	(46)	(45)
Amortization of prior service credit	(1)	(1)	(1)	(2)
Amortization of actuarial loss	4	6	8	11
Net periodic pension benefit cost	$5	$8	$9	$14

Components of net periodic other postretirement benefit credit:
Interest cost	3	3	$6	$6
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of prior service credit	(7)	(8)	(13)	(16)
Net periodic other postretirement benefit credit	$(7)	$(8)	$(13)	$(16)
The Company contributed $11 million and $22 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2026, respectively, and $11 million and $22 million for the funding of its defined benefit pension plans for the three and six months ended June 30, 2025. The Company expects to make additional pension contributions to the plan trusts of $22 million during the remainder of 2026.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of June 30, 2026, the Company has accrued approximately $12 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $8 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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

Mountaineer Gas Company Main Break
Mountaineer Gas Customer Putative Class Action Lawsuits
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
On November 10, 2023, a break was reported in a low-pressure natural gas main located near the affected WVAWC water main, and an inflow of water into the natural gas main and associated delivery pipelines occurred. The natural gas main and pipelines are owned by Mountaineer Gas Company, a regulated natural gas distribution company serving over 220,000 customers in West Virginia (“Mountaineer Gas”). The resulting inflow of water into the natural gas main and related pipelines resulted in a loss of natural gas service to approximately 1,500 Mountaineer Gas customers, as well as water entering customer service lines and certain natural gas appliances owned or used by some of the affected Mountaineer Gas customers. Mountaineer Gas reported that restoration of natural gas service to all affected gas mains occurred on November 24, 2023. The timing, order and causation of both the WVAWC water main break and Mountaineer Gas’s main break remain disputed.
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
During the second and third quarters of 2026, discussions took place regarding a potential settlement framework as to the four pending putative class action lawsuits filed against Mountaineer Gas and WVAWC related to this incident. On July 9, 2026, WVAWC and the Ruffin and Toliver plaintiffs entered into a term sheet with respect to a proposed settlement framework covering all claims and potential claims against WVAWC arising out of these matters for the entire class (the “Proposed Settlement”). Under the terms of the term sheet and any subsequent agreement related to the Proposed Settlement, WVAWC has not admitted, and will not admit, any liability or waive any defenses to any class member for any of the allegations made in the covered putative class action lawsuits.
The proposed maximum amount of the Proposed Settlement with respect to WVAWC is currently estimated to be $9 million, of which the Company estimates that all or substantially all would be contributed by the Company’s general liability insurance carriers. The actual total amount to be paid to claimants through the Proposed Settlement will depend on the nature of the claims submitted and approved through a process to be negotiated by the parties and approved by the court. An estimated $7 million of the maximum obligation of WVAWC described above has been reflected in other current liabilities, and an offsetting insurance receivable in the same amount has been reflected in other current assets in the Consolidated Balance Sheet as of June 30, 2026. An estimated $1 million with respect to this matter has also been included within the aggregate estimated reasonably possible loss amount described above in “—Contingencies.” The Proposed Settlement has not had, and is not anticipated to have, a material impact on the Company’s financial condition, results of operations or cash flows.
The parties will next prepare a formal settlement agreement based on the terms of the term sheet and framework of the Proposed Settlement, which will be subject to preliminary and final approvals by the court.
Mountaineer Gas Company Lawsuit
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On March 6, 2024, the motion to transfer this complaint to the West Virginia Business Court was granted and trial and resolution judges were assigned. The previous August 10, 2026 trial date for this matter has been continued but has not currently been rescheduled. This matter remains pending.
WVPSC General Investigation
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
On April 24, 2024, the staff issued a final joint memorandum in the Mountaineer Gas general investigation stating its view that Mountaineer Gas responded appropriately, reasonably and according to Mountaineer Gas’s written procedures. The staff is making no recommendations for improvements to Mountaineer Gas and is recommending that the Mountaineer Gas general investigation be closed. On July 24, 2024, the staff issued a final joint memorandum in the WVAWC general investigation finding no indication of systematic failure by WVAWC and concluding WVAWC’s maintenance and operating procedures were adequate to ensure safe and reliable service, subject to the implementation by WVAWC of three recommended operational improvements. In June 2026, the WVPSC issued final orders in both investigations and required WVAWC to file closed matters as to its handoff and valve practice and operations over the next six months.

Conclusion
The Company and WVAWC believe that the causes of action and other claims asserted against WVAWC in the class action complaints and the lawsuit filed by Mountaineer Gas are without merit and that WVAWC has valid, meritorious defenses to such claims. WVAWC continues to defend itself vigorously in these litigation proceedings. Given the current stage of these proceedings, other than as stated above, the Company and WVAWC are currently unable to predict the outcome of any of the proceedings, and the Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of loss related to the Mountaineer Gas Company lawsuit.
East Stroudsburg, Pennsylvania Putative Class Action
In August 2024, a complaint for a putative class action captioned McNair v. Pennsylvania-American Water Company was filed against the Company’s Pennsylvania subsidiary (“PAWC”) in the Lackawanna County Court of Common Pleas. The plaintiff lives in a residential community named Blue Mountain Lake Estates located in East Stroudsburg, Pennsylvania. Through the initial complaint, he sought to certify a class on behalf of all current and former property owners in, or residents of, Blue Mountain Lake Estates in East Stroudsburg, Pennsylvania, whose water service has been provided by PAWC since August 2020.
This complaint pertains to alleged elevated levels of naturally-occurring manganese in water supplied to Blue Mountain Lake Estates, including PAWC’s issuance of a Do Not Drink Public Notice for infants six months or younger (and noting other potentially vulnerable groups) in May 2024, based on sampling results that exceeded a health advisory level threshold. The complaint has three counts: public nuisance, private nuisance and breach of implied contract. Alleged damages include loss of use and enjoyment of property, property damage, loss of property value, inconvenience and annoyance. Monetary and injunctive relief is sought, including punitive damages.
On November 24, 2025, the original plaintiff filed a motion for leave to file an amended complaint. Through the proposed amended complaint, the original plaintiff sought to add his wife as an additional named plaintiff and sought to add requests for punitive damages to both nuisance counts. The court granted the motion for leave on February 24, 2026. The plaintiffs filed their amended complaint on March 3, 2026. Through the amended complaint, the plaintiffs modified the class period to be May 15, 2024, to the present. PAWC filed its answer to the amended complaint on May 29, 2026.
On January 9, 2026, PAWC filed a motion for summary judgment seeking to dismiss all counts. On January 22, 2026, the plaintiffs filed a motion for leave to conduct punitive damages discovery. On June 11, 2026, PAWC’s motion for summary judgment was denied, and plaintiff’s motion remains pending.
A hearing was conducted on June 29, 2026 on the plaintiffs’ motion for class certification, and on July 21, 2026, the court issued an order denying the motion. This matter remains pending.
The Company and PAWC believe that PAWC has valid, meritorious defenses to the claims, and PAWC will continue to vigorously defend itself against these allegations. This matter remains pending, and based on the foregoing developments, the Company has included an estimated maximum amount of reasonably possible loss associated with this matter within the aggregate estimated reasonably possible loss amount described above in “—Contingencies.”
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
Cal Am is currently involved in developing the Monterey Peninsula Water Supply Project (the “Water Supply Project”), which includes the construction of desalination facilities, to be owned by Cal Am, and the construction of wells that would supply water to the desalination facilities. In addition, the Water Supply Project also includes Cal Am’s purchase of water from a groundwater replenishment project (the “GWR Project”) between Monterey One Water and the Monterey Peninsula Water Management District (the “MPWMD”), as well as an expanded aquifer storage and recovery program. The Water Supply Project is intended, among other things, to fulfill Cal Am’s obligations under the Orders.
Cal Am’s ability to move forward on the Water Supply Project is and has been subject to administrative review by the CPUC and other government agencies, obtaining necessary permits, and intervention from other parties. In 2016, the CPUC unanimously approved a final decision (the “2016 Final Decision”) to authorize Cal Am to enter into a water purchase agreement for the GWR Project and to construct a pipeline and pump station facilities and recover up to $50 million in associated incurred costs, plus an allowance for funds used during construction (“AFUDC”), subject to meeting certain criteria.

In 2018, the CPUC unanimously approved another final decision (the “2018 Final Decision”) finding that the Water Supply Project meets the CPUC’s requirements for a certificate of public convenience and necessity and an additional procedural phase was not necessary to consider alternative projects. The 2018 Final Decision concludes that the Water Supply Project is the best project to address estimated future water demands in Monterey, and, in addition to the cost recovery approved in the 2016 Final Decision, adopts Cal Am’s cost estimates for the Water Supply Project, which amounted to an aggregate of $279 million plus AFUDC at a rate representative of Cal Am’s actual financing costs. The 2018 Final Decision specifies the procedures for recovery of all of Cal Am’s prudently incurred costs associated with the Water Supply Project upon its completion, subject to the frameworks included in the 2018 Final Decision related to cost caps, operation and maintenance costs, financing, ratemaking and contingency matters. The reasonableness of the Water Supply Project costs will be reviewed by the CPUC when Cal Am seeks cost recovery for the Water Supply Project. Cal Am is also required to implement mitigation measures to avoid, minimize or offset significant environmental impacts from the construction and operation of the Water Supply Project and comply with a mitigation monitoring and reporting program, a reimbursement agreement for CPUC costs associated with that program, and reporting requirements on operations of the facilities following placement of the Water Supply Project in service. Cal Am has incurred $353 million in aggregate costs as of June 30, 2026, related to the Water Supply Project, which includes $117 million in AFUDC.
In September 2021, Cal Am, Monterey One Water and the MPWMD reached an agreement on Cal Am’s purchase of additional water from an expansion to the GWR Project. On December 5, 2022, the CPUC issued a final decision (the “2022 Final Decision”) that authorized Cal Am to enter into the amended water purchase agreement, and specifically to increase pumping capacity and reliability of groundwater extraction from the Seaside Groundwater Basin. The 2022 Final Decision sets the cost cap for the proposed facilities at approximately $62 million. Cal Am may seek recovery of amounts above the cost cap in a subsequent rate filing or general rate case. Additionally, the 2022 Final Decision authorizes AFUDC at Cal Am’s actual weighted average cost of debt for most of the facilities. On March 30, 2023, the CPUC issued a decision denying an application for rehearing of the 2022 Final Decision, but adopting its proposed AFUDC for already incurred and future costs and providing Cal Am the opportunity to serve supplemental testimony to increase its cost cap for certain of the Water Supply Project’s extraction wells. On May 21, 2025, the CPUC issued a final decision (the “May 2025 Final Decision”) authorizing an increase to the cost cap of $11 million for the specified extraction wells.
The amended water purchase agreement and a memorandum of understanding to negotiate certain milestones related to the expansion of the GWR Project have been signed by the relevant parties. Further hearings were scheduled in a Phase 2 to this CPUC proceeding to focus on updated supply and demand estimates for the Water Supply Project, and Phase 2 testimony was completed in September 2022. On October 23, 2023, a status conference was held to determine procedural steps to conclude the proceeding. Further evidentiary hearings were held in March 2024. On May 9, 2025, the CPUC issued a proposed decision in Phase 2, finding that without the Water Supply Project, projected demand will outstrip supply by approximately 2,500 acre-feet per year for 2050. On August 14, 2025, the CPUC approved a final decision (the “August 2025 Final Decision”) updating the supply and demand estimates for the Water Supply Project, finding that the projected demand will outstrip supply by approximately 2,600 acre-feet per year for 2050. On September 17, 2025, the City of Marina (the “City”), the Marina Coast Water District (“MCWD”) and the MPWMD filed applications for rehearing of the August 2025 Final Decision. On September 22, 2025, these parties also filed a motion to stay the August 2025 Final Decision. On October 9, 2025, the CPUC issued a factual correction to the August 2025 Final Decision to find that the projected demand will outstrip supply by approximately 2,500 acre-feet per year for 2050. On May 4, 2026, the CPUC issued an order denying the motions for rehearing and to stay the August 2025 Final Decision. This proceeding is now closed.
While Cal Am believes that its expenditures to date have been prudent and necessary to comply with the Orders, as well as relevant final decisions of the CPUC related thereto, Cal Am cannot currently predict its ability to recover all of its costs and expenses associated with the Water Supply Project and there can be no assurance that Cal Am will be able to recover all of such costs and expenses in excess of the $123 million in previously approved aggregate construction costs, plus applicable AFUDC, previously approved by the CPUC in the 2016 Final Decision, the 2018 Final Decision, the 2022 Final Decision (as amended in its March 2023 rehearing decision), and its May 2025 Final Decision.
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

In October 2022, Cal Am announced a phasing plan for the proposed desalination component of the Water Supply Project. The desalination facilities and slant wells originally approved by the CPUC would produce up to 6.4 million gallons of desalinated water per day. Under the phased approach, the facilities would initially be constructed to produce up to 4.8 million gallons per day of desalinated water, enough to meet anticipated demand through about 2030, and would limit the number of slant wells initially constructed. As demand increases in the future, desalination facilities would be expanded to meet the additional demand. The phased approach seeks to meet near-term demand by allowing for additional supply as it becomes needed, while also providing an opportunity for regional future public participation and was developed by Cal Am based on feedback received from the community.
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination facilities, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. In December 2022, the City, MCWD, MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of slant wells for the Water Supply Project. Cal Am is named as a real party in interest. On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s causes of action in the petition. A trial commenced on December 9, 2024, and further proceedings continued in January 2025. On May 12, 2025, the court entered its final decision denying the petition in full. On July 24, 2025, a notice of appeal was filed in this matter.
Following the issuance of the coastal development permit, Cal Am continues to work constructively with all appropriate agencies to provide necessary information in connection with obtaining the remaining required permits for the Water Supply Project. On June 23, 2026, the California State Lands Commission approved an application filed by Cal Am to lease California state lands for the construction and use of four new subsurface slant wells and the conversion and use of the existing subsurface test slant well. The approval of this application was a required condition of the Coastal Commission’s November 2022 development permit. On July 24, 2026, the City, the MPWMD, MCWD, and the MCWD Groundwater Sustainability Agency filed a petition for writ of mandate in Monterey County Superior Court alleging that the State Lands Commission violated the California Environmental Quality Act and other California state laws in its approval of the lease for the Water Supply Project. This matter remains pending.
Other requirements to construction and completion of the desalination facilities and the Water Supply Project remain to be satisfied, and there can be no assurance that the Water Supply Project in its current configuration will be completed on a timely basis, if ever. For the year ended December 31, 2025, Cal Am has complied with the diversion limitations contained in the 2016 Order. Continued compliance with the diversion limitations in 2026 and future years may be impacted by a number of factors, including without limitation potential recurrence of drought conditions in California and the exhaustion of water supply reserves, and will require successful development of alternate water supply sources sufficient to meet customer demand. The Orders remain in effect until Cal Am certifies to the SWRCB, and the SWRCB concurs, that Cal Am has obtained a permanent supply of water to substitute for past unauthorized Carmel River diversions. While the Company cannot currently predict the likelihood or result of any adverse outcome associated with these matters, further attempts to comply with the Orders may result in material additional costs and obligations to Cal Am, including fines and penalties against Cal Am in the event of noncompliance with the Orders.
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
Complaint Filed in CPUC Against Cal Am
On June 16, 2026, the MPWMD, the City and MCWD jointly filed a complaint with the CPUC against Cal Am, seeking (i) an immediate stop to Cal Am’s current desalination project activities, (ii) to require Cal Am to seek modification of the 2018 Final Decision, (iii) a finding that Cal Am is in violation of the 2018 Final Decision, and (iv) issuance of an order to show cause why Cal Am should not be sanctioned for implementing a phased project. The complainants argued that the implementation of the 6.4 million gallon per day desalination project with an initial phase of development of 4.8 million gallons per day, is not consistent with the 2018 Final Decision. Cal Am will respond to the complaint and believes it to be without merit.
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

In December 2023, the MPWMD filed a lawsuit against Cal Am in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit. Cal Am’s motion asserted that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. Hearings on the motion were held on May 3, 2024, and August 23, 2024. On November 14, 2024, the court issued a final ruling denying Cal Am’s motion to dismiss. Cal Am filed its answer to the complaint on December 13, 2024. On August 20, 2025, Cal Am filed a motion for summary judgment, alleging that without LAFCO approval, the MPWMD does not have legal authority to pursue eminent domain. On the same date, the MPWMD filed a motion for summary adjudication of the same issue, arguing that LAFCO approval is not required to proceed with this action. By orders dated December 29, 2025, the court denied both motions. The court has scheduled an evidentiary hearing for October 19, 2026, to consider whether LAFCO approval is required for the MPWMD to proceed with its eminent domain claim.
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
As of June 30, 2026, the Company has received settlement payments from defendants in the MDL totaling $234 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of July 1, 2026, out of 11 Company utility subsidiaries that are parties to the MDL settlements and have filed to obtain such regulatory approval, approvals have been obtained for seven, two have been denied and two remain pending. When and as received, funds are initially being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL settlements after approval or denial is received from the applicable PUCs. As of June 30, 2026, the funds held in the escrow account and not yet transferred to the Company or returned to customers, totaled $131 million and have been recorded on the Company’s Consolidated Balance Sheet within other current assets. As of June 30, 2026, the Company has recorded a total regulatory liability of $158 million and approximately $101 million of the escrowed funds were transferred from the escrow account for distribution to the Company’s utility subsidiaries. The Company anticipates that, during 2026, it may receive one or more additional settlement payments from parties to the MDL settlements.
Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders	$315	$289	$511	$494

Denominator:
Weighted-average common shares outstanding—Basic	196	195	196	195
Effect of dilutive common stock equivalents	—	—	—	—
Effect of dilutive forward sale agreements	—	—	—	—
Weighted-average common shares outstanding—Diluted	196	195	196	195

The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and six months ended June 30, 2026 and 2025, because their effect would have been anti-dilutive under the treasury stock method.
Dilutive earnings per common share reflects the dilutive impact of potential issuances of shares of common stock associated with the outstanding equity Forward Sale Agreements entered in August 2025. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of the Company’s common stock for the reporting period is higher than the adjusted forward sales price at the end of the reporting period. For the three and six months ended June 30, 2026, the Forward Sale Agreements had no dilutive effect on EPS.
The if-converted method was applied to the Exchangeable Notes issued in June 2023 for computing diluted EPS. The Exchangeable Notes matured in full on June 15, 2026. For all periods presented, there was no dilution resulting from the Exchangeable Notes.
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
Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of June 30, 2026
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	14,489	12,697	30	623	13,350

	As of December 31, 2025
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	14,256	11,653	1,065	616	13,334

Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$37	$—	$—	$37
Rabbi trust investments	36	—	—	36
Deposits	139	—	—	139
Other investments:
Money market and other	33	—	—	33
Fixed-income securities	1	2	—	3
Total assets	246	2	—	248

Liabilities:
Deferred compensation obligations	39	—	—	39
Total liabilities	39	—	—	39
Total assets	$207	$2	$—	$209

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$41	$—	$—	$41
Rabbi trust investments	32	—	—	32
Deposits	124	—	—	124
Other investments:
Money market and other	20	—	—	20
Fixed-income securities	28	7	—	35
Mark-to-market derivative asset	—	2	—	2
Total assets	245	9	—	254

Liabilities:
Deferred compensation obligations	38	—	—	38
Total liabilities	38	—	—	38
Total assets	$207	$9	$—	$216
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation, maintenance and repair projects. Long-term restricted funds of $19 million and $20 million were included in other long-term assets on the Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, respectively.
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
As of June 30, 2026, and December 31, 2025, the Company had current assets of $36 million and $55 million, respectively, included in Other on the Consolidated Balance Sheets for other investments measured and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported in other comprehensive income until realized.
The following tables summarize the unrealized positions for available-for-sale fixed-income securities:

	As of June 30, 2026
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$3	$—	$—	$3

	As of December 31, 2025
	Amortized Cost Basis	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale fixed-income securities	$36	$—	$1	$35
The fair value of the Company’s available-for-sale fixed-income securities, summarized by contractual maturities, as of June 30, 2026, is as follows:

Amount
Other investments - Available-for-sale fixed-income securities
1 year - 5 years	$1
5 years - 10 years	1
Greater than 10 years	1
Total	$3

Note 14: Leases
The Company has operating and finance leases involving real property, including facilities, utility assets, vehicles, and equipment. Certain operating leases have renewal options ranging from one year to 60 years. The exercise of lease renewal options is at the Company’s sole discretion. Renewal options that the Company was reasonably certain to exercise are included in the Company’s right-of-use (“ROU”) assets. Certain operating leases contain the option to purchase the leased property. The operating leases for real property, vehicles and equipment will expire over the next 59 years, four years, and five years, respectively.
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $141 million and $142 million as of June 30, 2026, and December 31, 2025, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $2 million in 2026, $4 million each year in 2027 through 2030 and $33 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $3 million for the three months ended June 30, 2026 and 2025, respectively, and $6 million for the six months ended June 30, 2026 and 2025, respectively.
Cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, were $3 million for the three months ended June 30, 2026 and 2025, respectively, and $6 million for the six months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, there were no ROU assets obtained in exchange for new operating lease liabilities, and for the three months ended June 30, 2025, there were $4 million ROU assets obtained in exchange for new operating lease liabilities. For the six months ended June 30, 2026 and 2025, ROU assets obtained in exchange for new operating lease liabilities were $1 million and $7 million, respectively.
As of June 30, 2026, and December 31, 2025, the weighted-average remaining lease term of the operating leases were 18 years, and the weighted-average discount rate of the operating leases were 5%.
The future maturities of lease liabilities as of June 30, 2026, were $5 million in 2026, $10 million in 2027, $8 million in 2028, $8 million in 2029, $7 million in 2030, and $84 million thereafter. As of June 30, 2026, imputed interest was $45 million.
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

Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended June 30, 2026
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,268	$87	$1,355
Less:
Operation and maintenance (a)	409	72	481
Other segment items (b)	70	(5)	65
Depreciation and amortization	238	2	240
Interest expense	127	40	167
Interest income	(3)	—	(3)
Provision for (benefit from) income taxes	96	(6)	90
Net income (loss) attributable to common shareholders	$331	$(16)	$315
Total assets	$34,203	$2,250	$36,453
Cash paid for capital expenditures	$852	$8	$860
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

	As of or for the Six Months Ended June 30, 2026
	Regulated Businesses	Other	Consolidated
Operating revenues	$2,379	$183	$2,562
Less:
Operation and maintenance (a)	826	148	974
Other segment items (b)	136	(4)	132
Depreciation and amortization	472	5	477
Interest expense	253	77	330
Interest income	(4)	(11)	(15)
Provision for (benefit from) income taxes	157	(4)	153
Net income (loss) attributable to common shareholders	$539	$(28)	$511
Total assets	$34,203	$2,250	$36,453
Cash paid for capital expenditures	$1,509	$10	$1,519
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
Financial Results
The following table provides the Company’s diluted earnings per share prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusted diluted earnings per share (a non-GAAP measure):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Diluted earnings per share (GAAP):
Net income attributable to shareholders	$1.61	$1.48	$2.61	$2.53
Non-GAAP adjustments:
Estimated impact of weather	(0.01)	0.04	(0.01)	0.04
Income tax impact	—	(0.01)	—	(0.01)
Net non-GAAP adjustment	(0.01)	0.03	(0.01)	0.03

Incremental interest income from amended Homeowner Services Group seller note	—	(0.03)	(0.01)	(0.07)
Income tax impact	—	0.01	—	0.02
Net non-GAAP adjustment	—	(0.02)	(0.01)	(0.05)

Transaction costs associated with the pending merger with Essential	0.01	—	0.04	—
Income tax impact	—	—	(0.01)	—
Net non-GAAP adjustment	0.01	—	0.03	—

Total net adjustments	—	0.01	0.01	(0.02)
Adjusted diluted earnings per share (non-GAAP)	$1.61	$1.49	$2.62	$2.51

For the three and six months ended June 30, 2026, diluted earnings per share (GAAP) were $1.61 and $2.61, respectively, compared to $1.48 and $2.53 per share in the same periods in 2025, which includes the net adjustments presented in the table above and discussed in greater detail in the “Adjustments to GAAP” section below. Excluding the net adjustments presented in the table above, adjusted diluted earnings per share (non-GAAP) were $1.61 and $2.62, respectively, compared to $1.49 and $2.51 per share in the same periods in 2025. Revenue growth through implementation of new rates in the Regulated Businesses from the recovery of capital and acquisition investments was partially offset by increased operating costs and higher depreciation and financing costs to support the current capital investment plan.
Adjustments to GAAP
Adjusted diluted earnings per share represents a non-GAAP financial measure and, as shown in the table above, is calculated as GAAP diluted earnings per share, excluding the impact of one or more of the following events: (i) estimated impact of weather; (ii) incremental interest income from the February 2, 2024 amendment to the Homeowner Services Group (“HOS”) secured seller promissory note (which was repaid in full in February 2026), which increased the aggregate principal amount from $720 million to $795 million and increased the interest rate from 7.00% per year to 10.00% per year; and (iii) transaction costs incurred associated with the proposed merger with Essential. The most directly comparable GAAP measure for adjusted diluted earnings per share is the reported diluted earnings per share (GAAP) and is reconciled in the table above.
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
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. The Company currently plans to invest approximately $3.7 billion in these growth strategies in 2026. During the first six months of 2026, the Company invested $1.8 billion, primarily in the Regulated Businesses, as discussed below.
•$1.4 billion capital investment, primarily in the Regulated Businesses, for infrastructure improvements and replacements; and
•$346 million to fund acquisitions in the Regulated Businesses, which added approximately 52,700 customers. This includes the acquisition by the Company of certain entities owning water and wastewater system assets from Nexus Regulated Utilities, LLC on June 1, 2026, for a cash purchase price of $319 million, which added approximately 47,000 customers.
•Approximately 9,000 new customers were added through organic growth in existing systems.
Excluding the Essential Merger Agreement (as defined below), as of June 30, 2026, the Company had entered into 19 agreements with a total aggregate purchase price of $236 million for pending acquisitions in the Regulated Businesses to add approximately 56,600 additional customers.
Agreement and Plan of Merger with Essential
On October 26, 2025, parent company entered into an Agreement and Plan of Merger with Essential (the “Essential Merger Agreement”) to combine the companies in a stock-for-stock transaction. The Essential Merger Agreement provides that, upon the completion of the proposed merger, Essential’s shareholders will receive 0.305 shares of parent company common stock in exchange for each share of Essential common stock eligible for exchange in the merger. Upon completion of the proposed merger, Essential will be a wholly owned subsidiary of parent company, which will retain its existing name and remain headquartered in Camden, New Jersey. The Company will continue to maintain substantial operations in Pennsylvania, including Essential’s offices in Bryn Mawr and Pittsburgh, Pennsylvania.

Completion of the proposed merger is subject to certain customary conditions, including, among others, the receipt of required approvals from all applicable PUCs (of which Kentucky, Ohio and Virginia have already been received) on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”). The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. However, there can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. For the three and six months ended June 30, 2026, $4 million and $9 million, respectively, of merger-related costs were included in Operation and maintenance expense in the Consolidated Statements of Operations. As of June 30, 2026, the Company has incurred a total of $22 million of merger-related costs, including costs incurred in 2025.
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
As of June 30, 2026, the Company has received settlement payments from defendants in the MDL totaling $234 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of July 1, 2026, out of 11 Company utility subsidiaries that are parties to the MDL settlements and have filed to obtain such regulatory approval, approvals have been obtained for seven, two have been denied and two remain pending. When and as received, funds are initially being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL settlements after approval or denial is received from the applicable PUCs. As of June 30, 2026, the funds held in the escrow account and not yet transferred to the Company or returned to customers, totaled $131 million and have been recorded on the Company’s Consolidated Balance Sheet within other current assets. As of June 30, 2026, the Company has recorded a total regulatory liability of $158 million and approximately $101 million of the escrowed funds were transferred from the escrow account for distribution to the Company’s utility subsidiaries. The Company anticipates that, during 2026, it may receive one or more additional settlement payments from parties to the MDL settlements.
Military Services Group
On July 13, 2026, the U.S. Army contract for Fort Lee, in Virginia, was transferred from the Company’s Virginia subsidiary to MSG. This contract represents the 19th installation in MSG’s footprint.
Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that are effective during 2026. The amounts include reductions for the amortization of the excess accumulated deferred income taxes that are generally offset in income tax expense.

(In millions)	Effective Date	Amount
General rate cases by state:
Pennsylvania	August 13, 2026	$75
West Virginia	March 1, 2026	20
Maryland	February 26, 2026	2
California, Attrition Increase (a)	January 1, 2026	14
Total general rate case authorizations		$111
(a)The effective annualized incremental revenue increase for the 2026 attrition year was finalized through the standard Advice Letter process with the California Public Utilities Commission in January 2026.

On July 27, 2026, the Pennsylvania Public Utilities Commission (the “PaPUC”) released an order approving the adjustment of base rates pursuant to a general rate case filed by the Company’s Pennsylvania subsidiary on November 14, 2025. The PaPUC approved a $75 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding infrastructure surcharges of $24 million, based on an authorized return on equity of 9.55%, a common equity ratio of 54.23% and a long-term debt ratio of 45.77%, and authorized rate base of $6.6 billion, which reflects approximately $1.2 billion of capital investments to be made through mid-2027. The new rates will take effect on August 13, 2026.
On March 5, 2026, the Public Service Commission of West Virginia (the “WVPSC”) issued an amended order that approves the adjustment of the Company’s West Virginia subsidiary’s base rates requested in a general rate case filed on May 5, 2025. The general rate case order approved an annualized increase of approximately $20 million in water and wastewater system revenues, which excludes previously recovered infrastructure surcharges of approximately $13 million, based on an authorized return on equity of 9.80%, a common equity ratio of 51.00% and a debt ratio of 49.00%. As of March 5, 2026, the West Virginia subsidiary’s view of its authorized rate base, which was not stated in the general rate case order, is approximately $1.1 billion. The increased water and wastewater revenues related to this base rate adjustment are being driven primarily by approximately $239 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s previous rate case and through February 2026. The new water and wastewater rates became effective as of March 1, 2026.
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
Pending General Rate Case Filings
On July 1, 2026, the Company’s Missouri subsidiary filed a request with the Missouri Public Service Commission for new water and wastewater rates. The request seeks annualized incremental revenue of $179 million, excluding infrastructure surcharges of $32 million. The request is based on a return on equity of 10.50% and a capital structure with an equity component of 50.30% and a long-term debt component of 49.70%. The requested annualized incremental revenue is driven primarily by approximately $1.6 billion of incremental capital investments completed and planned by the Missouri subsidiary from June 2025 through May 2028, the forecasted future test period. The Missouri subsidiary anticipates that new rates will take effect in June 2027. Pursuant to statutory requirements, the Missouri subsidiary will implement subsequent rate adjustments following the conclusion of the future test year based on required reconciliations, subject to regulatory approval.
On May 15, 2026, the Company’s Kentucky subsidiary filed a request with the Kentucky Public Service Commission (the “KPSC”) to adjust its water rates. As filed, the request seeks aggregate annualized incremental revenues of $18 million. The Kentucky subsidiary intends to put interim rates into effect beginning on December 14, 2026. The difference between the interim rates and final approved rates will be subject to refund. The request is based on a proposed return on equity of 10.75% and a proposed capital structure with a common equity component of 52.29% and a non-equity component of 47.71%. The requested annualized incremental revenue is driven primarily by approximately $108 million of capital to be invested between January 2027 and December 2027. The request is subject to approval by the KPSC, and the general rate case is expected to be completed by the end of the first quarter of 2027.

On January 27, 2026, the Company’s Illinois subsidiary filed a request with the Illinois Commerce Commission (the “ICC”) to adjust its water and wastewater rates. The filing seeks a two-step rate increase in aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $119 million effective January 1, 2027, based on a future test year through December 31, 2027 and a capital structure with an equity component of 52.42% and a debt component of 47.58%, and (ii) approximately $15 million effective January 1, 2028, based on a future test year to include end-of-period rate base and a capital structure with an equity component of 52.74% and a debt component of 47.26%, in each case, exclusive of infrastructure surcharges. On June 23, 2026, as part of the standard rebuttal process, the Illinois subsidiary filed an update with the ICC to its request originally filed on January 27, 2026. The updated request seeks aggregate annualized incremental revenue of approximately $107 million effective January 1, 2027, with the reduction primarily driven by the removal of the impacts of CAMT from rate base as a result of Internal Revenue Service Notice 2026-7 issued in February 2026. The second step increase of $15 million proposed effective January 1, 2028, was unchanged. The request is driven primarily by approximately $577 million in capital investments made and to be made by the Illinois subsidiary from January 2026 through December 2027. The request must be approved by the ICC.
On January 16, 2026, the Company’s New Jersey subsidiary filed a request with the New Jersey Board of Public Utilities (the “NJBPU”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $146 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 55.18% and a debt component of 44.82%. On July 27, 2026, as part of the standard process to update the filing for actual costs incurred, the New Jersey subsidiary filed an update with the NJBPU to its request originally filed on January 16, 2026 and updated on April 24, 2026. The updated request seeks aggregate annualized incremental revenue of approximately $145 million, which is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 54.00% and a debt component of 46.00%. The requested annualized incremental revenue is driven primarily by an estimated $1.4 billion of capital investments completed and planned by the New Jersey subsidiary through December 2026. The filing is subject to the approval of the NJBPU.
On November 3, 2025, the Company’s Virginia subsidiary filed a request with the Virginia State Corporation Commission (the “SCC”) to adjust its water and wastewater rates. The request seeks aggregate annualized incremental revenues of approximately $22 million and is based on a proposed return on equity of 10.75% and a capital structure with an equity component of 51.79%. On June 5, 2026, the Virginia subsidiary filed with the SCC a “black box” stipulation of settlement that agreed to a $16 million annualized increase in the Virginia subsidiary’s revenues. The stipulation of settlement also agreed, solely for purposes of the Virginia subsidiary’s future filings requiring a stated cost of capital and/or capital structure (including its annual information and water and wastewater infrastructure surcharge filings), that its return on equity will be 9.75% and its capital structure will consist of an equity component of 51.79%. The requested annualized incremental revenue is driven primarily by an estimated $115 million of capital investments completed and planned by the Virginia subsidiary from May 2025 through April 2027. The stipulation of settlement remains subject to SCC review and approval. Interim rates became effective May 2, 2026, with the difference between interim and final approved rates subject to refund to customers.
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. On June 8, 2026, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office to determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary in its general rate case filed on July 1, 2025. The requested annualized incremental revenue was driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary from 2025 to 2028. Under the partial settlement agreement, the total incremental annualized water and wastewater revenue to be received by the California subsidiary would be $24 million in the 2027 test year, $21 million in the 2028 escalation year, and $22 million in the 2029 attrition year. The California subsidiary’s revised proposed position in this general rate case was $43 million in the 2027 test year (updated to reflect a current level of revenue and sales), an estimated $22 million in the 2028 escalation year, and an estimated $26 million in the 2029 attrition year. The treatment in the general rate case of construction work in progress (“CWIP”) is the only primary issue that remains pending in the general rate case. If CWIP is ultimately excluded from rate base, it is estimated that the incremental annualized water and wastewater revenues to be received by the California subsidiary for the 2027 test year and the 2028 escalation year would decrease to $20 million and $19 million, respectively, and would remain at $22 million in the 2029 attrition year. New rates would be implemented by the California subsidiary as of January 1, 2027, upon a final decision issued by the CPUC with respect to the general rate case. Also, under the partial settlement agreement, the California subsidiary withdrew its request for a Fixed Cost Recovery Account, which was intended to be a full decoupling mechanism.

Infrastructure Surcharges
A number of states have authorized the use of regulatory mechanisms that permit rates to be adjusted outside of a general rate case for certain costs and investments, such as infrastructure surcharge mechanisms that permit recovery of capital investments to replace aging infrastructure. Presented in the table below are annualized incremental revenues, assuming a constant sales volume and customer count, resulting from infrastructure surcharge authorizations that are effective during 2026:

(In millions)	Effective Date	Amount
Infrastructure surcharges by state:
Missouri	August 15, 2026	$18
Pennsylvania	(a)	27
New Jersey	May 30, 2026	25
Indiana	March 18, 2026	15
West Virginia	March 1, 2026	2
Missouri	March 1, 2026	13
Illinois	January 1, 2026	5
Total infrastructure surcharge authorizations		$105
(a)In 2026, $11 million was effective January 1, $7 million was effective April 1 and $9 million was effective July 1.
Pending Infrastructure Surcharge Filings
On June 30, 2026, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $5 million in additional annualized revenues.
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues	$1,355	$1,276	$2,562	$2,418
Operating expenses:
Operation and maintenance	481	480	974	948
Depreciation and amortization	240	221	477	437
General taxes	92	86	178	173
Total operating expenses, net	813	787	1,629	1,558
Operating income	542	489	933	860
Other (expense) income:
Interest expense	(167)	(151)	(330)	(295)
Interest income	3	22	15	44
Non-operating benefit costs, net	5	4	10	8
Other, net	22	12	36	29
Total other (expense) income	(137)	(113)	(269)	(214)
Income before income taxes	405	376	664	646
Provision for income taxes	90	87	153	152
Net income attributable to common shareholders	$315	$289	$511	$494

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
Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues	$1,268	$1,178	$2,379	$2,227
Operation and maintenance	409	406	826	801
Depreciation and amortization	238	217	472	430
General taxes	86	81	168	162
Other (expense) income	(108)	(102)	(217)	(201)
Provision for income taxes	96	84	157	144
Net income attributable to common shareholders	$331	$288	$539	$489
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Water services:
Residential	$689	$637	$1,282	$1,197
Commercial	259	243	488	455
Fire service	49	48	97	93
Industrial	56	46	104	91
Public and other	85	78	155	145
Total water services	1,138	1,052	2,126	1,981
Wastewater services:
Residential	74	71	148	139
Commercial	25	21	47	39
Industrial	3	5	5	10
Public and other	11	10	20	20
Total wastewater services	113	107	220	208
Other (a)	17	19	33	38
Total operating revenues	$1,268	$1,178	$2,379	$2,227
(a)Includes other operating revenues consisting primarily of alternative revenue programs, miscellaneous utility charges, fees and rents.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Gallons in millions)	2026	2025	2026	2025
Billed water services volumes:
Residential	38,739	37,423	73,250	72,114
Commercial	19,310	19,066	36,863	36,263
Industrial	8,955	8,660	18,115	17,314
Fire service, public and other	13,459	12,643	25,411	25,035
Total billed water services volumes	80,463	77,792	153,639	150,726
For the three and six months ended June 30, 2026, operating revenues increased $90 million and $152 million, respectively, primarily due to increases of $52 million and $108 million, respectively, from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states. In addition, operating revenues increased $11 million and $17 million for the three and six months ended June 30, 2026, respectively, from water and wastewater acquisitions, as well as organic growth in existing systems. For both the three and six months ended June 30, 2026, operating revenues increased $15 million from higher customer demand. Also, for both the three and six months ended June 30, 2026, operating revenues increased $11 million due to warm, dry weather in the second quarter of 2026 and unfavorable weather impacts in the second quarter of 2025.
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Employee-related costs	$149	$140	$302	$289
Production costs	128	117	245	223
Operating supplies and services	72	84	148	156
Maintenance materials and supplies	19	26	47	55
Customer billing and accounting	19	22	43	42
Other	22	17	41	36
Total operation and maintenance expense	$409	$406	$826	$801
For the three and six months ended June 30, 2026, operation and maintenance expense increased $3 million and $25 million, respectively, due to increased production costs from higher purchased water cost and usage, increased purchased power, increased chemical costs and increased waste disposal costs. In addition, operation and maintenance expense was higher due to increased employee-related costs and other operating expenses. The increase in operation and maintenance expense was partially offset by a decrease in operating supplies and services costs, primarily from lower technology related costs, and a decrease in maintenance materials and supplies costs.
Depreciation and Amortization
For the three and six months ended June 30, 2026, depreciation and amortization increased $21 million and $42 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments.
Other Expenses
For the three and six months ended June 30, 2026, other expenses increased $6 million and $16 million, respectively, primarily due to higher interest expense from the issuance of incremental long-term debt partially offset by an increase in allowance for funds used during construction in the current periods.
Provision for Income Taxes
For the three and six months ended June 30, 2026, the Regulated Businesses’ provision for income taxes increased $12 million and $13 million, respectively. The Regulated Businesses’ effective income tax rate was 22.5% and 22.6% for the three months ended June 30, 2026 and 2025, respectively, and 22.6% and 22.7% for the six months ended June 30, 2026 and 2025, respectively.

Other
Presented in the table below is information for Other:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Operating revenues	$87	$98	$183	$191
Operation and maintenance	72	74	148	147
Depreciation and amortization	2	4	5	7
General taxes	6	5	10	11
Interest expense	(40)	(35)	(77)	(65)
Interest income	—	21	11	42
Other income	11	3	14	10
(Benefit from) provision for income taxes	(6)	3	(4)	8
Net (loss) income attributable to common shareholders	$(16)	$1	$(28)	$5
Operating Revenues
For the three and six months ended June 30, 2026, operating revenues decreased $11 million and $8 million, respectively, primarily from a decrease in capital projects in the Contract Services Group.
Interest Expense
For the three and six months ended June 30, 2026, interest expense increased $5 million and $12 million, respectively, primarily due to the issuance of incremental long-term debt.
Interest Income
For the three and six months ended June 30, 2026, interest income decreased $21 million and $31 million, respectively, primarily due to the repayment of the secured seller promissory note in February 2026. See Note 5—Mergers, Acquisitions and Divestitures—Secured Seller Promissory Note from the Sale of Homeowner Services Group, in the Notes to Consolidated Financial Statements for additional information.
Other Income
For the three and six months ended June 30, 2026, other income increased $8 million and $4 million, respectively, primarily due to the gain on treasury lock agreements that were terminated in May 2026. See Note 7—Long-Term Debt, in the Notes to Consolidated Financial Statements for additional information.
Legislative Updates
During 2026, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of July 29, 2026:
•Indiana passed Senate Bill 241, which enables water and wastewater utilities to recover certain power and chemical costs if they rise or decrease within a 3% margin after a two-year period from the date of the eligible utility’s most recent rate case order. Legislation was signed by the Governor on March 6, 2026, and became effective on July 1, 2026.
•Iowa passed Senate File 2304, which authorizes the Iowa Utilities Commission to approve alternative ratemaking mechanisms allowing investor-owned water and wastewater utilities to timely adjust rates for costs associated with qualifying system enhancement infrastructure investments outside of traditional rate cases. Legislation was signed by the Governor on June 1, 2026, and became effective on July 1, 2026.
•Maryland passed House Bill 1164, which authorizes the MDPSC to extend existing limited-income customer assistance provisions to water and sewage disposal companies, authorizes the adoption of MDPSC-approved limited-income mechanisms, and requires the MDPSC to study the feasibility of mandating such mechanisms for these utilities. Legislation was signed by the Governor on May 12, 2026, and became effective on July 1, 2026.

During 2026, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of July 29, 2026:
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
•Missouri passed House Bill 2397, which changes the voter threshold to dissolve a public water district from two-thirds to three-fifths if certain conditions are met. The legislation requires that any dissolution petition include a defined asset sale agreement, a plan to fully satisfy all debts and proof that another water supplier can reliably serve residents. Legislation was signed by the Governor on July 9, 2026, and will become effective August 28, 2026.
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
Tax Matters
On February 18, 2026, the Internal Revenue Service issued Notice 2026-7, providing additional CAMT guidance that, among other changes, allows tax repairs to be deducted when calculating the CAMT liability and allows retroactive reliance for companies to file amended returns and recover CAMT already paid. As a result of this guidance, the Company does not expect to be in a CAMT liability position. In 2026, previously recorded current and deferred tax amounts relating to CAMT were adjusted in the Company’s Consolidated Financial Statements to reflect the revised calculation and refund claim status including the reversal of the $200 million CAMT credit carryforward outstanding as of December 31, 2025. Also, in 2026, the Company recognized additional uncertain tax liabilities of $50 million and, for the three and six months ended June 30, 2026, the Company recognized additional interest of $1 million and $3 million, respectively, as the CAMT credit carryforward is no longer available for offset. The Company will continue to evaluate CAMT applicability on a prospective basis.
Liquidity and Capital Resources
For a general overview of the sources and uses of capital resources, see the introductory discussion in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in the Company’s Form 10-K.

Liquidity needs for capital investment, working capital and other financial commitments are generally funded through cash flows from operations, public and private debt offerings, issuances of commercial paper and equity and, if and to the extent necessary, borrowings under the revolving credit facility of American Water Capital Corp. (“AWCC”), the Company’s wholly owned finance subsidiary.
The Company expects to fund future maturities of long-term debt through a combination of external debt and, to the extent available, cash flows from operations. Since the Company expects its capital investments over the next few years to be greater than its cash flows from operating activities, the Company currently plans to fund the excess of its capital investments over its cash flows from operating activities for the 2026-2030 time period through a combination of long-term debt and equity issuances, in addition to the remaining proceeds from the sale of HOS, all of which were received as of February 13, 2026. See Note 5—Mergers, Acquisitions and Divestitures—Secured Seller Promissory Note from the Sale of Homeowner Services Group, in the Notes to Consolidated Financial Statements for additional information. If necessary, the Company may delay certain capital investments or other funding requirements or pursue financing from other sources to preserve liquidity. In this event, the Company believes it can rely upon cash flows from operations to meet its obligations and fund its minimum required capital investments for an extended period of time.
On May 20, 2026, AWCC completed the sale of $500 million aggregate principal amount of its 4.625% Senior Notes due 2029. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $498 million. AWCC used the net proceeds of the offering (i) to repay a portion at maturity of its 3.625% Exchangeable Senior Notes due 2026 (the “Exchangeable Notes”); (ii) to repay a portion of its commercial paper obligations; and (iii) for general corporate purposes.
On April 1, 2026, AWCC completed the sale of $700 million aggregate principal amount of its 5.200% Senior Notes due 2036. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $695 million. AWCC used the net proceeds of the offering (i) to lend funds to American Water and the Company’s regulated subsidiaries; (ii) to repay its commercial paper obligations; and (iii) for general corporate purposes.
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
During June 2026, the Company elected to physically settle 3,403,756 shares at the forward price provided in the relevant Forward Sale Agreements. The net proceeds received by the Company from these settlements were $476 million.
As of June 30, 2026, 4,694,836 shares of the Company’s common stock remain available for future settlement under the remaining Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a future settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements have been classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.
On June 29, 2023, AWCC issued $1,035 million aggregate principal amount of Exchangeable Notes. The Exchangeable Notes matured in full on June 15, 2026, and the Company repaid, in cash, the outstanding principal balance.
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

Presented in the tables below are the aggregate credit facility commitment, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of June 30, 2026
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,500)	(78)	(1,578)
Remaining availability as of June 30, 2026	$1,100	$72	$1,172
(a)Total remaining availability of $1.2 billion as of June 30, 2026, was accessible through revolver draws.

	As of December 31, 2025
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,590)	(84)	(1,674)
Remaining availability as of December 31, 2025	$1,010	$66	$1,076
(a)Total remaining availability of $1.1 billion as of December 31, 2025, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of June 30, 2026, and December 31, 2025, respectively:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of June 30, 2026	$191	$1,172	$1,363
Available liquidity as of December 31, 2025	$98	$1,076	$1,174
The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 3.99% and 3.89% at June 30, 2026, and December 31, 2025, respectively.
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
As of June 30, 2026, the Company had entered into three treasury lock agreements, with a term of seven years and an aggregate notional amount totaling $75 million, to reduce interest rate exposure on expected future debt issuances. These treasury lock agreements terminate in October 2026 and have an average fixed interest rate of 4.39%. The Company designated these treasury lock agreements as cash flow hedges, with their fair value recorded in accumulated other comprehensive gain or loss.
In May 2026, the Company terminated one treasury lock agreement, designated as cash flow hedge, with a term of three years and a notional amount of $400 million, realizing a pre-tax gain of less than $1 million recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a three-year period, in accordance with the tenor of the notes issued on May 20, 2026.
In May 2026, the Company terminated five treasury lock agreements, designated as cash flow hedges, with a term of 30 years and an aggregate notional amount totaling $175 million, realizing a pre-tax gain of $7 million included in Other, net in the accompanying Consolidated Statements of Operations.
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

No ineffectiveness was recognized on hedging instruments for the three and six months ended June 30, 2026 or 2025.
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Six Months Ended June 30,
(In millions)	2026	2025
Net income	$511	$494
Add (less):
Depreciation and amortization	477	437
Deferred income taxes and amortization of investment tax credits	294	51
Other non-cash activities (a)	(14)	(19)
Changes in assets and liabilities (b)	(339)	(309)
Pension contributions	(22)	(22)
Net cash provided by operating activities	$907	$632
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net.
(b)Changes in assets and liabilities include changes to receivables and unbilled revenues, income tax receivable, accounts payable and accrued liabilities, accrued taxes and other assets and liabilities, net.
For the six months ended June 30, 2026, cash flows provided by operating activities increased $275 million, due to the CAMT liability included in the Company’s extension payment in the second quarter of 2025. As a result of Notice 2026-7 issued by the Internal Revenue Service, in 2026, previously recorded current and deferred tax amounts relating to CAMT have been adjusted and offset in Deferred income taxes and amortization of investment tax credits and changes in assets and liabilities. Cash flows provided by operating activities also increased from normal business operations, primarily relating to changes other assets and liabilities.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Six Months Ended June 30,
(In millions)	2026	2025
Capital expenditures	$(1,519)	$(1,281)
Acquisitions, net of cash acquired	(346)	(13)
Proceeds from secured seller promissory note from the sale of the Homeowner Services Group	795	—
Removal costs from property, plant and equipment retirements, net	(89)	(71)
Purchases of available-for-sale fixed-income securities	—	(35)
Proceeds from sales and maturities of available-for-sale fixed-income securities	32	60
Net cash used in investing activities	$(1,127)	$(1,340)
For the six months ended June 30, 2026, cash flows used in investing activities decreased $213 million, primarily due to proceeds from the HOS secured seller promissory note repaid in February 2026 partially offset by increased payments for capital expenditures and acquisitions. The Company currently plans to invest approximately $3.7 billion on growth through capital investment in infrastructure and acquisitions in the Regulated Businesses in 2026.

Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Six Months Ended June 30,
(In millions)	2026	2025
Proceeds from long-term debt, net of discount	$1,293	$876
Repayments of long-term debt	(1,061)	(606)
Proceeds from the issuance of common stock	476	—
Net short-term (repayments) borrowings with original maturities less than three months	(89)	710
Debt issuance costs	(9)	(7)
Dividends paid	(336)	(311)
Other financing activities, net (a)	35	41
Net cash provided by financing activities	$309	$703
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the six months ended June 30, 2026, cash flows provided by financing activities decreased $394 million, primarily due to net repayments of short-term commercial paper compared to net borrowings in the prior period, higher repayments of long-term debt and higher dividend payments, partially offset by higher issuances of long-term debt and settlements of forward sale agreements.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On June 30, 2026, the Company’s ratio was 0.58 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of July 29, 2026, as issued by Moody’s Ratings on January 29, 2026, and S&P Global Ratings on June 5, 2026:

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
Access to the capital markets, including the commercial paper market, and respective financing costs in those markets, may be directly affected by the Company’s securities ratings. The Company primarily accesses the debt capital markets, including the commercial paper market, through AWCC. However, the Company has also issued debt through the Regulated Businesses, primarily in the form of mortgage bonds and tax-exempt securities or borrowings under state revolving funds, to lower the overall cost of debt.
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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
During June and July 2026, the SWRCB issued and subsequently amended a Notice of Hearing related to its consideration of a modification to the moratorium on new service connections contained in the 2009 Order. Written testimony is due August 19, 2026, followed by public comment and issuance of a draft order for consideration by the SWRCB.
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
On September 17, 2025, the City, MCWD and the MPWMD filed applications for rehearing of the CPUC’s August 2025 final decision on the supply and demand projections supporting the need for the Water Supply Project. On September 22, 2025, these parties also filed a motion to stay the August 2025 final decision. On October 9, 2025, the CPUC issued a factual correction to the August 2025 final decision to find that the projected demand will outstrip supply by approximately 2,500 acre-feet per year for 2050. On May 4, 2026, the CPUC issued an order denying the motions for rehearing and to stay the August 2025 final decision. This proceeding is now closed.
Approvals for Use of Outfall for Water Supply Project Brine Discharge
On March 30, 2026, Monterey One Water, owner of the outfall through which the Water Supply Project proposes to discharge brine, approved the submission of an application to the Coastal Commission for a coastal development permit to construct modifications to the outfall to accommodate the brine. Monterey One Water submitted the application to the Coastal Commission on April 1, 2026. On April 29, 2026, the Coastal Commission issued a notice that the application was incomplete.
Water Supply Project Land Acquisition and Slant Well Site Use
On June 23, 2026, the California State Lands Commission unanimously approved an application filed by Cal Am to lease California state lands for the construction and use of four new subsurface slant wells and the conversion and use of the existing subsurface test slant well, all for the proposed Water Supply Project desalination facilities. The approval of this application by the California State Lands Commission was a required condition of the Coastal Commission’s November 2022 development permit for the phased development of the Water Supply Project. On July 24, 2026, the City, the MPWMD, MCWD, and the MCWD Groundwater Sustainability Agency filed a petition for writ of mandate in Monterey County Superior Court alleging that the State Lands Commission violated the California Environmental Quality Act and other California state laws in its approval of the lease for the Water Supply Project. This matter remains pending.
Testimony and presentation of evidence at trial in the City’s May 2020 lawsuit concluded on May 14, 2026. A decision is expected by the end of 2026.
Complaint Filed in CPUC Against Cal Am
On June 16, 2026, the MPWMD, the City and MCWD jointly filed a complaint with the CPUC against Cal Am, seeking (i) an immediate stop to Cal Am’s current desalination project activities, (ii) to require Cal Am to seek modification of the CPUC’s 2018 final decision finding that the Water Supply Project meets its requirements for a certificate of public convenience and necessity, (iii) a finding that Cal Am is in violation of that final decision, and (iv) issuance of an order to show cause why Cal Am should not be sanctioned for implementing a phased project. The complainants argued that the implementation of the 6.4 million gallon per day desalination project with an initial phase of development of 4.8 million gallons per day, is not consistent with the CPUC’s 2018 final decision. Cal Am will respond to the complaint and believes it to be without merit.
Proposed Acquisition of Monterey System Assets — Potential Condemnation
MPWMD Condemnation Action
The court has scheduled an evidentiary hearing for October 19, 2026, to consider whether LAFCO approval is required for the MPWMD to proceed with its eminent domain claim.

Mountaineer Gas Company Main Break
Mountaineer Gas Customer Putative Class Action Lawsuits
During the second and third quarters of 2026, discussions took place regarding a potential settlement framework as to the four pending putative class action lawsuits filed against Mountaineer Gas and WVAWC, purportedly on behalf of customers in Charleston, West Virginia related to this incident. On July 9, 2026, WVAWC and the Ruffin and Toliver plaintiffs entered into a term sheet with respect to a proposed settlement framework covering all claims and potential claims against WVAWC arising out of these matters for the entire class (the “Proposed Settlement”). Under the terms of the term sheet and any subsequent agreement related to the Proposed Settlement, WVAWC has not admitted, and will not admit, any liability or waive any defenses to any class member for any of the allegations made in the covered putative class action lawsuits.
The proposed maximum amount of the Proposed Settlement with respect to WVAWC is currently estimated to be $9 million, of which the Company estimates that all or substantially all would be contributed by the Company’s general liability insurance carriers. The actual total amount to be paid to claimants through the Proposed Settlement will depend on the nature of the claims submitted and approved through a process to be negotiated by the parties and approved by the court. The Proposed Settlement has not had, and is not anticipated to have, any material impact on the Company’s financial condition, results of operations or cash flows.
The parties will next prepare a formal settlement agreement based on the terms of the term sheet and framework of the Proposed Settlement, which will be subject to preliminary and final approvals by the court.
Mountaineer Gas Company Lawsuit
On July 9, 2026, WVAWC filed a motion seeking a continuance of the August 10, 2026 trial date for this lawsuit. The trial date has been continued but has not currently been rescheduled.
WVPSC General Investigation
In June 2026, the WVPSC issued final orders in both of its general investigations related to the matters in the Mountaineer Gas Company main break incident and required WVAWC to file closed matters as to its handoff and valve practice and operations over the next six months.
East Stroudsburg, Pennsylvania Putative Class Action
In August 2024, a complaint for a putative class action captioned McNair v. Pennsylvania-American Water Company was filed against the Company’s Pennsylvania subsidiary (“PAWC”) in the Lackawanna County Court of Common Pleas. The plaintiff lives in a residential community named Blue Mountain Lake Estates located in East Stroudsburg, Pennsylvania. Through the initial complaint, he sought to certify a class on behalf of all current and former property owners in, or residents of, Blue Mountain Lake Estates in East Stroudsburg, Pennsylvania, whose water service has been provided by PAWC since August 2020.
This complaint pertains to alleged elevated levels of naturally-occurring manganese in water supplied to Blue Mountain Lake Estates, including PAWC’s issuance of a Do Not Drink Public Notice for infants six months or younger (and noting other potentially vulnerable groups) in May 2024, based on sampling results that exceeded a health advisory level threshold. The complaint has three counts: public nuisance, private nuisance and breach of implied contract. Alleged damages include loss of use and enjoyment of property, property damage, loss of property value, inconvenience and annoyance. Monetary and injunctive relief is sought, including punitive damages.
On November 24, 2025, the original plaintiff filed a motion for leave to file an amended complaint. Through the proposed amended complaint, the original plaintiff sought to add his wife as an additional named plaintiff and sought to add requests for punitive damages to both nuisance counts. The court granted the motion for leave on February 24, 2026. The plaintiffs filed their amended complaint on March 3, 2026. Through the amended complaint, the plaintiffs modified the class period to be May 15, 2024 to the present. PAWC filed its answer to the amended complaint on May 29, 2026.
On January 9, 2026, PAWC filed a motion for summary judgment seeking to dismiss all counts. On January 22, 2026, the plaintiffs filed a motion for leave to conduct punitive damages discovery. On June 11, 2026, PAWC’s motion for summary judgment was denied, and plaintiff’s motion remains pending.
A hearing was conducted on June 29, 2026, on the plaintiffs’ motion for class certification, and on July 21, 2026, the court issued an order denying the motion. This matter remains pending. The Company and PAWC believe that PAWC has valid, meritorious defenses to the claims, and PAWC will continue to vigorously defend itself against these allegations.

PFAS Multi-District Litigation
As of June 30, 2026, the Company has received settlement payments from defendants in the multi-district litigation (the “MDL”) totaling $234 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of July 1, 2026, out of 11 Company utility subsidiaries that are parties to the MDL settlements and have filed to obtain such regulatory approval, approvals have been obtained for seven, two have been denied, and two remain pending. When and as received, funds are initially being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL settlements after approval or denial is received from the applicable PUCs. As of June 30, 2026, the funds held in the escrow account and not yet transferred to the Company or returned to customers, totaled $131 million. Approximately $101 million of the escrowed funds were transferred from the escrow account for distribution to the Company’s utility subsidiaries. The Company anticipates that, during the remainder of 2026, it may receive one or more additional settlement payments from parties to the MDL settlements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuance of Shares in Connection with Acquisition of Gordon’s Corner Water Company
Effective July 27, 2026, parent company issued 350,652 shares of its common stock held in treasury (the “Shares”) to the former shareholders of Gordon’s Corner Water Company (“GCW”) as consideration for the merger (the “GCW Merger”) of a wholly owned subsidiary of parent company with and into GCW, with GCW being the surviving entity as of the closing of the GCW Merger. The Shares were issued, with restrictive legends thereupon, to or for the benefit of a limited number of persons in a transaction not involving a public offering of securities in reliance upon Section 4(a)(2) of the Securities Act. Promptly following the closing of the GCW Merger, GCW was merged with and into the Company’s New Jersey subsidiary.
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
The Company did not repurchase shares of common stock during the three months ended June 30, 2026. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through June 30, 2026, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of the Company’s directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

3.1.1
Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1 to American Water Works Company, Inc.’s Quarterly Report on Form 10-Q, File No. 001-34028, filed November 6, 2008).

3.1.2
Certificate of Amendment to Restated Certificate of Incorporation of American Water Works Company, Inc. (incorporated by reference to Exhibit 3.1.2 to American Water Works Company, Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 15, 2026).

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

4.3
Officers’ Certificate of American Water Capital Corp., dated May 20, 2026, establishing the 4.625% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to American Water Works Company Inc.’s Current Report on Form 8-K, File No. 001-34028, filed May 20, 2026).

*4.4	Description of American Water Works Company, Inc.’s Equity Securities.
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

*10.3	American Water Works Company, Inc. 2017 Omnibus Equity Compensation Plan 2026 Stock Unit Grant for Non-Employee Directors.
*22.1	Guaranteed Securities.
*31.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Exhibit Description
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 2026.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ JOHN C. GRIFFITH
John C. Griffith President and Chief Executive Officer (Principal Executive Officer)
By	/s/ DAVID M. BOWLER
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)