Form 10-Q
period 2026-09-30
American Water Works Company, Inc.
filed 2026-10-28
CIK 1410636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 19, 2026
Common Stock, par value $0.01 per share	199,104,661

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

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Property, plant and equipment	$40,459	$37,955
Accumulated depreciation	(7,767)	(7,379)
Property, plant and equipment, net	32,692	30,576
Current assets:
Cash and cash equivalents	121	98
Restricted funds	16	21
Accounts receivable, net of allowance for uncollectible accounts of $68 and $58, respectively	473	395
Income tax receivable	93	9
Unbilled revenues	380	433
Materials and supplies	110	112
Secured seller promissory note from the sale of the Homeowner Services Group	—	795
Other	291	328
Total current assets	1,484	2,191
Regulatory and other long-term assets:
Regulatory assets	1,244	1,132
Operating lease right-of-use assets	91	85
Goodwill	1,307	1,156
Other	409	302
Total regulatory and other long-term assets	3,051	2,675
Total assets	$37,227	$35,442
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Balance Sheets (Unaudited)
(In millions, except share and per share data)

	September 30, 2026	December 31, 2025
CAPITALIZATION AND LIABILITIES
Capitalization:
Common stock ($0.01 par value; 500,000,000 shares authorized; 204,242,057 and 200,605,170 shares issued, respectively)	$2	$2
Paid-in-capital	9,148	8,642
Retained earnings	3,118	2,575
Accumulated other comprehensive income	12	6
Treasury stock, at cost (5,137,493 and 5,428,008 shares, respectively)	(349)	(388)
Total common shareholders' equity	11,931	10,837
Long-term debt	13,987	12,777
Redeemable preferred stock at redemption value	3	3
Total long-term debt	13,990	12,780
Total capitalization	25,921	23,617
Current liabilities:
Short-term debt	1,449	1,588
Current portion of long-term debt	898	1,479
Accounts payable	321	378
Accrued liabilities	591	830
Accrued taxes	106	134
Accrued interest	150	140
Other	271	198
Total current liabilities	3,786	4,747
Regulatory and other long-term liabilities:
Advances for construction	497	435
Deferred income taxes and investment tax credits	3,538	3,190
Regulatory liabilities	1,312	1,416
Operating lease liabilities	81	74
Accrued pension expense	144	167
Other	241	166
Total regulatory and other long-term liabilities	5,813	5,448
Contributions in aid of construction	1,707	1,630
Commitments and contingencies (See Note 11)
Total capitalization and liabilities	$37,227	$35,442
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Operations (Unaudited)
(In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating revenues	$1,510	$1,451	$4,072	$3,869
Operating expenses:
Operation and maintenance	531	523	1,505	1,471
Depreciation and amortization	245	226	722	663
General taxes	94	87	272	260
Other	(1)	1	(1)	1
Total operating expenses, net	869	837	2,498	2,395
Operating income	641	614	1,574	1,474
Other (expense) income:
Interest expense	(167)	(158)	(497)	(453)
Interest income	3	23	18	67
Non-operating benefit costs, net	5	4	15	12
Other, net	17	11	53	40
Total other (expense) income	(142)	(120)	(411)	(334)
Income before income taxes	499	494	1,163	1,140
Provision for income taxes	112	115	265	267
Net income attributable to common shareholders	$387	$379	$898	$873

Basic earnings per share: (a)
Net income attributable to common shareholders	$1.94	$1.94	$4.56	$4.47
Diluted earnings per share: (a)
Net income attributable to common shareholders	$1.94	$1.94	$4.56	$4.47
Weighted-average common shares outstanding:
Basic	199	195	197	195
Diluted	199	195	197	195
(a)Amounts may not calculate due to rounding.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Comprehensive Income (Unaudited)
(In millions)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to common shareholders	$387	$379	$898	$873
Other comprehensive income (loss), net of tax:
Defined benefit pension plan actuarial loss, net of tax of $0 for the three and nine months ended September 30, 2026 and 2025	1	—	1	1
Unrealized gain (loss) on cash flow hedges, net of tax of $1 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $1 and $(2) for the nine months ended September 30, 2026 and 2025, respectively	3	(1)	4	(6)
Unrealized gain (loss) on available-for-sale fixed-income securities, net of tax of $0 for the three months ended September 30, 2026 and 2025, and $0 and $(1) for the nine months ended September 30, 2026 and 2025, respectively	—	—	1	(3)
Net other comprehensive income (loss)	4	(1)	6	(8)
Comprehensive income attributable to common shareholders	$391	$378	$904	$865
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Cash Flows (Unaudited)
(In millions)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$898	$873
Adjustments to reconcile to net cash flows provided by operating activities:
Depreciation and amortization	722	663
Deferred income taxes and amortization of investment tax credits	356	104
Provision for losses on accounts receivable	39	36
Pension and non-pension postretirement benefits	(5)	1
Other non-cash, net	(54)	(6)
Changes in assets and liabilities:
Receivables and unbilled revenues	(57)	(201)
Income tax receivable	(84)	22
Pension contributions	(33)	(33)
Accounts payable and accrued liabilities	(46)	(2)
Accrued taxes	(18)	4
Other assets and liabilities, net	(83)	(65)
Net cash provided by operating activities	1,635	1,396
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,407)	(2,078)
Acquisitions, net of cash acquired	(391)	(22)
Proceeds from secured seller promissory note from the sale of the Homeowner Services Group	795	—
Removal costs from property, plant and equipment retirements, net	(138)	(120)
Purchases of available-for-sale fixed-income securities	—	(43)
Proceeds from sales and maturities of available-for-sale fixed-income securities	36	84
Net cash used in investing activities	(2,105)	(2,179)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of discount	1,847	1,776
Repayments of long-term debt	(1,229)	(623)
Proceeds from the issuance of common stock	476	—
Net short-term (repayments) borrowings with original maturities less than three months	(139)	126
Advances and contributions in aid of construction, net of refunds of $24 and $25 for the nine months ended September 30, 2026 and 2025, respectively	56	60
Debt issuance costs	(12)	(17)
Dividends paid	(514)	(472)
Other, net	1	2
Net cash provided by financing activities	486	852
Net increase in cash, cash equivalents and restricted funds	16	69
Cash, cash equivalents and restricted funds at beginning of period	139	140
Cash, cash equivalents and restricted funds at end of period	$155	$209
Non-cash investing activity:
Capital expenditures acquired on account but unpaid as of the end of period	$273	$331
Acquisition financed by treasury stock	$46	$7
Non-cash financing activity:
Settlements of long-term debt	$—	$27
 The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)
(In millions)

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2025	200.6	$2	$8,642	$2,575	$6	(5.4)	$(388)	$10,837
Net income attributable to common shareholders	—	—	—	196	—	—	—	196
Common stock issuances (a)	0.2	—	10	—	—	(0.1)	(8)	2
Net other comprehensive income	—	—	—	—	2	—	—	2
Balance as of March 31, 2026	200.8	$2	$8,652	$2,771	$8	(5.5)	$(396)	$11,037
Net income attributable to common shareholders	—	—	—	315	—	—	—	315
Common stock issuances (a)	3.4	—	488	—	—	—	—	488
Dividends ($0.8950 declared per common share)	—	—	—	(175)	—	—	—	(175)
Balance as of June 30, 2026	204.2	$2	$9,140	$2,911	$8	(5.5)	$(396)	$11,665
Net income attributable to common shareholders	—	—	—	387	—	—	—	387
Common stock issuances (a)	—	—	9	—	—	—	—	9
Acquisitions via treasury stock	—	—	(1)	—	—	0.4	47	46
Net other comprehensive income	—	—	—	—	4	—	—	4
Dividends ($0.8950 declared per common share)	—	—	—	(180)	—	—	—	(180)
Balance as of September 30, 2026	204.2	$2	$9,148	$3,118	$12	(5.1)	$(349)	$11,931
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.

	Common Stock		Paid-in-Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total Shareholders' Equity
	Shares	Par Value				Shares	At Cost
Balance as of December 31, 2024	200.4	$2	$8,598	$2,112	$12	(5.5)	$(392)	$10,332
Net income attributable to common shareholders	—	—	—	205	—	—	—	205
Common stock issuances (a)	0.1	—	13	—	—	—	(6)	7
Net other comprehensive loss	—	—	—	—	(10)	—	—	(10)
Balance as of March 31, 2025	200.5	$2	$8,611	$2,317	$2	(5.5)	$(398)	$10,534
Net income attributable to common shareholders	—	—	—	289	—	—	—	289
Common stock issuances (a)	—	—	10	—	—	—	—	10
Acquisitions via treasury stock	—	—	—	—	—	—	7	7
Net other comprehensive income	—	—	—	—	3	—	—	3
Dividends ($0.8275 declared per common share)	—	—	—	(161)	—	—	—	(161)
Balance as of June 30, 2025	200.5	$2	$8,621	$2,445	$5	(5.5)	$(391)	$10,682
Net income attributable to common shareholders	—	—	—	379	—	—	—	379
Common stock issuances (a)	0.1	—	9	—	—	—	—	9
Net other comprehensive loss	—	—	—	—	(1)	—	—	(1)
Dividends ($0.8275 declared per common share)	—	—	—	(162)	—	—	—	(162)
Balance as of September 30, 2025	200.6	$2	$8,630	$2,662	$4	(5.5)	$(391)	$10,907
(a)Includes stock-based compensation, employee stock purchase plan and dividend reinvestment and direct stock purchase plan activity.
The accompanying notes are an integral part of these Consolidated Financial Statements.

American Water Works Company, Inc. and Subsidiary Companies
Notes to Consolidated Financial Statements (Unaudited)
(Unless otherwise noted, in millions, except per share data)
Note 1: Basis of Presentation
The unaudited Consolidated Financial Statements included in this report include the accounts of American Water Works Company, Inc. and all of its subsidiaries (the “Company” or “American Water”), in which a controlling interest is maintained after the elimination of intercompany balances and transactions. References to “parent company” mean American Water Works Company, Inc., without its subsidiaries. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting, and the rules and regulations for reporting on Quarterly Reports on Form 10-Q (“Form 10-Q”). Accordingly, they do not contain certain information and disclosures required by GAAP for comprehensive financial statements. In the opinion of management, all adjustments necessary for a fair statement of the financial position as of September 30, 2026, and the results of operations and cash flows for all periods presented, have been made. All adjustments are of a normal, recurring nature, except as otherwise disclosed.
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

Presented in the table below are recently issued accounting standards that have not yet been adopted by the Company as of September 30, 2026; recently issued accounting standards not presented below were determined to be not applicable, or not material, to the Company:

Standard	Description	Date of Adoption	Application	Effect on the Consolidated Financial Statements
Income Statement Disaggregation	The guidance in this standard enhances disclosures related to income statement expenses to further disaggregate expenses in the footnotes to the financial statements. The standard requires disaggregation of any relevant expense caption presented on the face of the income statement that contains the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. Further, the standard requires disclosure of the total amount and the entity’s definition of selling expenses.	Annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027	Prospective, with retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Internal-Use Software	The guidance in this standard removes all reference to prescriptive and sequential software development stages, requiring an entity to start capitalizing software costs when the following criteria are both met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform the function intended. Further, the standard requires disclosure for all capitalized internal-use software costs and removes the requirement for intangibles disclosures for capitalized internal-use software.	Annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods	Prospective, with a modified transition or retrospective application also permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Accounting for Government Grants Received by Business Entities	Introduces authoritative GAAP guidance for accounting and disclosure of government grants received by business entities, addressing the previous lack of specific guidance and reducing diversity in practice. The standard requires grants to be recognized when compliance with conditions is probable and receipt is likely, and allows presentation either as deferred income or as a reduction of related costs.	Annual periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods	Modified prospective, modified retrospective, or retrospective applications are permitted	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Environmental Credits and Environmental Credit Obligations	Establishes a comprehensive and consistent accounting model for environmental credits and related compliance obligations, an area that previously relied on diverse GAAP analogies. The standard requires entities to recognize environmental credits as assets (measured at cost by default) and to recognize environmental credit obligations as liabilities when incurred based on regulatory or contractual requirements. The standard also clarifies that credits and obligations are accounted for separately, even if they economically offset, and introduces enhanced disclosure requirements about the nature, measurement, and activity of these balances.	Annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods	Retrospective	The Company is evaluating the impact on its Consolidated Financial Statements and the timing of adoption.
Property, Plant and Equipment
The New Jersey Economic Development Authority (“NJEDA”) determined that the Company was qualified to receive $161 million in tax credits in connection with its capital investment in its corporate headquarters in Camden, New Jersey. The Company was qualified to receive the tax credits over a 10-year period commencing in 2019.
In May 2026, the NJEDA issued to the Company the utilization certificate for the 2024 tax credits in the amount of $15 million. The Company sold the tax credits to an external party for $14 million. As of September 30, 2026, the Company had current assets of $16 million included in Other and $48 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2025 through 2028 tax credits. As of December 31, 2025, the Company had current assets of $15 million included in Other and $64 million of long-term assets included in Other on the Consolidated Balance Sheets for the 2024 through 2028 tax credits. The Company has made the necessary annual filing for the year ended December 31, 2025. The submitted filing is under review by the NJEDA and it is expected that the Company will receive final NJEDA approval and monetize the 2025 tax credits in 2027.
Cash, Cash Equivalents and Restricted Funds
Presented in the table below is a reconciliation of the cash and cash equivalents and restricted funds amounts as presented on the Consolidated Balance Sheets to the sum of such amounts presented on the Consolidated Statements of Cash Flows for the periods ended September 30:

	2026	2025
Cash and cash equivalents	$121	$166
Restricted funds	16	11
Restricted funds included in other long-term assets	18	32
Cash, cash equivalents and restricted funds as presented on the Consolidated Statements of Cash Flows	$155	$209

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
Presented in the table below are the changes in the allowance for uncollectible accounts for the nine months ended September 30:

	2026	2025
Balance as of January 1	$(58)	$(53)
Amounts charged to expense	(39)	(36)
Amounts written off	29	31
Balance as of September 30	$(68)	$(58)
Note 3: Regulatory Matters
General Rate Cases
The table below summarizes the annualized incremental revenues, assuming a constant sales volume and customer count, resulting from general rate case authorizations that became effective during 2026. The amounts include reductions for the amortization of the excess accumulated deferred income taxes that are generally offset in income tax expense.

	Effective Date	Amount
General rate cases by state:
New Jersey	September 15, 2026	$68
Pennsylvania	August 13, 2026	75
West Virginia	March 1, 2026	20
Maryland	February 26, 2026	2
California, Attrition Increase (a)	January 1, 2026	14
Total general rate case authorizations		$179
(a)The effective annualized incremental revenue increase for the 2026 attrition year was finalized through the standard Advice Letter process with the California Public Utilities Commission in January 2026.
On September 9, 2026, the New Jersey Board of Public Utilities issued an order approving without modification the stipulation of settlement of a general rate case filed on January 16, 2026, by the Company’s New Jersey subsidiary. The general rate case order approved a $68 million annualized increase in the New Jersey subsidiary’s water and wastewater revenues, effective as of September 15, 2026, based on (i) an authorized return on equity of 9.50%, (ii) an authorized rate base of $6.1 billion, (iii) a common equity ratio of 54.00%, and (iv) a long-term debt ratio of 46.00%. The annualized revenue increase is driven primarily by $1.4 billion of incremental capital investments since the New Jersey subsidiary’s last general rate case.
On July 27, 2026, the Pennsylvania Public Utilities Commission (the “PaPUC”) released an order approving the adjustment of base rates pursuant to a general rate case filed by the Company’s Pennsylvania subsidiary on November 14, 2025. The PaPUC approved a $75 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding infrastructure surcharges of $24 million, based on an authorized return on equity of 9.55%, a common equity ratio of 54.23% and a long-term debt ratio of 45.77%, and authorized rate base of $6.6 billion, which reflects approximately $1.2 billion of capital investments to be made through mid-2027. The new rates became effective as of August 13, 2026.

On March 5, 2026, the Public Service Commission of West Virginia (the “WVPSC”) issued an amended order that approves the adjustment of the Company’s West Virginia subsidiary’s base rates requested in a general rate case filed on May 5, 2025. The general rate case order approved an annualized increase of approximately $20 million in water and wastewater system revenues, which excludes previously recovered infrastructure surcharges of approximately $13 million, based on an authorized return on equity of 9.80%, a common equity ratio of 51.00% and a debt ratio of 49.00%. As of March 5, 2026, the West Virginia subsidiary’s view of its authorized rate base, which was not stated in the general rate case order, is approximately $1.1 billion. The increased water and wastewater revenues related to this base rate adjustment are being driven primarily by approximately $239 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s last general rate case and through February 2026. The new water and wastewater rates became effective as of March 1, 2026.
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
On December 5, 2024, the California Public Utilities Commission (the “CPUC”) approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. On September 19, 2025, the California subsidiary filed a petition to modify the CPUC order, seeking clarification from the CPUC on the method used to calculate the Conservation Adjustment for Rate Tier Designs (“CART”), specifically for the California subsidiary’s Monterey service area. The CART is a ratemaking mechanism that allows the Company to recover, in subsequent periods, a portion of the impact on operating revenues as a result of implementing customer rates structured to promote conservation usage. On October 20, 2025, the California Public Advocate submitted a response opposing the California subsidiary’s request and stating the request should instead be addressed in the California subsidiary’s pending base rate case. On October 30, 2025, the California subsidiary filed a reply to the California Public Advocate’s response, which underscored the need for clarity on the CART calculation. There is no defined period for the CPUC to respond to the petition to modify, but the California subsidiary expects resolution of the petition to modify later in 2026 or early in 2027.
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

On January 27, 2026, the Company’s Illinois subsidiary filed a request with the Illinois Commerce Commission (the “ICC”) to adjust its water and wastewater rates. The filing seeks a two-step rate increase in aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $119 million effective January 1, 2027, based on a future test year through December 31, 2027, and a capital structure with an equity component of 52.42% and a debt component of 47.58%, and (ii) approximately $15 million effective January 1, 2028, based on a future test year to include end-of-period rate base and a capital structure with an equity component of 52.74% and a debt component of 47.26%, in each case, exclusive of infrastructure surcharges. On June 23, 2026, and August 6, 2026, as part of the standard procedural schedule, the Illinois subsidiary filed updates with the ICC to its request originally filed on January 27, 2026. The updated request seeks a two-step rate increase in aggregate annualized incremental revenue of approximately $104 million effective January 1, 2027, with the reduction primarily driven by the removal of the impacts of the corporate alternative minimum tax (“CAMT”) from rate base as a result of Internal Revenue Service Notice 2026-7 issued in February 2026, and approximately $16 million effective January 1, 2028. The request is driven primarily by approximately $577 million in capital investments made and to be made by the Illinois subsidiary from January 2026 through December 2027. On October 23, 2026, a proposed order was issued by the administrative law judge in the proceeding, recommending a 9.67% return on equity and a capital structure with an equity component of 50.00% and a debt component of 50.00%. In addition, the proposed order recommended against the Illinois subsidiary’s second-step increase. The recommendations in the proposed order may be accepted, modified, or rejected by the ICC. A final order in the case is expected no later than December 18, 2026, with new rates implemented January 1, 2027.
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
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. On June 8, 2026, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office to determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary in its general rate case filed on July 1, 2025. The requested annualized incremental revenue was driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary from 2025 to 2028. Under the partial settlement agreement, the total incremental annualized water and wastewater revenue to be received by the California subsidiary would be $24 million in the 2027 test year, $21 million in the 2028 escalation year, and $22 million in the 2029 attrition year. The California subsidiary’s revised proposed position in this general rate case was $43 million in the 2027 test year (updated to reflect a current level of revenue and sales), an estimated $22 million in the 2028 escalation year, and an estimated $26 million in the 2029 attrition year. The treatment in the general rate case of construction work in progress (“CWIP”) is the only primary issue that remains pending in the general rate case. If CWIP is ultimately excluded from rate base, it is estimated that the incremental annualized water and wastewater revenues to be received by the California subsidiary for the 2027 test year and the 2028 escalation year would decrease to $20 million and $19 million, respectively, and would remain at $22 million in the 2029 attrition year. New rates would be implemented by the California subsidiary as of January 1, 2027, upon a final decision issued by the CPUC with respect to the general rate case. Also, under the partial settlement agreement, the California subsidiary withdrew its request for a Fixed Cost Recovery Account, which was intended to be a full decoupling mechanism. On October 12, 2026, the CPUC issued a decision authorizing interim rates in the event the CPUC is not able to issue a decision by January 1, 2027.

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
(a)In 2026, $11 million was effective January 1, $7 million was effective April 1 and $9 million was effective July 1.
Pending Infrastructure Surcharge Filings
On September 16, 2026, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $14 million in additional annualized revenues.
On September 1, 2026, the Company’s Pennsylvania subsidiary filed its third Water Long-Term Infrastructure Improvement Plan (“LTIIP”), covering proposed Distribution System Improvement Charge (“DSIC”) investments for the period January 1, 2027, through December 31, 2031. This LTIIP filing requests inclusion of additional categories of eligible property for recovery within the quarterly DSIC filing. The Pennsylvania subsidiary expects a decision on the expanded LTIIP by the PaPUC before the end of 2027.
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
Presented in the table below are operating revenues disaggregated for the three months ended September 30, 2026:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$762	$—	$762
Commercial	297	—	297
Fire service	49	—	49
Industrial	60	—	60
Public and other	95		95
Total water services	1,263	—	1,263
Wastewater services:
Residential	81	—	81
Commercial	26	—	26
Industrial	3	—	3
Public and other	10		10
Total wastewater services	120	—	120
Miscellaneous utility charges	12	—	12
Alternative revenue programs	—	7	7
Lease contract revenue	—	1	1
Total Regulated Businesses	1,395	8	1,403
Other	107	—	107
Total operating revenues	$1,502	$8	$1,510
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

Presented in the table below are operating revenues disaggregated for the nine months ended September 30, 2026:

	Revenues from Contracts with Customers	Other Revenues Not from Contracts with Customers (a)	Total Operating Revenues
Regulated Businesses:
Water services:
Residential	$2,044	$—	$2,044
Commercial	785	—	785
Fire service	146	—	146
Industrial	164	—	164
Public and other	250	—	250
Total water services	3,389	—	3,389
Wastewater services:
Residential	229	—	229
Commercial	73	—	73
Industrial	8	—	8
Public and other	30	—	30
Total wastewater services	340	—	340
Miscellaneous utility charges	36	—	36
Alternative revenue programs	—	13	13
Lease contract revenue	—	4	4
Total Regulated Businesses	3,765	17	3,782
Other	290	—	290
Total operating revenues	$4,055	$17	$4,072
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
Contract Balances
Contract assets and contract liabilities are the result of timing differences between revenue recognition, billings, and cash collections. In the Company’s Military Services Group (“MSG”), certain contracts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones. Contract assets are recorded when billing occurs subsequent to revenue recognition and are reclassified to accounts receivable when billed and the right to consideration becomes unconditional. Contract liabilities are recorded when the Company receives advances from customers prior to satisfying contractual performance obligations, particularly for construction contracts, and are recognized as revenue when the associated performance obligations are satisfied. MSG contract assets and contract liabilities can fluctuate because of differences in the timing and size of projects under the contracts, the timing of expected billings or the timing of cash payments received from the U.S. government.
Contract assets of $52 million and $171 million are included in Unbilled revenues on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, respectively. Also, contract assets of $103 million and $5 million are included in other long-term assets on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, respectively. Contract liabilities of $12 million and $19 million are included in other current liabilities on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, respectively. Also, contract liabilities of $34 million and $19 million are included in other long-term liabilities on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, respectively. Revenues recognized for the nine months ended September 30, 2026 and 2025, from amounts included in contract liabilities were $62 million and $72 million, respectively.

Remaining Performance Obligations
Remaining performance obligations (“RPOs”) represent revenues the Company expects to recognize in the future from contracts that are in progress. The Company enters into agreements for the provision of services to water and wastewater facilities for the U.S. military, municipalities and other customers. As of September 30, 2026, the Company’s operation and maintenance (“O&M”) and capital improvement contracts have RPOs. Contracts with the U.S. government for work on various military installations expire between 2050 and 2073 and have RPOs of $7.4 billion as of September 30, 2026, as measured by estimated remaining contract revenue. Such contracts are subject to customary termination provisions held by the U.S. government, prior to the agreed-upon contract expiration. Contracts with municipalities and commercial customers expire between 2031 and 2038 and have RPOs of $512 million as of September 30, 2026, as measured by estimated remaining contract revenue.
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
Completion of the proposed merger is subject to certain customary conditions, including, among others, the receipt of required approvals from all applicable public utility commissions (“PUCs”) (of which Kentucky, Ohio and Virginia have already been received) on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which expired on August 14, 2026. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. However, there can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. For the three and nine months ended September 30, 2026, merger-related costs of $6 million and $15 million, respectively, were included in Operation and maintenance expense in the Consolidated Statements of Operations.
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
In addition to the acquisition of the Nexus Acquired Entities noted above, during the nine months ended September 30, 2026, the Company closed on eight regulated water and wastewater system acquisitions for a total aggregate purchase price of $116 million, which added approximately 34,000 water and wastewater customers. Assets acquired from these acquisitions, principally utility plant, totaled $117 million and liabilities assumed totaled $29 million. Five of these acquisitions were accounted for as business combinations, and the preliminary purchase price allocations will be finalized once the valuation of assets acquired and liabilities assumed has been completed, no later than one year after the acquisition date. This includes consideration of $46 million, in the form of 350,652 shares of parent company common stock, for the Company’s acquisition of Gordon’s Corner Water Company (“GCW”) effective July 27, 2026, adding approximately 15,500 water customers. The Company recorded goodwill of $28 million associated with the GCW acquisition, which is reported in the Company’s Regulated Businesses segment is not deductible for income tax purposes.
The pro forma impact of the Company’s business combinations, as well as the revenues and earnings generated during the period since the acquisition date, was not material to the Consolidated Statements of Operations for the periods ended September 30, 2026 and 2025.
Secured Seller Promissory Note from the Sale of Homeowner Services Group
On December 9, 2021, the Company sold all of the equity interests in subsidiaries that comprised the Homeowner Services Group (“HOS”) to a wholly owned subsidiary (the “Buyer”) of funds advised by Apax Partners LLP, a global private equity advisory firm, for total consideration of approximately $1.275 billion. The outstanding consideration as of December 31, 2025, was a secured seller note payable in cash and issued by the Buyer in the principal amount of $795 million, with an interest rate of 10.00% per year. On February 13, 2026, the Company received payment of all amounts payable under the secured seller promissory note in full satisfaction of the Buyer’s obligations thereunder. The Company recognized no interest income and $20 million of interest income during the three months ended September 30, 2026 and 2025, respectively, and $9 million and $60 million of interest income during the nine months ended September 30, 2026 and 2025, respectively, from this note.

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
As of September 30, 2026, 4,694,836 shares of the Company’s common stock remain available for future settlement under the remaining Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a future settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements have been classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.
Accumulated Other Comprehensive Income (Loss)
Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended September 30, 2026 and 2025, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of June 30, 2026	$(95)	$1	$75	$27	$—	$8
Other comprehensive income before reclassifications	—	—	—	3	—	3
Amounts reclassified from accumulated other comprehensive income	—	—	1	—	—	1
Net other comprehensive income	—	—	1	3	—	4
Balance as of September 30, 2026	$(95)	$1	$76	$30	$—	$12

Balance as of June 30, 2025	$(95)	$1	$75	$25	$(1)	$5
Other comprehensive loss before reclassifications	—	—	—	(1)	—	(1)
Net other comprehensive loss	—	—	—	(1)	—	(1)
Balance as of September 30, 2025	$(95)	$1	$75	$24	$(1)	$4

Presented in the table below are the changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2026 and 2025, respectively:

	Defined Benefit Pension Plans			Gain (Loss) on Cash Flow Hedges	Gain (Loss) on Fixed-Income Securities	Accumulated Other Comprehensive Income (Loss)
	Employee Benefit Plan Funded Status	Amortization of Prior Service Cost	Amortization of Actuarial Loss
Balance as of December 31, 2025	$(95)	$1	$75	$26	$(1)	$6
Other comprehensive income before reclassifications	—	—	—	5	—	5
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	(1)	1	1
Net other comprehensive income	—	—	1	4	1	6
Balance as of September 30, 2026	$(95)	$1	$76	$30	$—	$12

Balance as of December 31, 2024	$(95)	$1	$74	$30	$2	$12
Other comprehensive (loss) income before reclassifications	—	—	—	(6)	1	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	1	—	(4)	(3)
Net other comprehensive income (loss)	—	—	1	(6)	(3)	(8)
Balance as of September 30, 2025	$(95)	$1	$75	$24	$(1)	$4
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
Dividends
On September 1, 2026, the Company paid a quarterly cash dividend of $0.8950 per share to shareholders of record as of August 11, 2026.
On October 27, 2026, the Company’s Board of Directors declared a quarterly cash dividend payment of $0.8950 per share, payable on December 1, 2026, to shareholders of record as of November 12, 2026. Future dividends, when and as declared at the discretion of the Board of Directors, will be dependent upon future earnings and cash flows, compliance with various regulatory, financial and legal requirements, and other factors. See Note 9—Shareholders’ Equity in the Notes to Consolidated Financial Statements in the Company’s Form 10-K for additional information regarding the payment of dividends on the Company’s common stock.
Note 7: Long-Term Debt
On September 16, 2026, American Water Capital Corp. (“AWCC”), the Company’s wholly owned finance subsidiary, completed the sale of $500 million aggregate principal amount of its 5.550% Senior Notes due 2033. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $497 million. AWCC intends to use the net proceeds of the offering (i) to repay at maturity $250 million aggregate principal amount of its outstanding 3.000% Senior Notes, which are due on December 1, 2026; (ii) to lend funds to parent company and its regulated subsidiaries; (iii) to repay a portion of AWCC’s commercial paper obligations; and (iv) for general corporate purposes.

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
On April 1, 2026, AWCC completed the sale of $700 million aggregate principal amount of its 5.200% Senior Notes due 2036. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $695 million. AWCC used the net proceeds of the offering (i) to lend funds to parent company and its regulated subsidiaries; (ii) to repay AWCC’s commercial paper obligations; and (iii) for general corporate purposes.
During the nine months ended September 30, 2026, AWCC and the Company’s regulated subsidiaries issued in the aggregate $148 million of private activity bonds and government funded debt in multiple transactions with annual interest rates ranging from 0.00% to 1.74%, a weighted average interest rate of 1.12% and maturity dates ranging from 2027 through 2058. The private activity bonds and government funded debt issued by the Company’s regulated subsidiaries during the nine months ended September 30, 2026, were collateralized. During the nine months ended September 30, 2026, AWCC and the Company’s regulated subsidiaries made sinking fund payments for, or repaid at maturity, $1,229 million in aggregate principal amount of outstanding long-term debt, with annual interest rates ranging from 0.00% to 7.84%, a weighted average interest rate of 4.21% and maturity dates ranging from 2026 to 2061.
In September 2026, the Company terminated 10 treasury lock agreements, designated as cash flow hedges, with a term of seven years and an aggregate notional amount totaling $400 million, realizing a pre-tax net gain of $5 million recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a seven-year period, in accordance with the tenor of the notes issued on September 16, 2026.
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
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2026 or 2025.
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

Short-term debt consists of commercial paper borrowings totaling $1,450 million and $1,590 million as of September 30, 2026, and December 31, 2025, respectively, or net of discount $1,449 million and $1,588 million as of September 30, 2026, and December 31, 2025, respectively. The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.11% and 3.89% as of September 30, 2026, and December 31, 2025, respectively. As of September 30, 2026, and December 31, 2025, AWCC had no outstanding borrowings under the revolving credit facility and there were no commercial paper borrowings outstanding with maturities greater than three months.
Presented in the tables below are the aggregate credit facility commitment, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2026
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,450)	(78)	(1,528)
Remaining availability as of September 30, 2026	$1,150	$72	$1,222
(a)Total remaining availability of $1.2 billion as of September 30, 2026, was accessible through revolver draws.

	As of December 31, 2025
	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,590)	(84)	(1,674)
Remaining availability as of December 31, 2025	$1,010	$66	$1,076
(a)Total remaining availability of $1.1 billion as of December 31, 2025, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2026, and December 31, 2025, respectively:

	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of September 30, 2026	$121	$1,222	$1,343
Available liquidity as of December 31, 2025	$98	$1,076	$1,174
Note 9: Income Taxes
The Company’s effective income tax rate was 22.4% and 23.3% for the three months ended September 30, 2026 and 2025, respectively, and 22.8% and 23.4% for the nine months ended September 30, 2026 and 2025, respectively.
On February 18, 2026, the Internal Revenue Service issued Notice 2026-7, providing additional CAMT guidance that, among other changes, allows tax repairs to be deducted when calculating the CAMT liability and allows retroactive reliance for companies to file amended returns and recover CAMT already paid. As a result of this guidance, the Company does not expect to be in a CAMT liability position. In 2026, previously recorded current and deferred tax amounts relating to CAMT were adjusted in the Company’s Consolidated Financial Statements to reflect the revised calculation and refund claim status including the reversal of the $200 million CAMT credit carryforward outstanding as of December 31, 2025. Also, in 2026, the Company recognized additional uncertain tax liabilities of $50 million and, for the three and nine months ended September 30, 2026, the Company recognized additional interest of $1 million and $4 million, respectively, as the CAMT credit carryforward is no longer available for offset. The Company will continue to evaluate CAMT applicability on a prospective basis.

Note 10: Pension and Other Postretirement Benefits
Presented in the table below are the components of net periodic benefit costs:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Components of net periodic pension benefit cost:
Service cost	$3	$4	$10	$11
Interest cost	20	22	61	65
Expected return on plan assets	(23)	(22)	(69)	(67)
Amortization of prior service credit	—	—	(1)	(2)
Amortization of actuarial loss	4	6	12	17
Net periodic pension benefit cost	$4	$10	$13	$24

Components of net periodic other postretirement benefit credit:
Service cost	$1	$1	$1	$1
Interest cost	3	3	9	9
Expected return on plan assets	(3)	(3)	(9)	(9)
Amortization of prior service credit	(6)	(8)	(19)	(24)
Net periodic other postretirement benefit credit	$(5)	$(7)	$(18)	$(23)
The Company contributed $11 million and $33 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2026, respectively, and $11 million and $33 million for the funding of its defined benefit pension plans for the three and nine months ended September 30, 2025, respectively. The Company expects to make additional pension contributions to the plan trusts of $11 million during the remainder of 2026.
Note 11: Commitments and Contingencies
Contingencies
The Company is routinely involved in legal actions incident to the normal conduct of its business. As of September 30, 2026, the Company has accrued approximately $11 million of probable loss contingencies and has estimated that the maximum amount of loss associated with reasonably possible loss contingencies arising out of such legal actions, which can be reasonably estimated, is $9 million. For certain legal actions, the Company is unable to estimate possible losses. The Company believes that damages or settlements, if any, recovered by plaintiffs in such legal actions, other than as described in this Note 11—Commitments and Contingencies, will not have a material adverse effect on the Company.
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
In January 2023, after hearing oral argument, the court issued an oral ruling denying the Tennessee Plaintiffs’ motion for class certification. In February 2023, the Tennessee Plaintiffs sought reconsideration of the ruling by the court, and any final ruling is appealable to the Tennessee Court of Appeals, as allowed under Tennessee law. In September 2023, the court upheld its prior ruling but gave the Tennessee Plaintiffs the option to file an amended class definition. In October 2023, the Tennessee Plaintiffs filed an amended class definition seeking certification of a business customer-only class. On June 14, 2024, the court issued its written order denying the Tennessee Plaintiffs’ amended class and incorporating its denial of certification of the original residential class. On June 21, 2024, the Tennessee Plaintiffs appealed both of the court’s orders denying class certification. On December 4, 2025, the Court of Appeals of Tennessee denied the Tennessee Plaintiffs’ appeal, and on January 30, 2026, the Tennessee Plaintiffs filed an appeal with the Supreme Court of Tennessee, which was denied on August 13, 2026. The matter has been remanded to the Circuit Court for further proceedings.
The Company and TAWC believe that TAWC has valid, meritorious defenses to the claims raised in this complaint. TAWC will continue to vigorously defend itself against these allegations. Given the current stage of this proceeding, the Company cannot currently determine the likelihood of a loss, if any, or estimate the amount of any loss or a range of loss related to this proceeding.
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

During the second and third quarters of 2026, discussions took place regarding a potential settlement framework as to the four pending putative class action lawsuits filed against Mountaineer Gas and WVAWC related to this incident. On July 9, 2026, WVAWC and the Ruffin and Toliver plaintiffs entered into a term sheet with respect to a proposed settlement framework covering all claims and potential claims against WVAWC arising out of these matters for the entire class (the “Proposed Settlement”). On October 2, 2026, the parties jointly filed with the Circuit Court a proposed agreement with respect to the Proposed Settlement intending to cover all four putative class action lawsuits, together with a motion for preliminary approval of the Proposed Settlement. Under the terms of the Proposed Settlement, WVAWC has not admitted, and will not admit, any liability or waive any defenses to any class member for any of the allegations made in the covered putative class action lawsuits.
The proposed maximum amount of the Proposed Settlement with respect to WVAWC is currently estimated to be $9 million, of which the Company estimates that all or substantially all would be contributed by the Company’s general liability insurance carriers. The actual total amount to be paid to claimants through the Proposed Settlement will depend on the nature of the claims submitted and approved through a process to be negotiated by the parties and approved by the court. An estimated $7 million of the maximum obligation of WVAWC described above has been reflected in other current liabilities, and an offsetting insurance receivable in the same amount has been reflected in other current assets in the Consolidated Balance Sheets. An estimated $1 million with respect to this matter has also been included within the aggregate estimated reasonably possible loss amount described above in “—Contingencies.” The Proposed Settlement has not had, and is not anticipated to have, a material impact on the Company’s financial condition, results of operations or cash flows.
Mountaineer Gas Company Lawsuit
On December 5, 2023, a complaint captioned Mountaineer Gas Company v. West Virginia-American Water Company was filed in West Virginia Circuit Court in Kanawha County seeking damages under theories of trespass, negligence and implied indemnity. The damages being sought related to the incident include, among other things, repair and response costs incurred by Mountaineer Gas and attorneys’ fees and expenses incurred by Mountaineer Gas. On March 6, 2024, the motion to transfer this complaint to the West Virginia Business Court was granted and trial and resolution judges were assigned. The previous August 10, 2026 trial date for this matter has been continued and rescheduled to February 2027. This matter remains pending.
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
A hearing was conducted on June 29, 2026, on the plaintiffs’ motion for class certification, and on July 21, 2026, the court issued an order denying the motion. On August 11, 2026, the court denied plaintiffs’ motion challenging the court’s class certification denial order. Plaintiffs have filed a notice of appeal as to both the court’s denial of the challenge as well as the class certification motion. This matter remains pending.
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
Cal Am has incurred $371 million in aggregate costs as of September 30, 2026, related to the Water Supply Project, which includes $123 million in AFUDC. On October 23, 2026, Cal Am submitted an application to the CPUC updating the project cost estimates, the financing framework and the ratemaking proposal for the Water Supply Project’s desalination facilities. Reflective of the lengthy approval and permitting processes and legal challenges, escalation of labor, material and construction costs, and significant engineering, procurement and legal expense, Cal Am’s application has updated the total cost estimate as originally approved in the 2018 Final Decision to $825 million plus AFUDC. This application remains subject to public comment, and CPUC review and approval.
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
In November 2022, the Coastal Commission approved the Marina Application and the Original Jurisdiction Application with respect to the phased development of the proposed desalination facilities, subject to compliance with a number of conditions, all of which Cal Am expects to satisfy. In December 2022, the City, MCWD, MCWD’s groundwater sustainability agency, and the MPWMD jointly filed a petition for writ of mandate in Monterey County Superior Court against the Coastal Commission, alleging that the Coastal Commission violated the California Coastal Act and the California Environmental Quality Act in issuing a coastal development permit to Cal Am for construction of slant wells for the Water Supply Project. Cal Am is named as a real party in interest. On April 24, 2024, the court granted defendants’ motion for judgment on the pleadings and dismissed one of MCWD’s causes of action in the petition. A trial commenced on December 9, 2024, and further proceedings continued in January 2025. On May 12, 2025, the court entered its final decision denying the petition in full. On July 24, 2025, a notice of appeal was filed in this matter, which remains pending.
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
Complaint Filed in CPUC Against Cal Am
On June 16, 2026, the MPWMD, the City and MCWD jointly filed a complaint with the CPUC against Cal Am, seeking (i) an immediate stop to Cal Am’s current desalination project activities, (ii) to require Cal Am to seek modification of the 2018 Final Decision, (iii) a finding that Cal Am is in violation of the 2018 Final Decision, and (iv) issuance of an order to show cause why Cal Am should not be sanctioned for implementing a phased project. The complainants argued that the implementation of the 6.4 million gallon per day desalination project with an initial phase of development of 4.8 million gallons per day, is not consistent with the 2018 Final Decision. Cal Am has responded to the complaint, is seeking to dismiss it, and believes it to be without merit.
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
In December 2023, the MPWMD filed a lawsuit against Cal Am in Monterey County Superior Court seeking to condemn the Monterey system assets. On February 26, 2024, Cal Am filed a motion requesting the Monterey County Superior Court dismiss the MPWMD’s lawsuit. Cal Am’s motion asserted that the MPWMD lacks legal authorization from both the California legislature and LAFCO to become a retail water provider and the lawsuit improperly seeks to effect a taking of property outside the boundaries of the MPWMD’s territory. Hearings on the motion were held on May 3, 2024, and August 23, 2024. On November 14, 2024, the court issued a final ruling denying Cal Am’s motion to dismiss. Cal Am filed its answer to the complaint on December 13, 2024. On August 20, 2025, Cal Am filed a motion for summary judgment, alleging that without LAFCO approval, the MPWMD does not have legal authority to pursue eminent domain. On the same date, the MPWMD filed a motion for summary adjudication of the same issue, arguing that LAFCO approval is not required to proceed with this action. By orders dated December 29, 2025, the court denied both motions. The court scheduled an evidentiary hearing commencing October 19, 2026 to consider whether LAFCO approval is required for the MPWMD to proceed with its eminent domain claim.
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
On September 10, 2026, the MDL court granted motions for preliminary approval of four additional class settlements, with MDL defendants Amerex Corporation, Archroma U.S., Inc., Carrier Global Corporation and Nations Ford Chemical Company, for a total of approximately $149 million. The final fairness hearing for all four settlements is currently scheduled for January 15, 2027.
As of September 30, 2026, the Company has received settlement payments from defendants in the MDL totaling $235 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of September 30, 2026, out of 11 Company utility subsidiaries that are parties to the MDL settlements and have filed to obtain such regulatory approval, approvals have been obtained for eight, two have been denied and one remains pending. When and as received, funds are initially being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL settlements after approval or denial is received from the applicable PUCs. As of September 30, 2026, the funds held in the escrow account and not yet transferred to the Company or returned to customers, totaled $108 million and have been recorded on the Company’s Consolidated Balance Sheet within other current assets. As of September 30, 2026, the Company has recorded a total regulatory liability of $137 million and approximately $126 million of the escrowed funds were transferred from the escrow account for distribution to the Company’s utility subsidiaries. The Company anticipates that, during 2026, it may receive one or more additional settlement payments from parties to the MDL settlements.

Note 12: Earnings per Common Share
Presented in the table below is a reconciliation of the numerator and denominator for the basic and diluted earnings per share (“EPS”) calculations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders	$387	$379	$898	$873

Denominator:
Weighted-average common shares outstanding—Basic	199	195	197	195
Effect of dilutive common stock equivalents	—	—	—	—
Effect of dilutive forward sale agreements	—	—	—	—
Weighted-average common shares outstanding—Diluted	199	195	197	195
The effect of dilutive common stock equivalents is related to outstanding restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted under the Company’s 2007 Omnibus Equity Compensation Plan and outstanding RSUs and PSUs granted under the Company’s 2017 Omnibus Equity Compensation Plan, as well as estimated shares to be purchased under the Company’s 2017 Nonqualified Employee Stock Purchase Plan. Less than one million share-based awards were excluded from the computation of diluted EPS for the three and nine months ended September 30, 2026 and 2025, because their effect would have been anti-dilutive under the treasury stock method.
Dilutive earnings per common share reflects the dilutive impact of potential issuances of shares of common stock associated with the outstanding equity Forward Sale Agreements entered in August 2025. The dilutive effect of equity forwards is determined under the treasury stock method. Share dilution occurs when the average market price of the Company’s common stock for the reporting period is higher than the adjusted forward sales price at the end of the reporting period. For the three and nine months ended September 30, 2026, the Forward Sale Agreements had no dilutive effect on EPS. There were less than one million shares related to the Forward Sale Agreements included in the computation of diluted EPS for the three and nine months ended September 30, 2025.
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

Presented in the tables below are the carrying amounts, including fair value adjustments previously recognized in acquisition purchase accounting, and the fair values of the Company’s financial instruments:

	As of September 30, 2026
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	14,885	12,451	28	460	12,939

	As of December 31, 2025
	Carrying Amount	At Fair Value
		Level 1	Level 2	Level 3	Total
Preferred stock with mandatory redemption requirements	$3	$—	$—	$3	$3
Long-term debt	14,256	11,653	1,065	616	13,334
Recurring Fair Value Measurements
Presented in the tables below are assets and liabilities measured and recorded at fair value on a recurring basis and their level within the fair value hierarchy:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$34	$—	$—	$34
Rabbi trust investments	36	—	—	36
Deposits	114	—	—	114
Other investments:
Money market and other	29	—	—	29
Total assets	213	—	—	213

Liabilities:
Deferred compensation obligations	40	—	—	40
Total liabilities	40	—	—	40
Total assets	$173	$—	$—	$173

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Restricted funds	$41	$—	$—	$41
Rabbi trust investments	32	—	—	32
Deposits	124	—	—	124
Other investments:
Money market and other	20	—	—	20
Fixed-income securities	28	7	—	35
Mark-to-market derivative asset	—	2	—	2
Total assets	245	9	—	254

Liabilities:
Deferred compensation obligations	38	—	—	38
Total liabilities	38	—	—	38
Total assets	$207	$9	$—	$216
Restricted funds—The Company’s restricted funds primarily represent proceeds received from financings for the construction and capital improvement of facilities and from customers for future services under operation, maintenance and repair projects. Long-term restricted funds of $18 million and $20 million were included in other long-term assets on the Consolidated Balance Sheets as of September 30, 2026, and December 31, 2025, respectively.
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
Other investments—The Company maintains a Voluntary Employees’ Beneficiary Association trust for purposes of paying active union employee medical benefits (“Active VEBA”). The investments in the Active VEBA trust primarily consist of money market funds and available-for-sale fixed-income securities. The Company includes these assets in other current assets on the Consolidated Balance Sheets.
The money market and other investments have original maturities of three months or less when purchased. The fair value measurement of the money market and other investments is based on quoted prices for identical assets in active markets and therefore included in the recurring fair value measurements hierarchy as Level 1.

The available-for-sale fixed-income securities are primarily investments in U.S. Treasury securities and government bonds. The majority of U.S. Treasury securities and government bonds have been categorized as Level 1 because they trade in highly-liquid and transparent markets. Certain U.S. Treasury securities are based on prices that reflect observable market information, such as actual trade information of similar securities, and are therefore categorized as Level 2, because the valuations are calculated using models which utilize actively traded market data that the Company can corroborate. As of September 30, 2026, the Company had no available-for-sale fixed-income securities. As of December 31, 2025, the available-for-sale fixed-income securities had an amortized cost basis of $36 million, gross unrealized losses of $1 million and fair value of $35 million. Unrealized holding gains and losses on available-for-sale securities were excluded from earnings and reported in other comprehensive income until realized.
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
The Company participates in a number of arrangements with various public entities (“Partners”) in West Virginia. Under these arrangements, the Company transferred a portion of its utility plant to the Partners in exchange for an equal principal amount of Industrial Development Bonds (“IDBs”) issued by the Partners under the Industrial Development and Commercial Development Bond Act. The Company leased back the utility plant under agreements for a period of 30 to 40 years. The Company has recorded these agreements as finance leases in property, plant and equipment, as ownership of the assets will revert back to the Company at the end of the lease term. The carrying value of the finance lease assets was $141 million and $142 million as of September 30, 2026, and December 31, 2025, respectively. The Company determined that the finance lease obligations and the investments in IDBs meet the conditions for offsetting, and as such, are reported net on the Consolidated Balance Sheets and are excluded from the lease disclosure presented below.
The Company also enters into O&M agreements with the Partners. The Company pays an annual fee for use of the Partners’ assets in performing under the O&M agreements. The O&M agreements are recorded as operating leases, and future annual use fees of $1 million in 2026, $4 million each year in 2027 through 2030 and $33 million thereafter, are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets.
Rental expenses under operating leases were $2 million and $4 million for the three months ended September 30, 2026 and 2025, respectively, and $8 million and $10 million for the nine months ended September 30, 2026 and 2025, respectively.
Cash paid for amounts in lease liabilities, which includes operating cash flows from operating leases, were $2 million and $3 million for the three months ended September 30, 2026 and 2025, respectively, and $8 million and $9 million for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, there were $14 million ROU assets obtained in exchange for new operating lease liabilities, and for the three months ended September 30, 2025, there were no ROU assets obtained in exchange for new operating lease liabilities. For the nine months ended September 30, 2026 and 2025, ROU assets obtained in exchange for new operating lease liabilities were $15 million and $7 million, respectively.
As of September 30, 2026, and December 31, 2025, the weighted-average remaining lease term of the operating leases were 18 years, and the weighted-average discount rate of the operating leases were 5%.
The future maturities of lease liabilities as of September 30, 2026, were $3 million in 2026, $11 million in 2027, $10 million in 2028, $9 million in 2029, $8 million in 2030, and $100 million thereafter. As of September 30, 2026, imputed interest was $51 million.
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
Presented in the tables below is summarized segment information:

	As of or for the Three Months Ended September 30, 2026
	Regulated Businesses	Other	Consolidated
Operating revenues	$1,403	$107	$1,510
Less:
Operation and maintenance (a)	440	91	531
Other segment items (b)	68	3	71
Depreciation and amortization	242	3	245
Interest expense	131	36	167
Interest income	(1)	(2)	(3)
Provision for (benefit from) income taxes	116	(4)	112
Net income (loss) attributable to common shareholders	$407	$(20)	$387
Total assets	$35,136	$2,091	$37,227
Cash paid for capital expenditures	$879	$9	$888
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

	As of or for the Nine Months Ended September 30, 2026
	Regulated Businesses	Other	Consolidated
Operating revenues	$3,782	$290	$4,072
Less:
Operation and maintenance (a)	1,266	239	1,505
Other segment items (b)	204	(1)	203
Depreciation and amortization	714	8	722
Interest expense	384	113	497
Interest income	(5)	(13)	(18)
Provision for (benefit from) income taxes	273	(8)	265
Net income (loss) attributable to common shareholders	$946	$(48)	$898
Total assets	$35,136	$2,091	$37,227
Cash paid for capital expenditures	$2,388	$19	$2,407
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
Financial Results
The following table provides the Company’s diluted earnings per share prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and adjusted diluted earnings per share (a non-GAAP measure):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted earnings per share (GAAP):
Net income attributable to shareholders	$1.94	$1.94	$4.56	$4.47
Non-GAAP adjustments:
Estimated impact of weather	0.04	(0.04)	0.03	—
Income tax impact	(0.01)	0.01	(0.01)	—
Net non-GAAP adjustment	0.03	(0.03)	0.02	—

Incremental interest income from amended Homeowner Services Group seller note	—	(0.04)	(0.01)	(0.11)
Income tax impact	—	0.01	—	0.03
Net non-GAAP adjustment	—	(0.03)	(0.01)	(0.08)

Transaction costs associated with the pending merger with Essential	0.04	0.02	0.08	0.02
Income tax impact	(0.01)	(0.01)	(0.02)	(0.01)
Net non-GAAP adjustment	0.03	0.01	0.06	0.01

Total net adjustments	0.06	(0.05)	0.07	(0.07)
Adjusted diluted earnings per share (non-GAAP)	$2.00	$1.89	$4.63	$4.40

For the three and nine months ended September 30, 2026, diluted earnings per share (GAAP) were $1.94 and $4.56, respectively, compared to $1.94 and $4.47 per share in the same periods in 2025, which includes the net adjustments presented in the table above and discussed in greater detail in the “Adjustments to GAAP” section below. Excluding the net adjustments presented in the table above, adjusted diluted earnings per share (non-GAAP) were $2.00 and $4.63, respectively, compared to $1.89 and $4.40 per share in the same periods in 2025. Revenue growth through implementation of new rates in the Regulated Businesses from the recovery of capital and acquisition investments was partially offset by higher depreciation and financing costs to support the current capital investment plan and increased operating costs.
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
Growth Through Capital Investment in Infrastructure and Regulated Acquisitions
The Company continues to grow its businesses, with the substantial majority of its growth to be achieved in the Regulated Businesses through (i) continued capital investment in the Company’s infrastructure to provide safe, clean, reliable and affordable water and wastewater services to its customers, (ii) regulated acquisitions to expand the Company’s services to new customers and (iii) organic growth in existing systems. The Company currently plans to invest approximately $3.7 billion in these growth strategies in 2026. During the first nine months of 2026, the Company invested $2.8 billion, primarily in the Regulated Businesses, as discussed below.
•$2.3 billion capital investment, primarily in the Regulated Businesses, for infrastructure improvements and replacements; and
•$437 million to fund acquisitions in the Regulated Businesses, which added approximately 81,000 customers. This includes the acquisition by the Company of certain entities owning water and wastewater system assets from Nexus Regulated Utilities, LLC on June 1, 2026, for a cash purchase price of $319 million, which added approximately 47,000 customers and consideration of $46 million, in the form of 350,652 shares of parent company common stock, for the Company’s acquisition of Gordon’s Corner Water Company effective July 27, 2026.
•Approximately 14,100 new customers were added through organic growth in existing systems.
Excluding the Essential Merger Agreement (as defined below), as of September 30, 2026, the Company had entered into 19 agreements with a total aggregate purchase price of $182 million for pending acquisitions in the Regulated Businesses to add approximately 36,000 additional customers.

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
Completion of the proposed merger is subject to certain customary conditions, including, among others, the receipt of required approvals from all applicable PUCs (of which Kentucky, Ohio and Virginia have already been received) on such terms and conditions that would not, individually or in the aggregate, result in a Burdensome Effect (as defined in the Essential Merger Agreement), and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which expired on August 14, 2026. The Company currently estimates that the closing of the proposed merger will occur by the end of the first quarter of 2027. However, there can be no guarantee that all of the closing conditions and approvals will be satisfied, and the failure to complete the proposed merger on a timely basis or at all may adversely affect the Company’s financial condition and results of operations. For the three and nine months ended September 30, 2026, $6 million and $15 million, respectively, of merger-related costs were included in Operation and maintenance expense in the Consolidated Statements of Operations. As of September 30, 2026, the Company has incurred a total of $28 million of merger-related costs, including costs incurred in 2025.
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
On September 10, 2026, the MDL court granted motions for preliminary approval of four additional class settlements, with MDL defendants Amerex Corporation, Archroma U.S., Inc., Carrier Global Corporation and Nations Ford Chemical Company, for a total of approximately $149 million. The final fairness hearing for all four settlements is currently scheduled for January 15, 2027.
As of September 30, 2026, the Company has received settlement payments from defendants in the MDL totaling $235 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of September 30, 2026, out of 11 Company utility subsidiaries that are parties to the MDL settlements and have filed to obtain such regulatory approval, approvals have been obtained for eight, two have been denied and one remains pending. When and as received, funds are initially being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL settlements after approval or denial is received from the applicable PUCs. As of September 30, 2026, the funds held in the escrow account and not yet transferred to the Company or returned to customers, totaled $108 million and have been recorded on the Company’s Consolidated Balance Sheet within other current assets. As of September 30, 2026, the Company has recorded a total regulatory liability of $137 million and approximately $126 million of the escrowed funds were transferred from the escrow account for distribution to the Company’s utility subsidiaries. The Company anticipates that, during 2026, it may receive one or more additional settlement payments from parties to the MDL settlements.
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

(In millions)	Effective Date	Amount
General rate cases by state:
New Jersey	September 15, 2026	$68
Pennsylvania	August 13, 2026	75
West Virginia	March 1, 2026	20
Maryland	February 26, 2026	2
California, Attrition Increase (a)	January 1, 2026	14
Total general rate case authorizations		$179
(a)The effective annualized incremental revenue increase for the 2026 attrition year was finalized through the standard Advice Letter process with the California Public Utilities Commission in January 2026.
On September 9, 2026, the New Jersey Board of Public Utilities issued an order approving without modification the stipulation of settlement of a general rate case filed on January 16, 2026, by the Company’s New Jersey subsidiary. The general rate case order approved a $68 million annualized increase in the New Jersey subsidiary’s water and wastewater revenues, effective as of September 15, 2026, based on (i) an authorized return on equity of 9.50%, (ii) an authorized rate base of $6.1 billion, (iii) a common equity ratio of 54.00%, and (iv) a long-term debt ratio of 46.00%. The annualized revenue increase is driven primarily by $1.4 billion of incremental capital investments since the New Jersey subsidiary’s last general rate case.
On July 27, 2026, the Pennsylvania Public Utilities Commission (the “PaPUC”) released an order approving the adjustment of base rates pursuant to a general rate case filed by the Company’s Pennsylvania subsidiary on November 14, 2025. The PaPUC approved a $75 million annualized increase in the Pennsylvania subsidiary’s water and wastewater system revenues, excluding infrastructure surcharges of $24 million, based on an authorized return on equity of 9.55%, a common equity ratio of 54.23% and a long-term debt ratio of 45.77%, and authorized rate base of $6.6 billion, which reflects approximately $1.2 billion of capital investments to be made through mid-2027. The new rates became effective as of August 13, 2026.
On March 5, 2026, the Public Service Commission of West Virginia issued an amended order that approves the adjustment of the Company’s West Virginia subsidiary’s base rates requested in a general rate case filed on May 5, 2025. The general rate case order approved an annualized increase of approximately $20 million in water and wastewater system revenues, which excludes previously recovered infrastructure surcharges of approximately $13 million, based on an authorized return on equity of 9.80%, a common equity ratio of 51.00% and a debt ratio of 49.00%. As of March 5, 2026, the West Virginia subsidiary’s view of its authorized rate base, which was not stated in the general rate case order, is approximately $1.1 billion. The increased water and wastewater revenues related to this base rate adjustment are being driven primarily by approximately $239 million of related water and wastewater system capital investments made since the completion of the West Virginia subsidiary’s last general rate case and through February 2026. The new water and wastewater rates became effective as of March 1, 2026.
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

On December 5, 2024, the California Public Utilities Commission (the “CPUC”) approved a final decision adopting the terms of a partial settlement agreement filed on November 17, 2023, in the Company’s California subsidiary’s general rate case originally filed on July 1, 2022. Incorporating the then currently effective return on equity of 10.20%, the decision provides incremental annualized water and wastewater revenues of $21 million in the 2024 test year, and an estimated $16 million in the 2025 escalation year and $16 million in the 2026 attrition year. On September 19, 2025, the California subsidiary filed a petition to modify the CPUC order, seeking clarification from the CPUC on the method used to calculate the Conservation Adjustment for Rate Tier Designs (“CART”), specifically for the California subsidiary’s Monterey service area. The CART is a ratemaking mechanism that allows the Company to recover, in subsequent periods, a portion of the impact on operating revenues as a result of implementing customer rates structured to promote conservation usage. On October 20, 2025, the California Public Advocate submitted a response opposing the California subsidiary’s request and stating the request should instead be addressed in the California subsidiary’s pending base rate case. On October 30, 2025, the California subsidiary filed a reply to the California Public Advocate’s response, which underscored the need for clarity on the CART calculation. There is no defined period for the CPUC to respond to the petition to modify, but the California subsidiary expects resolution of the petition to modify later in 2026 or early in 2027.
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
On January 27, 2026, the Company’s Illinois subsidiary filed a request with the Illinois Commerce Commission (the “ICC”) to adjust its water and wastewater rates. The filing seeks a two-step rate increase in aggregate annualized incremental revenue, based on a proposed return on equity of 10.75%, of (i) approximately $119 million effective January 1, 2027, based on a future test year through December 31, 2027, and a capital structure with an equity component of 52.42% and a debt component of 47.58%, and (ii) approximately $15 million effective January 1, 2028, based on a future test year to include end-of-period rate base and a capital structure with an equity component of 52.74% and a debt component of 47.26%, in each case, exclusive of infrastructure surcharges. On June 23, 2026, and August 6, 2026, as part of the standard procedural schedule, the Illinois subsidiary filed updates with the ICC to its request originally filed on January 27, 2026. The updated request seeks a two-step rate increase in aggregate annualized incremental revenue of approximately $104 million effective January 1, 2027, with the reduction primarily driven by the removal of the impacts of CAMT from rate base as a result of Internal Revenue Service Notice 2026-7 issued in February 2026, and approximately $16 million effective January 1, 2028. The request is driven primarily by approximately $577 million in capital investments made and to be made by the Illinois subsidiary from January 2026 through December 2027. On October 23, 2026, a proposed order was issued by the administrative law judge in the proceeding, recommending a 9.67% return on equity and a capital structure with an equity component of 50.00% and a debt component of 50.00%. In addition, the proposed order recommended against the Illinois subsidiary’s second-step increase. The recommendations in the proposed order may be accepted, modified, or rejected by the ICC. A final order in the case is expected no later than December 18, 2026, with new rates implemented January 1, 2027.

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
On July 1, 2025, the Company’s California subsidiary filed an application with the CPUC to set new water and wastewater rates in each of its service areas for 2027 through 2029. On June 8, 2026, the California subsidiary filed with the CPUC a partial settlement agreement reached with the CPUC’s Public Advocates Office to determine the amount of incremental annualized water and wastewater revenue to be received by the California subsidiary in its general rate case filed on July 1, 2025. The requested annualized incremental revenue was driven primarily by approximately $750 million of capital investments completed and planned by the California subsidiary from 2025 to 2028. Under the partial settlement agreement, the total incremental annualized water and wastewater revenue to be received by the California subsidiary would be $24 million in the 2027 test year, $21 million in the 2028 escalation year, and $22 million in the 2029 attrition year. The California subsidiary’s revised proposed position in this general rate case was $43 million in the 2027 test year (updated to reflect a current level of revenue and sales), an estimated $22 million in the 2028 escalation year, and an estimated $26 million in the 2029 attrition year. The treatment in the general rate case of construction work in progress (“CWIP”) is the only primary issue that remains pending in the general rate case. If CWIP is ultimately excluded from rate base, it is estimated that the incremental annualized water and wastewater revenues to be received by the California subsidiary for the 2027 test year and the 2028 escalation year would decrease to $20 million and $19 million, respectively, and would remain at $22 million in the 2029 attrition year. New rates would be implemented by the California subsidiary as of January 1, 2027, upon a final decision issued by the CPUC with respect to the general rate case. Also, under the partial settlement agreement, the California subsidiary withdrew its request for a Fixed Cost Recovery Account, which was intended to be a full decoupling mechanism. On October 12, 2026, the CPUC issued a decision authorizing interim rates in the event the CPUC is not able to issue a decision by January 1, 2027.
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
(a)In 2026, $11 million was effective January 1, $7 million was effective April 1 and $9 million was effective July 1.
Pending Infrastructure Surcharge Filings
On September 16, 2026, the Company’s Missouri subsidiary filed an infrastructure surcharge proceeding requesting $14 million in additional annualized revenues.
On September 1, 2026, the Company’s Pennsylvania subsidiary filed its third Water Long-Term Infrastructure Improvement Plan (“LTIIP”), covering proposed Distribution System Improvement Charge (“DSIC”) investments for the period January 1, 2027, through December 31, 2031. This LTIIP filing requests inclusion of additional categories of eligible property for recovery within the quarterly DSIC filing. The Pennsylvania subsidiary expects a decision on the expanded LTIIP by the PaPUC before the end of 2027.

On June 30, 2026, the Company’s West Virginia subsidiary filed an infrastructure surcharge proceeding requesting $5 million in additional annualized revenues.
Other Regulatory Matters
On October 23, 2026, the Company’s California subsidiary submitted an application to the CPUC updating the project cost estimates, the financing framework and the ratemaking proposal for the Monterey Peninsula Water Supply Project’s desalination facilities. Reflective of the lengthy approval and permitting processes and legal challenges, escalation of labor, material and construction costs, and significant engineering, procurement and legal expense, Cal Am’s application has updated the total cost estimate as originally approved by the CPUC in 2018 to $825 million plus an allowance for funds used during construction (“AFUDC”). This application remains subject to public comment, and CPUC review and approval. See Note 11—Commitments and Contingencies—Alternative Water Supply in Lieu of Carmel River Diversions in the Notes to Consolidated Financial Statements for additional information.
Consolidated Results of Operations
Presented in the table below are the Company’s consolidated results of operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues	$1,510	$1,451	$4,072	$3,869
Operating expenses:
Operation and maintenance	531	523	1,505	1,471
Depreciation and amortization	245	226	722	663
General taxes	94	87	272	260
Other	(1)	1	(1)	1
Total operating expenses, net	869	837	2,498	2,395
Operating income	641	614	1,574	1,474
Other (expense) income:
Interest expense	(167)	(158)	(497)	(453)
Interest income	3	23	18	67
Non-operating benefit costs, net	5	4	15	12
Other, net	17	11	53	40
Total other (expense) income	(142)	(120)	(411)	(334)
Income before income taxes	499	494	1,163	1,140
Provision for income taxes	112	115	265	267
Net income attributable to common shareholders	$387	$379	$898	$873
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

Regulated Businesses Segment
Presented in the table below is financial information for the Regulated Businesses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues	$1,403	$1,343	$3,782	$3,570
Operation and maintenance	440	433	1,266	1,234
Depreciation and amortization	242	224	714	654
General taxes	89	82	257	244
Other	(1)	1	(1)	1
Other (expense) income	(110)	(108)	(327)	(309)
Provision for income taxes	116	112	273	256
Net income attributable to common shareholders	$407	$383	$946	$872
Operating Revenues
Presented in the tables below is information regarding the main components of the Regulated Businesses’ operating revenues:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Water services:
Residential	$762	$739	$2,044	$1,936
Commercial	297	287	785	742
Fire service	49	46	146	139
Industrial	60	55	164	146
Public and other	95	93	250	238
Total water services	1,263	1,220	3,389	3,201
Wastewater services:
Residential	81	75	229	214
Commercial	26	25	73	64
Industrial	3	7	8	17
Public and other	10	6	30	21
Total wastewater services	120	113	340	316
Other (a)	20	10	53	53
Total operating revenues	$1,403	$1,343	$3,782	$3,570
(a)Includes other operating revenues consisting primarily of alternative revenue programs, miscellaneous utility charges, fees and rents.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Gallons in millions)	2026	2025	2026	2025
Billed water services volumes:
Residential	48,700	49,847	121,950	121,961
Commercial	23,860	24,391	60,723	60,654
Industrial	11,530	10,443	29,645	27,757
Fire service, public and other	15,297	16,397	40,708	41,432
Total billed water services volumes	99,387	101,078	253,026	251,804

For the three and nine months ended September 30, 2026, operating revenues increased $60 million and $212 million, respectively, primarily due to increases of $72 million and $180 million, respectively, from authorized rate increases, including infrastructure surcharges, principally to recover infrastructure investment in various states. In addition, operating revenues increased $23 million and $40 million for the three and nine months ended September 30, 2026, respectively, from water and wastewater acquisitions, as well as organic growth in existing systems. For the three and nine months ended September 30, 2026, operating revenues decreased $18 million and $7 million, respectively, from unfavorable weather impacts primarily in the third quarter of 2026 and warm, dry weather primarily in the third quarter of 2025. Also, for the three months ended September 30, 2026, operating revenues decreased $13 million from lower customer demand.
Presented in the table below is information regarding the main components of the Regulated Businesses’ operation and maintenance expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Employee-related costs	$147	$142	$449	$431
Production costs	149	142	394	365
Operating supplies and services	72	77	220	233
Maintenance materials and supplies	18	26	65	81
Customer billing and accounting	28	27	71	69
Other	26	19	67	55
Total operation and maintenance expense	$440	$433	$1,266	$1,234
For the three and nine months ended September 30, 2026, operation and maintenance expense increased $7 million and $32 million, respectively, due to increased production costs from higher purchased water cost and usage, increased purchased power, increased chemical costs and increased waste disposal costs. In addition, operation and maintenance expense was higher due to increased insurance and employee-related costs. The increase in operation and maintenance expense was partially offset by a decrease in operating supplies and services costs, primarily from lower technology related costs, and a decrease in maintenance materials and supplies costs.
Depreciation and Amortization
For the three and nine months ended September 30, 2026, depreciation and amortization increased $18 million and $60 million, respectively, primarily due to additional utility plant placed in service from capital infrastructure investments.
General Taxes
For the three and nine months ended September 30, 2026, general taxes increased $7 million and $13 million, respectively, primarily due to incremental property taxes and New Jersey Gross Receipts Tax.
Other Expenses
For the three and nine months ended September 30, 2026, other expenses increased $2 million and $18 million, respectively, primarily due to higher interest expense from the issuance of incremental long-term debt partially offset by an increase in allowance for funds used during construction in the current periods.
Provision for Income Taxes
For the three and nine months ended September 30, 2026, the Regulated Businesses’ provision for income taxes increased $4 million and $17 million, respectively. The Regulated Businesses’ effective income tax rate was 22.2% and 22.6% for the three months ended September 30, 2026 and 2025, respectively, and 22.4% and 22.7% for the nine months ended September 30, 2026 and 2025, respectively.

Other
Presented in the table below is information for Other:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Operating revenues	$107	$108	$290	$299
Operation and maintenance	91	90	239	237
Depreciation and amortization	3	2	8	9
General taxes	5	5	15	16
Interest expense	(36)	(36)	(113)	(101)
Interest income	2	22	13	64
Other income	2	2	16	12
(Benefit from) provision for income taxes	(4)	3	(8)	11
Net (loss) income attributable to common shareholders	$(20)	$(4)	$(48)	$1
Operating Revenues
For the three and nine months ended September 30, 2026, operating revenues decreased $1 million and $9 million, respectively, primarily from a decrease in capital projects in the Contract Services Group.
Interest Expense
For the nine months ended September 30, 2026, interest expense increased $12 million, primarily due to the issuance of incremental long-term debt. There was no change in interest expense for the three months ended September 30, 2026.
Interest Income
For the three and nine months ended September 30, 2026, interest income decreased $20 million and $51 million, respectively, primarily due to the repayment of the secured seller promissory note in February 2026. See Note 5—Mergers, Acquisitions and Divestitures—Secured Seller Promissory Note from the Sale of Homeowner Services Group, in the Notes to Consolidated Financial Statements for additional information.
Legislative Updates
During 2026, the Company’s regulatory jurisdictions enacted the following legislation that has been approved and is effective as of October 28, 2026:
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
•Missouri passed House Bill 2397, which changes the voter threshold to dissolve a public water district from two-thirds to three-fifths if certain conditions are met. The legislation requires that any dissolution petition include a defined asset sale agreement, a plan to fully satisfy all debts and proof that another water supplier can reliably serve residents. Legislation was signed by the Governor on July 9, 2026, and became effective on August 28, 2026.

During 2026, the Company’s regulatory jurisdictions enacted the following legislation that has been approved but is not yet effective as of October 28, 2026:
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
•California passed Senate Bill 1153, which provides new liability protections for water utilities by limiting the circumstances under which utilities can be held responsible for wildfire-related damages when water pressure or supply is disrupted during a wildfire. The legislation also requires water utilities serving high wildfire-risk areas to adopt wildfire-specific emergency response plans beginning in 2028 while establishing that potable water systems are intended to provide drinking water and fight small structure fires, not act as wildfire suppression systems. Legislation was signed by the Governor on September 29, 2026, and will become effective on January 1, 2027.
•Pennsylvania passed Senate Bill 1287, which amends the Pennsylvania Municipalities Planning Code to strengthen coordination around water supply before final subdivision or land development approval. The legislation states that for developments which will not rely on individual private wells, it is required of applicants to provide clear evidence (typically a will-serve letter) that an authorized entity, including a certificated public utility, municipal authority, or cooperative association, will provide water service, and evidence of such must be provided before final subdivision or land development approval. Legislation was signed by the Governor on October 8, 2026, and will become effective December 7, 2026.
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
Tax Matters
On February 18, 2026, the Internal Revenue Service issued Notice 2026-7, providing additional CAMT guidance that, among other changes, allows tax repairs to be deducted when calculating the CAMT liability and allows retroactive reliance for companies to file amended returns and recover CAMT already paid. As a result of this guidance, the Company does not expect to be in a CAMT liability position. In 2026, previously recorded current and deferred tax amounts relating to CAMT were adjusted in the Company’s Consolidated Financial Statements to reflect the revised calculation and refund claim status including the reversal of the $200 million CAMT credit carryforward outstanding as of December 31, 2025. Also, in 2026, the Company recognized additional uncertain tax liabilities of $50 million and, for the three and nine months ended September 30, 2026, the Company recognized additional interest of $1 million and $4 million, respectively, as the CAMT credit carryforward is no longer available for offset. The Company will continue to evaluate CAMT applicability on a prospective basis.

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
On September 16, 2026, AWCC completed the sale of $500 million aggregate principal amount of its 5.550% Senior Notes due 2033. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $497 million. AWCC intends to use the net proceeds of the offering (i) to repay at maturity $250 million aggregate principal amount of its outstanding 3.000% Senior Notes, which are due on December 1, 2026; (ii) to lend funds to parent company and its regulated subsidiaries; (iii) to repay a portion of AWCC’s commercial paper obligations; and (iv) for general corporate purposes.
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
On April 1, 2026, AWCC completed the sale of $700 million aggregate principal amount of its 5.200% Senior Notes due 2036. At the closing of this offering, AWCC received, after deduction of underwriting discounts and before deduction of offering expenses, net proceeds of approximately $695 million. AWCC used the net proceeds of the offering (i) to lend funds to parent company and its regulated subsidiaries; (ii) to repay AWCC’s commercial paper obligations; and (iii) for general corporate purposes.
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
As of September 30, 2026, 4,694,836 shares of the Company’s common stock remain available for future settlement under the remaining Forward Sale Agreements. The Company intends to use any net cash proceeds that it may receive upon a future settlement of the Forward Sale Agreements for general corporate purposes. The Forward Sale Agreements have been classified as equity transactions because they are indexed to the Company’s common stock and physical settlement is within the Company’s control.
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
Presented in the tables below are the aggregate credit facility commitment, commercial paper limit and letter of credit availability under the revolving credit facility, as well as the available capacity for each:

	As of September 30, 2026
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,450)	(78)	(1,528)
Remaining availability as of September 30, 2026	$1,150	$72	$1,222
(a)Total remaining availability of $1.2 billion as of September 30, 2026, was accessible through revolver draws.

	As of December 31, 2025
(In millions)	Commercial Paper Limit	Letters of Credit	Total (a)
Total availability	$2,600	$150	$2,750
Outstanding debt	(1,590)	(84)	(1,674)
Remaining availability as of December 31, 2025	$1,010	$66	$1,076
(a)Total remaining availability of $1.1 billion as of December 31, 2025, was accessible through revolver draws.
Presented in the table below is the Company’s total available liquidity as of September 30, 2026, and December 31, 2025, respectively:

(In millions)	Cash and Cash Equivalents	Availability on Revolving Credit Facility	Total Available Liquidity
Available liquidity as of September 30, 2026	$121	$1,222	$1,343
Available liquidity as of December 31, 2025	$98	$1,076	$1,174
The weighted-average interest rate on AWCC’s outstanding short-term borrowings was approximately 4.11% and 3.89% at September 30, 2026, and December 31, 2025, respectively.
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
In September 2026, the Company terminated 10 treasury lock agreements, designated as cash flow hedges, with a term of seven years and an aggregate notional amount totaling $400 million, realizing a pre-tax net gain of $5 million recorded in accumulated other comprehensive income. The gain will be amortized through Interest expense over a seven-year period, in accordance with the tenor of the notes issued on September 16, 2026.
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
No ineffectiveness was recognized on hedging instruments for the three and nine months ended September 30, 2026 or 2025.
Cash Flows from Operating Activities
Cash flows from operating activities primarily result from the sale of water and wastewater services and, due to the seasonality of demand, are generally greater during the warmer months. Presented in the table below is a summary of the major items affecting the Company’s cash flows from operating activities:

	For the Nine Months Ended September 30,
(In millions)	2026	2025
Net income	$898	$873
Add (less):
Depreciation and amortization	722	663
Deferred income taxes and amortization of investment tax credits	356	104
Other non-cash activities (a)	(20)	31
Changes in assets and liabilities (b)	(288)	(242)
Pension contributions	(33)	(33)
Net cash provided by operating activities	$1,635	$1,396
(a)Includes provision for losses on accounts receivable, pension and non-pension postretirement benefits and other non-cash, net.
(b)Changes in assets and liabilities include changes to receivables and unbilled revenues, income tax receivable, accounts payable and accrued liabilities, accrued taxes and other assets and liabilities, net.
For the nine months ended September 30, 2026, cash flows provided by operating activities increased $239 million, due to the CAMT liability included in the Company’s extension payment in the second quarter of 2025. As a result of Notice 2026-7 issued by the Internal Revenue Service, in 2026, previously recorded current and deferred tax amounts relating to CAMT have been adjusted and offset in Deferred income taxes and amortization of investment tax credits and changes in assets and liabilities. Cash flows provided by operating activities also increased from normal business operations, primarily relating to changes in other assets and liabilities.
Cash Flows from Investing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from investing activities:

	For the Nine Months Ended September 30,
(In millions)	2026	2025
Capital expenditures	$(2,407)	$(2,078)
Acquisitions, net of cash acquired	(391)	(22)
Proceeds from secured seller promissory note from the sale of the Homeowner Services Group	795	—
Removal costs from property, plant and equipment retirements, net	(138)	(120)
Purchases of available-for-sale fixed-income securities	—	(43)
Proceeds from sales and maturities of available-for-sale fixed-income securities	36	84
Net cash used in investing activities	$(2,105)	$(2,179)

For the nine months ended September 30, 2026, cash flows used in investing activities decreased $74 million, primarily due to proceeds from the HOS secured seller promissory note repaid in February 2026 partially offset by increased payments for capital expenditures and acquisitions. The Company currently plans to invest approximately $3.7 billion in growth through capital investment in infrastructure and acquisitions in the Regulated Businesses in 2026.
Cash Flows from Financing Activities
Presented in the table below is a summary of the major items affecting the Company’s cash flows from financing activities:

	For the Nine Months Ended September 30,
(In millions)	2026	2025
Proceeds from long-term debt, net of discount	$1,847	$1,776
Repayments of long-term debt	(1,229)	(623)
Proceeds from the issuance of common stock	476	—
Net short-term (repayments) borrowings with original maturities less than three months	(139)	126
Debt issuance costs	(12)	(17)
Dividends paid	(514)	(472)
Other financing activities, net (a)	57	62
Net cash provided by financing activities	$486	$852
(a)Includes proceeds from issuances of common stock under various employee stock plans and the Company’s dividend reinvestment and direct stock purchase plan, net of taxes paid, and advances and contributions in aid of construction, net of refunds.
For the nine months ended September 30, 2026, cash flows provided by financing activities decreased $366 million, primarily due to higher repayments of long-term debt, net repayments of short-term commercial paper compared to net borrowings in the prior period and higher dividend payments, partially offset by proceeds from settlements of forward sale agreements and higher issuances of long-term debt.
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
Covenants in certain long-term notes and the revolving credit facility require the Company to maintain a ratio of consolidated debt to consolidated capitalization (as defined in the relevant documents) of not more than 0.70 to 1.00. On September 30, 2026, the Company’s ratio was 0.58 to 1.00 and therefore the Company was in compliance with the covenants.
Security Ratings
Presented in the table below are long-term and short-term credit ratings and rating outlooks as of October 28, 2026, as issued by Moody’s Ratings on January 29, 2026, and S&P Global Ratings on June 5, 2026:

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
The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026.
Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting
The Company concluded that there have been no changes in internal control over financial reporting that occurred during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Alternative Water Supply in Lieu of Carmel River Diversions
Compliance with SWRCB Orders to Reduce Carmel River Diversions
During June and July 2026, the SWRCB issued and subsequently amended a Notice of Hearing related to its consideration of a modification to the moratorium on new service connections contained in the 2009 Order. Written and rebuttal testimony was filed on August 19, 2026, and September 18, 2026, respectively. A hearing to receive public comment and presentation of policy statements is scheduled for November 5, 2026, to be followed by issuance of a draft order for consideration by the SWRCB.
Monterey Peninsula Water Supply Project
CPUC Final Approval of Water Supply Project
On October 23, 2026, Cal Am submitted an application to the CPUC updating the project cost estimates, the financing framework and the ratemaking proposal for the Water Supply Project’s desalination facilities. Reflective of the lengthy approval and permitting processes and legal challenges, escalation of labor, material and construction costs, and significant engineering, procurement and legal expense, Cal Am’s application has updated the total cost estimate as originally approved in the 2018 Final Decision to $825 million plus AFUDC. This application remains subject to public comment, and CPUC review and approval.
Approvals for Use of Outfall for Water Supply Project Brine Discharge
On July 31, 2026, the RWQCB issued a revised draft NPDES permit for public comment and indicated that approval of the permit would be considered at its December 2026 meeting.
Complaint Filed in CPUC Against Cal Am
On June 16, 2026, the MPWMD, the City and MCWD jointly filed a complaint with the CPUC against Cal Am, seeking (i) an immediate stop to Cal Am’s current desalination project activities, (ii) to require Cal Am to seek modification of the CPUC’s 2018 final decision finding that the Water Supply Project meets its requirements for a certificate of public convenience and necessity, (iii) a finding that Cal Am is in violation of that final decision, and (iv) issuance of an order to show cause why Cal Am should not be sanctioned for implementing a phased project. The complainants argued that the implementation of the 6.4 million gallon per day desalination project with an initial phase of development of 4.8 million gallons per day, is not consistent with the CPUC’s 2018 final decision. Cal Am has responded to the complaint, seeking to dismiss it, and believes it to be without merit.
Proposed Acquisition of Monterey System Assets — Potential Condemnation
MPWMD Condemnation Action
The court scheduled an evidentiary hearing commencing October 19, 2026 to consider whether LAFCO approval is required for the MPWMD to proceed with its eminent domain claim.
Chattanooga, Tennessee Class Action Litigation
On December 4, 2025, the Court of Appeals of Tennessee denied the Tennessee Plaintiffs’ appeal, and on January 30, 2026, the Tennessee Plaintiffs filed an appeal with the Supreme Court of Tennessee, which was denied on August 13, 2026. The matter has been remanded to the Circuit Court for further proceedings.
Mountaineer Gas Company Main Break
Mountaineer Gas Customer Putative Class Action Lawsuits
On October 2, 2026, the parties jointly filed with the Circuit Court a proposed class action settlement agreement (the “MGC Class Settlement”) intending to cover all four putative class action lawsuits filed against Mountaineer Gas and WVAWC, together with a motion for preliminary approval of the MGC Class Settlement. The motion remains pending.
Mountaineer Gas Company Lawsuit
On July 9, 2026, WVAWC filed a motion seeking a continuance of the August 10, 2026 trial date for this lawsuit. The trial date has been continued and has been rescheduled to February 2027.

East Stroudsburg, Pennsylvania Putative Class Action
On July 21, 2026, the court issued an order denying the plaintiffs’ motion for class certification, and on August 11, 2026, the court denied plaintiffs’ motion challenging the court’s class certification denial order. Plaintiffs have filed a notice of appeal as to both the court’s denial of the challenge as well as the class certification motion. This matter remains pending.
PFAS Multi-District Litigation
As of September 30, 2026, the Company has received settlement payments from defendants in the multi-district litigation (the “MDL”) totaling $235 million, net of legal fees and administrative costs. The Company is seeking regulatory approval from the respective PUCs to apply the net proceeds of the settlement payments for the benefit of customers, where permissible. As of September 30, 2026, out of 11 Company utility subsidiaries that are parties to the MDL settlements and have filed to obtain such regulatory approval, approvals have been obtained for eight, two have been denied, and one remains pending.
On September 10, 2026, the MDL court granted motions for preliminary approval of four additional class settlements, with MDL defendants Amerex Corporation, Archroma U.S., Inc., Carrier Global Corporation and Nations Ford Chemical Company, for a total of approximately $149 million. The final fairness hearing for all four settlements is currently scheduled for January 15, 2027.
When and as received, funds are initially being held in a law firm escrow account prior to distribution to the Company’s utility subsidiaries that are parties to the MDL settlements after approval or denial is received from the applicable PUCs. As of September 30, 2026, the funds held in the escrow account and not yet transferred to the Company or returned to customers, totaled $108 million. Approximately $126 million of the escrowed funds were transferred from the escrow account for distribution to the Company’s utility subsidiaries. The Company anticipates that, during the remainder of 2026, it may receive one or more additional settlement payments from parties to the MDL settlements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuance of Shares in Connection with Acquisition of Gordon’s Corner Water Company
Effective July 27, 2026, parent company issued 350,652 shares of its common stock held in treasury (the “Shares”) to the former shareholders of Gordon’s Corner Water Company (“GCW”) as consideration for the merger (the “GCW Merger”) of a wholly owned subsidiary of parent company with and into GCW, with GCW being the surviving entity as of the closing of the GCW Merger. The Shares were issued, with restrictive legends thereupon, to or for the benefit of a limited number of former GCW shareholders in a transaction not involving a public offering of securities in reliance upon Section 4(a)(2) of the Securities Act. Promptly following the closing of the GCW Merger, GCW was merged with and into the Company’s New Jersey subsidiary.
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
The Company did not repurchase shares of common stock during the three months ended September 30, 2026. From April 1, 2015, the date repurchases under the anti-dilutive stock repurchase program commenced, through September 30, 2026, the Company repurchased an aggregate of 4,860,000 shares of common stock under the program, leaving an aggregate of 5,140,000 shares available for repurchase under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Amendment of Annual Performance Plan (“APP”)
On October 24, 2026, the Executive Development and Compensation Committee (the “Committee”) of parent company’s Board of Directors unanimously approved, after consultation and review by the Committee’s independent compensation consultant, an amendment to the Company’s APP to eliminate the $3,000,000 per-participant annual payout cap, effective as of January 1, 2027.
Adoption or Termination of Rule 10b5-1 Plans and Non-Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or “officers” (as such term is defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated (i) any contract, instruction or written plan for the purchase or sale of the Company’s securities, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or (ii) any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

4.4
Officers’ Certificate of American Water Capital Corp., dated September 16, 2026, establishing the 5.550% Senior Notes due 2033 (incorporated by reference to Exhibit 4.1 to American Water Works Company Inc.’s Current Report on Form 8-K, File No. 001-34028, filed September 16, 2026).

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

Exhibit Number	Exhibit Description
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

10.3.1
American Water Works Company, Inc. Annual Incentive Plan (incorporated by reference to Appendix C to American Water Works Company, Inc.’s Definitive Proxy Statement, File No. 001-34028, filed March 27, 2015).

10.3.2
Amendment 2016-1 to American Water Works Company, Inc. Annual Incentive Plan (now known as the Annual Performance Plan), effective January 1, 2016 (incorporated by reference to Exhibit 10.14.2 to American Water Works Company, Inc.’s Annual Report on Form 10-K, File No. 001-34028, filed February 25, 2016).

*10.3.3	Amendment 2026-1 to American Water Works Company, Inc. Annual Performance Plan, effective January 1, 2027.
*22.1	Guaranteed Securities.
*31.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
*31.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act.
**32.1	Certification of John C. Griffith, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
**32.2	Certification of David M. Bowler, Executive Vice President and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 2026.

AMERICAN WATER WORKS COMPANY, INC.
(REGISTRANT)
By	/s/ JOHN C. GRIFFITH
John C. Griffith President and Chief Executive Officer (Principal Executive Officer)
By	/s/ DAVID M. BOWLER
David M. Bowler Executive Vice President and Chief Financial Officer (Principal Financial Officer)
By	/s/ MELISSA K. WIKLE
Melissa K. Wikle Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)